Form 10QSB
period 2008-06-30
CEMTREX INC
filed 2008-08-18
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number: 000-53238

CEMTREX, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

19 Engineers Lane,
Farmingdale, New York 11735

(Address, including zip code, of principal executive offices)

631-756-9116

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒  No ☐

(2) Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At August 12, 2008, the issuer had outstanding 34,327,862 shares of Common Stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CEMTREX, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

CEMTREX, INC.

CONTENTS

PAGE	4	CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2008 (UNAUDITED)

PAGE	5	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007(UNAUDITED)

PAGE	6	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM SEPTEMBER 30, 2006 TO JUNE 30, 2008 (UNAUDITED)

PAGE	7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007 (UNAUDITED)

PAGES	8 – 13	NOTES TO UNAUDITED FINANCIAL STATEMENTS

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30,	September 30,
	2008	2007
	Unaudited
Assets
Current Assets
Cash & Equivalents	$218,661	$143,830
Accounts Receivable	700,346	780,474
Inventory	374,161	252,443
Prepaid Expenses & Other Assets	-	4,225
Total Current Assets	1,293,168	1,180,972

Property & Equipment, Net	200,084	61,723
Other	29,563	22,024
Goodwill, Net	2,973,813	2,973,813

Total Assets	$4,496,628	$4,238,532

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$728,856	$914,907
Accrued Expenses	93,675	448,640
Income Taxes Payable	31,100	-
Customer Deposits	-	85,516
Notes Payable-Shareholder	548,711	8,983
Total Current Liabilities	1,402,342	1,458,046

Convertible Debenture	1,300,000	1,300,000
Total Liabilities	2,702,342	2,758,046

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 60,000,000 shares authorized; 34,327,862 shares issued and outstanding.	34,328	34,328
Additional Paid-in Capital	1,644,172	1,644,172
Accumulated Deficit	115,786	(198,014)
Total Stockholders' Equity (Deficit)	1,794,286	1,480,486

Total Liabilities & Stockholders' Equity (Deficit)	$4,496,628	$4,238,532

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations
Unaudited

	For the Three Months		For the Nine Months
	Ended		Ended,
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$1,272,314	$1,636,171	$4,514,788	$2,288,276

Cost of Goods Sold	662,585	1,143,479	2,434,930	1,392,120

Gross Profit	609,729	492,692	2,079,858	896,156

Operating Expenses	511,126	805,683	1,643,528	987,928

Operating Income (Loss)	98,603	(312,991)	436,330	(91,772)

Other Income (Expense)
Other Income	-	15,186	606	23,936
Interest Expense	(31,409)	-	(92,036)	-
Total Other Income (Expense)	(31,409)	15,186	(91,430)	23,936

Net Income (Loss) Before Income Taxes	67,194	(297,805)	344,900	(67,836)

Provision for Income Taxes	-	-	(31,100)	-

Net Income (Loss)	$67,194	$(297,805)	$313,800	$(67,836)

Income (Loss) Per Share-Basic and Diluted	$0.00	$(0.01)	$0.01	$(0.00)

Weighted Average Number of Shares	34,327,862	24,044,144	34,327,862	18,208,407

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock				Total
	Number of Shares	Par Value ($0.001) Amount	Additional Paid- In-Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance at September 30, 2006	6,880,213	$ 6,880	$ 543,120	$ (74,449)	$ 475,551
Common Stock Issued to Investors for Cash	7,447,649	7,448	371,052	-	378,500
Common Stock Issued for Purchase of Assets	20,000,000	20,000	730,000	-	750,000
Net Loss	-	-	-	(123,565)	(123,565)
Balance at September 30, 2007	34,327,862	$34,328	$1,644,172	$(198,014)	$1,480,486
Net Income	-	-	-	313,800	313,800
Balance at June 30, 2008 (Unaudited)	34,327,862	$34,328	$1,644,172	$115,786	$1,794,286

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Unaudited

	For the Nine Months Ended, June 30,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$313,800	$(67,836)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	13,578	2,118

Changes in operating assets and liabilities:
Accounts Receivable	80,128	(682,287)
Inventory	(121,718)	(19,845)
Prepaid Expenses & Other Assets	4,225	15,224
Other Assets	(7,539)	(26,249)
Accounts Payable	(186,051)	801,875
Accrued Expenses	(354,965)	448,640
Income Taxes Payable	31,100	-
Customer Deposits	(85,516)	692

Net Cash Used in Operating Activities	(312,958)	472,332

Cash Flows from Investing Activities
Purchase of Property and Equipment	(151,939)	(67,018)
Net Purchase of Griffin Filters	-	(506,430)
Goodwill from Ducon	-	(142,501)

Net Cash Used in Investing Activities	(151,939)	(715,949)

Cash Flows from Financing Activities
Net Loans from Shareholders	539,728	-
Common Stock Issued for Cash	-	378,500

Net Cash Provided by Financing Activities	539,728	378,500

Net Increase (Decrease) in Cash	74,831	134,883

Cash Beginning of Period	143,830	29,279

Cash at End of Period	$218,661	$164,162

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Convertible Debentures issued for Griffin Purchase	$-	$1,300,000
Common Stock Issued for Griffin Acquisition	-	750,000

The accompanying notes are an integral part of these financial statements

CEMTREX, INC.
NOTES TO FINANCIAL STATEMENTS
Unaudited

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its Subsidiary is engaged in manufacturing and selling the most advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally.  Company's products are sold to power plants, refineries, chemical plants, cement plants & other industries including federal and state Governmental agencies. Through its wholly-owned subsidiary Griffin Filters, Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions from a variety of industries.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004 the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC (see Note 4 Acquisitions and Goodwill).

Note 2 - Summary of Significant Accounting Policies

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cemtrex, Inc and its wholly owned subsidiary Griffin Filters, LLC, (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk - Cash

The Company maintains its cash with various financial institutions, which may exceed federally insured limits throughout the period.

Marketable Securities Available for Sale

The Company evaluates its investment policies and the appropriate classification of securities at the time of purchase consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain investments in Debt and Equity Securities," at each balance sheet date and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' deficiency under the caption "Accumulated Other Comprehensive Loss". Realized gains and losses and declines in value judged to be other than-temporary on available-for-sale securities are included in net gain on sale of marketable securities. The cost of securities sold is based on the specific identification method.

CEMTREX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Inventories

Inventories are comprised of replacement parts and system, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally five to seven years. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("FASB") No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities.

Guarantee Expense

In accordance with FASB Interpretation No. 45 ("Fin 45"), the Company recognizes, at the inception of a guarantee, the cost of the fair value of the obligation undertaken in issuing the guarantee.

Fair Value of Financial Instruments

The reported amounts of the Company's financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value since the debt agreements provide for interest rates that approximate market.

Stock Based Compensation

The Company has adopted the disclosure provisions only of SFAS 123 and continues to account for stock based compensation using the intrinsic value method prescribed in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Common stock issued to employees for compensation is accounted for based on the market price of the underlying stock, generally the average low bid price.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Allowance for doubtful accounts

In determining the allowance to be maintained, management evaluates many factors including industry and historical loss experience. The allowance for doubtful accounts is maintained at an amount management deems adequate to cover estimated losses. At June 30, 2008 and September 30, 2007, the Company has reserved $100,000 for doubtful accounts.

CEMTREX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Advertising

The Company incurred no advertising expenses for the periods ended June 30, 2008 and September 30, 2007.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the periods ended June 30, 2008 and September 30, 2007.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) . SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

CEMTREX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes , by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements. In February 2007, the FASS issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159 on its financial position and results of operations.

Note 3 - Property and Equipment

At June 30, 2008 and September 30, 2007, property and equipment are comprised of the following:

	June 30,	September 30,
	2008	2007

Furniture and Office Equipment	$82,590	$82,590
Computer Software	4,550	4,550
Machinery and Equipment	151,939	-

Less: Accumulated Depreciation	(38,995)	(25,417)

Net Property & Equipment	$200,084	$61,723

Depreciation for the nine months ended June 30, 2008 and 2007 was $13,578 and $2,118, respectively.

Note 4 – Acquisitions and Goodwill

On May 1, 2007, Cemtrex, Inc. purchased Griffin Filters, LLC for $2,750,000 for a combination of stock ($750,000), a convertible debenture ($1,300,000) and cash of $700,000.

Note 5 – Customer Deposits

The Company accounts for payments received prior to shipment as a liability and recognizes revenue when the products are shipped.

Note 6 – Note Payable Shareholder

A Note Payable to a shareholder is due within the next year and accrues interest at 5%.

Note7 – Convertible Debenture

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to an Officer of the Company in conjunction with the Purchase of Griffin Filters, Inc. The debenture caries an 8% annual interest rate with interest payable semiannually in arrears on the first business day of January and July each year. The debenture principle is due and payable on April 30, 2011.

The debenture has the right of conversion into non-assessable shares of common stock of the Company at $0.001 (par value) per share. Conversion is not exercisable prior to December 31, 2007. Commencing January 1, 2008 and continuing to April 30, 2011, the Debenture Holder shall have the right of conversion subject o the terms and conditions of the debenture. In the event the face amount of the debenture is not fully converted on or before April 30, 2011, the conversion rights will lapse.

CEMTREX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 8 –Prior Financial Statements

For comparative purposes, the following depicts the Consolidated Statements of Operations had the entities been together for the periods indicated.

	For the Three Months		For the Nine Months
	Ended		Ended,
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$1,272,314	$1,789,238	$4,514,788	$4,546,179

Cost of Goods Sold	662,585	1,168,127	2,434,930	2,979,853

Gross Profit	609,729	621,111	2,079,858	1,566,326

Operating Expenses	511,126	907,086	1,643,528	1,409,234

Operating Income (Loss)	98,603	(285,975)	436,330	157,092

Other Income (Expense)
Other Income	-	57,091	606	87,551
Interest Income	-	-	-	-
Interest Expense	(31,409)	-	(92,036)	-
Total Other Income (Expense)	(31,409)	57,091	(91,430)	87,551

Net Income (Loss) Before Income Taxes	67,194	(228,884)	344,900	244,643

Provision for Income Taxes	-	-	(31,100)	-

Net Income (Loss)	$67,194	$(228,884)	$313,800	$244,643

Note 9– Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. As of June 30, 2008 and September 30, 2007, there were no shares issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of March 31, 2008 and September 30, 2007, there were 34,327,862 shares issued and outstanding..

2008

No shares were issued during the nine months ended June 30, 2008.

2007

For the year ended September 30, 2007, the Company issued 7,447,649 shares of Common Stock to investors for cash totaling $378,500. In addition, the Company issued 20,000,000 shares of Common Stock to an Officer in conjunction with the acquisition of Griffin Filters totaling $750,000.

Note 10 – Commitments & Contingencies

Lease Obligations

The Company leases its corporate office space on a month-to-month basis with minimum monthly payments of $2,157.

The Company leases its Manufacturing office space on a 5 year lease agreement with minimum monthly payments of $4.225. This lease expires March 30, 2012.

CEMTREX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Legal Proceedings

The Company is not currently involved in any lawsuits or litigation.

Note 11 - Subsequent Events

There are no material subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" in our Form 10 filed June 19, 2008 and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

OVERVIEW

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs, engineers, assembles and sells emission monitoring equipment and instruments to the chemicals, pulp and paper, steel, power, coal and petrochemical industries, as well as to municipalities, hospitals, and state and federal governments.

The Company's current products include the following:

o	Opacity monitor: Compliance & non-compliance types
o	Extractive Continuous Emission Monitors
o	Ammonia Analyzer
o	Mercury Analyzer
o	Insitu Process Analyzers

For the nine month period ended June 30, 2008, we generated revenues of $4,514,788 which is an increase of $2,226,512 from the nine month period ended June 30, 2007. For the nine month period ended June 30, 2008, we generated net income of $313,800. For the nine month period ended June 30, 2007, we incurred a net loss of ($67,836). The following table summarizes these results:

	Three Months Ended June 30,
	2008	2007

Revenues	$1,272,314	$1,636,171
Operating Expenses	$511,126	805,683
Net Income (Loss)	$67,194	($ 297,805)
Net Income Per Common Share, Basic and Diluted	$0.000	($ 0.01)
Weighted Average Number of Shares	34,327,862	24,044,144

	Nine Months Ended June 30,
	2008	2007

Revenues	$4,514,788	$2,288,276
Operating Expenses	$1,643,528	$987,928
Net Income (Loss)	$313,800	($ 67,836)
Net Income Per Common Share, Basic and Diluted	$0.01	($ 0.00)
Weighted Average Number of Shares	34,327,862	18,208,407

Current Assets	$1,293,168	$1,180,972
Total Assets	$4,496,628	$4,238,532
Total Liabilities	$2,702,342	$2,758,046
Total Stockholders' Equity	$1,794,286	$1,480,486

On April 27, 1998, the Company was incorporated in the state of Delaware under the name “Diversified American Holdings, Inc.” On November 13, 1998, the Company’s name was changed to “Strateginet, Inc.” The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004.

On December 30, 2004, the Company purchased certain assets from Ducon Technologies, Inc., which related to a business engaged in designing, assembling, selling and maintaining emission monitors to utilities and industries. Ducon Technologies Inc. is owned by Texxar Inc. a private corporation. The sole owner of Texxar, Inc. is Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company. In consideration for the asset purchase, the Company issued to Ducon Technologies, Inc. 3,250,000 shares of its common stock. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On April 30, 2007, the Company purchased all of the issued and outstanding membership interests of Griffin Filters LLC, (“Griffin”) a company established since 1971 and engaged in the design, engineering & supplying of industrial air filtration equipment from its President. Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, was the owner of 100% of the issued and outstanding membership interests of Griffin. The Company purchased 100% ownership in Griffin for a purchase price of $ 2,750,000.00. The Company completed the Griffin purchase by (i) paying cash of $700,000.00, (ii) issuing 20,000,000 shares of common stock valued at $750,000.00 and (iii) issuing a four year convertible debenture in the amount of $1,300,000.00, paying interest of 8.0% per year and convertible into 30,000,000 shares of common stock. Griffin had sales and net income of $3,297,409 and $145,981 respectively for fiscal year ended September 30, 2006. Griffin is now a wholly-owned subsidiary of the Company.

The Company designs, engineers, assembles and sells emission monitoring equipment and instruments to the chemicals, pulp and paper, steel, power, coal and petrochemical industries, as well as to municipalities, hospitals, and state and federal governments. The Company’s emission monitoring systems are installed at the exhaust stacks of industrial facilities and are used to measure the outlet flue gas concentrations of regulated pollutants, such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, nitrous oxides, ammonia, nitrogen oxide, carbon dioxide, carbon monoxide and other regulated pollutants. Through use of our equipment and instrumentation, our clients can monitor the exhausts to the atmosphere from their facilities and comply with Environmental Protection Agency and state and local emission regulations on dust, particulate, fumes, acid gases and other regulated pollutants into the atmosphere.

The Company is also getting involved in providing turnkey services for carbon credit projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. Carbon Credits are emission offsets that are generated from greenhouse gases abatement, renewable energy such as solar & wind, and energy efficiency projects which displace carbon emissions from traditional fossil fuel sources like coal, oil or gas with the subsequent reduction in greenhouse gas emissions. Companies, agencies and governments buy, sell, bank and trade Carbon Credits called Certified Emission Reductions or CERs. Cemtrex provides consulting services for such projects and arranges for investment equity and the sales of CERs for its customers.

INDUSTRY BACKGROUND

The market for environmental control systems and technologies is directly dependent upon governmental regulations and their enforcement. During the past three decades, federal, state and local governments have realized the contaminated air poses significant threats to public health and safety, and, in response, have enacted legislation designed to curb emissions of a variety of air pollutants. Management believes that the existence of governmental regulations creates demand for the Company’s emission monitoring equipment and environmental control systems.

These governmental regulations affect nearly every industrial activity. The principal federal legislation that was created is the Clean Air Act of 1970, as amended (the “Clean Air Act”). This legislation requires compliance with ambient air quality standards and empowers the Environmental Protection Agency (EPA) to establish and enforce limits on the emissions of various pollutants from specific types of facilities. The states have primary responsibility for implementing these standards and, in some cases, have adopted standards more stringent than those established by the EPA. In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country acid rain problem by imposing strict control on the emissions of sulfur dioxide from power plants. During 1997, EPA approved regulations for ozone related emissions and in 1998 EPA issued regulations requiring utilities in 22 states to significantly reduce Nitrogen oxides emissions.

According to scientists, the Earth's surface has risen in temperature by about 1 degree Fahrenheit in the past century. There is increasing evidence that certain human activities are contributing to this change in temperature through activities that increase the levels of greenhouse gases, primarily carbon dioxide, methane, and nitrous oxide, in the atmosphere. Greenhouse gases trap heat that would normally escape back into the atmosphere, thus increasing the Earth's natural greenhouse effect and increasing temperature over time.

The Earth's climate is predicted to change because human activities are altering the chemical composition of the atmosphere through the buildup of greenhouse gases—primarily carbon dioxide (CO2), methane (CH4), and nitrous oxide (NOx). The heat-trapping property of these gases is undisputed. Although uncertainty exists about exactly how Earth's climate responds to these gases, global temperatures are rising.

EPA Clean Air market Programs

EPA’s Clean air market programs include various market-based regulatory programs designed to improve air quality. Clean air markets include various market-based regulatory programs designed to improve air quality by reducing outdoor concentrations of fine particles, sulfur dioxide, nitrogen oxides, mercury, ozone and other significant air emissions. The most well-known of these programs are EPA’s Acid Rain Program and the NOx Trading Programs, which reduce emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx)–compounds produced by fossil fuel combustion.

Acid Rain Program

The goal of the Acid Rain Program is to achieve significant environmental and public health benefits through reductions in emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx), the primary causes of acid rain. To achieve this goal at the lowest cost to society, the program employs both traditional and innovative, market-based approaches for controlling air pollution. In addition, the program encourages energy efficiency and pollution prevention.

"Acid rain" is a broad term referring to a mixture of wet and dry deposition (deposited material) from the atmosphere containing higher than normal amounts of nitric and sulfuric acids. The precursors, or chemical forerunners, of acid rain formation result from both natural sources, such as volcanoes and decaying vegetation, and man-made sources, primarily emissions of SO2 and NOx resulting from fossil fuel combustion. In the United States, roughly 2/3 of all SO2 and 1/4 of all NOx come from electric power generation that relies on burning fossil fuels, like coal. Acid rain occurs when these gases react in the atmosphere with water, oxygen, and other chemicals to form various acidic compounds. The result is a mild solution of sulfuric acid and nitric acid. When sulfur dioxide and nitrogen oxides are released from power plants and other sources, prevailing winds blow these compounds across state and national borders, sometimes over hundreds of miles.

NOx Trading Program

The goal of the NOx Trading Program is to reduce the transport of ground-level ozone across large distances. The Ozone Transport Commission (OTC) NOx Budget Program was implemented from 1999 to 2002 and was replaced by the NOx Budget Trading Program—also known as the “NOx SIP Call”—in 2003. The NOx SIP Call Program is a market-based cap and trade program created to reduce emissions of nitrogen oxides (NOx) from power plants and other large combustion sources in the eastern United States. NOx is a prime ingredient in the formation of ground-level ozone (smog), a pervasive air pollution problem in many areas of the eastern United States. The NOx Budget Trading Program was designed to reduce NOx emissions during the warm summer months, referred to as the ozone season, when ground-level ozone concentrations are highest.

Clean Air Interstate Rule (CAIR)

On March 10, 2005, EPA issued the Clean Air Interstate Rule (CAIR). This rule provides states with a solution to the problem of power plant pollution that drifts from one state to another. CAIR covers 28 eastern states and the District of Columbia. The rule uses a cap and trade system to reduce the target pollutants—sulfur dioxide (SO2) and nitrogen oxides (NOx)—by 70 percent.

The goal of the Clean Air Interstate Rule (CAIR) is to permanently cap emissions of SO2 and NOx in the eastern U.S. States must achieve the required emission reductions using one of two compliance options: (1) meet the state’s emission budget by requiring power plants to participate in an EPA-administered interstate cap and trade system, or (2) meet an individual state emissions budget through measures of the state’s choosing.

Clean Air Mercury Rule (CAMR)

On March 15, 2005, EPA issued the Clean Air Mercury Rule (CAMR) to permanently cap and reduce mercury emissions from coal-fired power plants for the first time ever. This rule makes the United States the first country in the world to regulate mercury emissions from utilities.

The goal of the Clean Air Mercury Rule (CAMR) is to reduce mercury emissions from coal-fired power plants through “standards of performance” for new and existing utilities and a market-based cap and trade program.

CAMR establishes “standards of performance” limiting mercury emissions from new and existing coal-fired power plants, and creates a market-based cap and trade program that will reduce nationwide utility emissions of mercury in two distinct phases. The first phase cap is 38 tons and emissions will be reduced by taking advantage of “co-benefit” reductions—that is, mercury reductions achieved by reducing sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions under Clean Air Interstate Rule (CAIR). In the second phase, due in 2018, coal-fired power plants will be subject to a second cap, which will reduce emissions to 15 tons upon full implementation.

EPA Emission Monitoring Requirements

EPA’s emissions monitoring requirements are designed to ensure the compliance with its current regulations pursuant to various programs. The emission monitoring requirements ensure that the emissions data collected is of a known, consistent, and high quality, and that the mass emissions data from source to source are collected in an equitable manner. This is essential to support the Clean Air Markets Program’s mission of promoting market-based trading programs as a means for solving air quality problems.

Continuous emissions monitoring (CEM) is instrumental in ensuring that the mandated reductions of SO2, NOx mercury and other pollutants are achieved. While traditional emissions limitation programs have required facilities to meet specific emissions rates, the current Program requires an accounting of each ton of emissions from each regulated unit. Compliance is then determined through a direct comparison of total annual emissions reported by CEM and allowances held for the unit.

CEM is the continuous measurement of pollutants emitted into the atmosphere in exhaust gases from combustion or industrial processes. EPA has established requirements for the continuous monitoring of SO2, volumetric flow, NOx, diluent gas, and opacity for units regulated under the Acid Rain Program. In addition, procedures for monitoring or estimating carbon dioxide (CO2) are specified. The CEM rule also contains requirements for equipment performance specifications, certification procedures, and recordkeeping and reporting.

The Acid Rain Program uses a market-based approach to reduce SO2 emissions in a cost-effective manner. (One allowance is an authorization to emit 1 ton of SO2 during or after a specified calendar year; a utility may buy, sell, or hold allowances as part of its compliance strategy.) Complete and accurate emissions data are key to implementing this market-based approach.

An essential feature of smoothly operating markets is a method for measuring the commodity being traded. The CEM data supplies the gold standard to back up the paper currency of emissions allowances. The CEM requirements, therefore, management believes instills confidence in the market-based approach by verifying the existence and value of the traded allowance.

The owner or operator of a unit regulated under the Acid Rain Program must install CEM systems on the unit unless otherwise specified in the regulation. CEM systems include:

•	An SO2 pollutant concentration monitor.

•	A NOx pollutant concentration monitor.

•	A volumetric flow monitor.

•	An opacity monitor.

•	A diluent gas (O2 or CO2) monitor.

•	A computer-based data acquisition and handling system (DAHS) for recording and performing calculations with the data.

All CEM systems must be in continuous operation and must be able to sample, analyze, and record data at least every 15 minutes. All emissions and flow data will be reduced to 1-hour averages. The rule specifies procedures for converting the hourly emissions data into the appropriate units of measure.

The following is a summary of monitoring method requirements and options:

•	All existing coal-fired units serving a generator greater than 25 megawatts and all new coal units must use CEMs for SO2, NOx, flow, and opacity.

•
Units burning natural gas may determine SO2 mass emissions by: (1) measuring heat input with a gas flowmeter and using a default emission rate; or (2) sampling and analyzing gas daily for sulfur and using the volume of gas combusted; or (3) using CEMs.

•	Units burning oil may monitor SO2 mass emissions by one of the following methods:

1.	daily manual oil sampling and analysis plus oil flow meter (to continuously monitor oil usage)

2.	sampling and analysis of diesel fuel oil as-delivered plus oil flow meter

3.	automatic continuous oil sampling plus oil flow meter

4.	SO2 and flow CEMs.

•	Gas-fired and oil-fired base-loaded units must use NOx CEMs.

•
Gas-fired peaking units and oil-fired peaking units may either estimate NOx emissions by using site-specific emission correlations and periodic stack testing to verify continued representativeness of the correlations, or use NOx CEMS. The emission correlation method has been significantly streamlined in the revised rule.

•	All gas-fired units using natural gas for at least 90 percent of their annual heat input and units burning diesel fuel oil are exempt from opacity monitoring.

•	For CO2 all units can use either (1) a mass balance estimation, or (2) CO2 CEMs, or (3) O2 CEMs in order to estimate CO2 emissions.

PRODUCTS

The Company offers a range of products and systems, incorporating diverse technologies, to address the needs of a wide variety of industries and their environmental regulations. Management believes that the Company provides a single source responsibility for design, engineering, assembly, installation and maintenance of systems to its customers. The Company’s products are designed to operate so as to allow its users to determine their compliance with the latest governmental emissions regulations. The Company’s products measure the concentrations of various regulated pollutants in the flue gases discharging the exhaust stacks at various utilities and industries.

The Company's current products include the following:

Opacity monitor: Compliance & non-compliance types

Management believes that the Company’s Laser Opacity monitor provides the highest accuracy and long-term reliability available for stack opacity and dust measurements. An EPA-compliant monitoring system, the monitor is a lightweight, efficient solution for determining opacity or dust concentration in stack gases. Proven in many installations worldwide, it advances the state of opacity monitoring with higher levels of accuracy, flexible installation and reduced long-term maintenance

Extractive Continuous Emission Monitors (CEMS)

Cemtrex provides direct-extractive and dilution-extractive CEMS equipment & systems that are applicable for utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators, and process controls. In addition to traditional CEMS designed for maximum reliability and minimal maintenance in monitoring criteria pollutants, the Company can also accurately quantify other gaseous compounds through in-situ or extractive FTIR systems. The Company’s Extractive CEMS can be configured to monitor for one or all of the following: • NOx • SO2 • CO2 • O2 • CO • THC • Mercury • H2S • HCl & HF Acid • NH3 • Particulate • Opacity • Volumetric Flow and Moisture.

Ammonia Analyzer

The flue gas stream which contain ammonia, nitrogen oxides and in some cases sulfur dioxide utilize Ultra Violet radiation techniques for measurements. All these components absorb UV radiation, and therefore can be monitored by process analyzers that utilize UV absorbance techniques for detection.

Mercury Analyzer

The EPA Clean Air Mercury rule requires that all coal fired power plants must provide continuous mercury monitoring by 2009. Management believes that Cemtrex's SM4 mercury monitor, a result of 10 years experience in mercury monitoring business, provides reliable online measurements at a much lower cost than any other competing model in the market. Cemtrex SM4 is the first instrument working on a thermo catalytic principle avoiding wet chemical sample treatment. As a consequence, the Company has found that maintenance demand has been drastically minimized. We belive that it is the only monitor that required no maintenance at a coal fired utility wet stack, no carrier gases, no water and 95% data availability. SM4 uses straight extractive Teflon sheathed Hastelloy probe with no plugging or corrosion.

PRODUCT DEVELOPMENT

There are no products under development at the present time.

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys parts and components to assemble its equipment and products. The Company does not manufacture or fabricate its own products or systems. The Company relies on sub-suppliers and third party vendors to procure from or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work.

PARTS, REPAIR AND REFURBISHMENT SERVICES

The Company also provides replacement and spare parts and repair and refurbishment services for our emission monitoring systems following the expiration of our warranties which generally range up to 12 months. The Company has experienced only minimal costs from its warranties.

The Company’s standard terms of sale disclaim any liability for consequential or indirect losses or damages stemming from any failure of our products or systems or any component thereof. The Company seeks indemnification from its subcontractors for any loss, damage or claim arising from the subcontractors' failure to perform.

COMPETITION

The Company faces substantial competition in each of its principal markets. Most of its competitors are larger and have greater financial resources than the Company; several are divisions of multi-national companies. The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of our products, systems and services. Additionally, the Company’s management believes that the successful performance of the Company’s installed products and systems is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

We obtain virtually all our contracts through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of the efficiency or reliability of products and the engineering and technical expertise of the bidder. Several companies market products that compete directly with our products.  Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services.  We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Thermo Fisher Scientific Inc., Tekran Instruments Corporation, Altech Environment USA, Shaw Group, and Horiba Instruments Inc. in the emissions monitoring business.

INTELLECTUAL PROPERTY

Over the years, the Company has developed proprietary technologies that give it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property. The Company has not filed any patents.

MARKETING

The Company relies on manufacturing representatives, distributors, direct salespersons, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market our products and services. The Company uses more than eight manufacturing sales representatives in the United States backed by our senior management and technical professionals. The Company’s arrangements with independent sales representatives accord each a defined territory within which to sell some or all of our products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will. The Company’s sales representatives do not have authority to execute contracts on the Company’s behalf.

The Company’s sales representatives also serve as ongoing liaison function between us and our customers during the installation phase of our products and systems and address customers' questions or concerns arising thereafter. The Company selects representatives based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

Technical inquiries received from potential customers are referred to our engineering personnel. Thereafter, the Company’s sales and engineering personnel jointly prepare a budget for future planning, a proposal, or a final bid. The period between initial customer contact and issuance of an order is generally between two and twelve months.

CUSTOMERS

The Company’s principal customers are engaged in refining, power, chemical, mining and metallurgical processing. Historically, most of our customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. For several years, the Company has marketed its products as integrated custom engineered emission monitoring systems and environmental management solutions. No one single customer accounts for a large percentage of our annual sales.

On most projects, the Company is responsible to its customers for all phases of the design, assembly, supply and, if included, field installation of its products and systems. The successful completion of a project is generally determined by a successful operational test of the supplied equipment conducted by our field service technician in the presence of the customer.

TECHNOLOGY

The Company has developed a broad range of emission monitoring technological base. The Company’s equipment and instruments are used: (i) to measure particulate, carbon dioxide, nitrogen oxides, mercury and sulfur dioxide from coal-fired power plants, (ii) to measure particulate from cement plants, (iii) to measure hydrocarbons, particulate and sulfur dioxide from refineries, (iv) to measure hydrogen sulfide, carbon monoxide, ammonia, hydrocarbons and other regulated pollutants from chemical plants, steel plants, incinerators and other industrial exhausts. Our emission monitors are capable of meeting all current federal and local emission monitoring standards. The Company has not filed any patents with respect to its technology.

BONDING AND INSURANCE

While only a very few of our contracts require the Company to procure bid and performance bonds, such requirements are prevalent for large projects or projects partially or fully funded by federal, state or local governments. A bid bond guarantees that a bidder will execute a contract if it is awarded the job and a performance bond guarantees performance of the contract. The Company does not presently have a bank credit line to back bid or performance bonds. Thus, the Company cannot bid on certain contracts.

In certain cases, the Company is able to secure large contracts by accepting progress payments with retention provisions in lieu of bonds.

The Company currently maintains different types of insurance, including general liability and property coverage. The Company does not maintain product liability insurance with respect to its products and equipment. Management believes that the insurance coverage that it is adequate for our current business needs.

GOVERNMENT REGULATION

Significant environmental laws, particularly the Federal Clean Air Act, have been enacted in response to public concern about the environment. The Company believes that compliance with and enforcement of these laws and regulations create the demand for our products and systems and largely determine the level of expenditures that customers will make to monitor the emissions from their facilities. The Federal Clean Air Act, initially adopted in 1970 and extensively amended in 1990, requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of industrial facilities. States have primary responsibility for implementing these standards, and, in some cases, have adopted more stringent standards.

The 1990 amendments to the Federal Clean Air Act require, among other matters, reductions in the emission of sulfur oxides, believed to be the cause of "acid rain," in the emission of 189 identified hazardous air pollutants and toxic substances and the installation of equipment and systems which will contain certain named toxic substances used in industrial processes in the event of sudden, accidental, high-volume releases. Such amendments also extend regulatory coverage to many facilities previously exempt due to their small size and require the EPA to identify those industries which will be required to install the mandated control technology for the industry to reduce the emission of hazardous air pollutants from their respective plants and facilities. The Montreal Protocol, adopted in 1987, as well as EPA regulations issued in 1992, call for the phase-out of CFCs. In addition, regulations promulgated by the EPA in 1993 further limit the concentration of pollutants, such as hydrogen chloride, sulfur dioxide, chlorine, heavy metals and hazardous solid substances in the form of extremely fine dust, from sewage sludge incinerators. Sewage sludge facilities are required to comply with these regulations. Compliance with all these regulations can only be achieved by first monitoring the pertinent emission levels.

EMPLOYEES

The Company employs 21 full time and three part time employees, consisting of one executive officer, five managers, ten technical engineers, and five clerical and administrative support persons. None of our employees are represented by a labor union. In addition, the Company utilizes commission sales personnel and contract design engineers, on an as needed basis. There are no employment agreements.

FACILITIES

The Company does not own any real estate.

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of 2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 4,225.00 expiring on March 30, 2012. The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

RISK FACTORS

An Investment in our common stock involves risks. You should carefully consider the following risks, as well as the other information contained in this quarterly report. If any of the following risks actually occur, our business could be materially harmed.

RISKS RELATED TO OUR BUSINESS

o We are substantially dependent upon the success and market acceptance of our technology. The failure of the emissions monitoring and controls market to develop as we anticipate, would adversely affect our business.

The Company's success is largely dependent on increased market acceptance of our emission monitoring equipment and control systems. If acceptance of emissions monitoring equipment does not continue to grow, then the Company’s revenues may be significantly reduced.

o If we are unable to develop new products, our competitors may develop and market products with better features that may reduce demand for our potential products. The Company may not be able to introduce any new products or any enhancements to its existing products on a timely basis, or at all. In addition, the introduction by the Company of any new products could adversely affect the sales of certain of its existing products. If the Company's competitors develop innovative emissions testing technology that are superior to the Company's products or if the Company fails to accurately anticipate market trends and respond on a timely basis with its own innovations, the Company may not achieve sufficient growth in its revenues to attain profitability.

o We have incurred losses for the fiscal year ending September 30, 2007, and we may incur losses for the foreseeable future.

We had net loss of $123,565 for the fiscal year ended September 30, 2007. These losses have resulted principally from expenses incurred in the extensive demonstration testing of its new SM4 compliance mercury monitors at various utility sites and the low gross margin product line of Griffin Filters. We may continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business however, for the nine months ended June 30, 2008, we generated a net profit of $67,194. Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To achieve profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain when, if ever, we will return to profitability. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

o The Company faces constant changes in governmental standards by which our products are evaluated.

The Company believes that, due to the constant focus on the environment and clean air standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both domestically and abroad is possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air.  In the event our products fail to meet these ever-changing standards, some or all of our products may become obsolete.

o The future growth of our business depends, in part, on enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

The Company expects that the future business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide.  If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

o  We may incur substantial costs enforcing our proprietary information, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

The Company considers its technology and procedures proprietary. In particular, the Company depends substantially on its flexibility to develop custom engineered solutions for various applications and be responsive to customer needs. The Company has not filed for any patents for its technologies.

The Company may be notified of claims that it has infringed a third party's intellectual property. Even if such claims are not valid, they could subject the Company to significant costs. In addition, it may be necessary in the future to enforce the Company's intellectual property rights to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could force the Company to take actions that could harm its business. These include: (i) ceasing to sell products that contain allegedly infringing property; (ii) obtaining licenses to the relevant intellectual property which the Company may not be able to obtain on terms that are acceptable, or at all; (iii) indemnifying certain customers or strategic partners if it is determined that the Company has infringed upon or misappropriated another party's intellectual property; and (iv) redesigning products that embody allegedly infringing intellectual property. Any of these results could adversely affect the Company's business, financial condition and results of operations. In addition, the cost of defending or asserting any intellectual property claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant.

o Product defects could cause the Company to incur significant product liability, warranty, repair and support costs and damage its reputation which would have a material adverse effect on its business.

Although the Company rigorously tests its products, defects may be discovered in future or existing products. These defects could cause the Company to incur significant warranty, support and repair costs and divert the attention of its research and development personnel. It could also significantly damage the Company's reputation and relationship with its distributors and customers which would adversely affect its business. In addition, such defects could result in personal injury or financial or other damages to customers who may seek damages with respect to such losses. A product liability claim against the Company, even if unsuccessful, would likely be time consuming and costly to defend.

o The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

There is significant competition among companies that provide emissions monitoring systems.  Several companies market products that compete directly with our products.  Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services.  We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Thermo Fisher Scientific Inc., Tekran Instruments Corporation, Altech Environment USA, Shaw Group, and Horiba Instruments Inc. in the emissions monitoring business. Newly developed products could be more effective and cost efficient than our current or future products.  Many of the current and potential future competitors have substantially more engineering, sales and marketing capabilities and broader product lines than we have.

o The Company’s results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

•	the existence and enforcement of government environmental regulations. If these regulations are not maintained or enforced then the market for Company’s products could deteriorate;
•	Retaining and keeping qualified employees and management personnel;
•	Ability to upgrade our products to keep up with the changing market place requirements;
•	Ability to keep up with our competitors who have much higher resources than us;
•	Ability to find sub suppliers and sub contractors to assemble and install our products;
•	General economic conditions of the industry and the ability of potential customers to spend money on setting up new industries that require our products;
•	Ability to maintain or raise adequate working capital required for the operations and future growth; and
•	Ability to retain our CEO and other senior key personnel.

o The loss of our senior management and failure to attract and retain qualified personnel in a competitive labor market could limit our ability to execute our growth strategy, resulting a slower rate of growth.

We depend on the continued service of our senior management. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel and retaining such personnel once hired. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could limit our ability to execute our growth strategy resulting in a slower rate of growth.

o General economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.

The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.

o A demand for payment of the outstanding loan or the conversion into non-assessable share of common stock of the Company may have an adverse effect on the Company.

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to Arun Govil, the Company’s Chairman, CEO, President and Treasurer, in conjunction with the purchase of Griffin Filters, Inc. pursuant to the Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc. The debenture carries an 8% annual interest rate with interest payable semiannually in arrears on the first business day of January and July each year. The debenture principle is due and payable on April 30, 2011.

The debenture has the right of conversion into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share. Conversion was not exercisable prior to December 31, 2007. Commencing December 31, 2007 and continuing to April 30, 2011, the Debenture Holder shall have the right of conversion subject o the terms and conditions of the debenture. In the event the face amount of the debenture is not fully converted on or before April 30, 2011, the conversion rights will lapse.

Risks related to investment in the common stock of the Company

o We may need additional funds in the future. We may be unable to obtain additional funds or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations will be sufficient to fund our operating expenses and capital requirements through fiscal year 2008, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

o If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted.

o Our stock trades on the Pink Sheets electronic quotation system.

The Company’s Common Stock currently trades on the Pink Sheets electronic quotation system under the symbol “CTEI.PK”. The Pink Sheets is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system. There can be no assurance that a trading market for the Company's shares will continue to exist in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. See Risk Factor “Our stock price may be highly volatile” below.

o Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

o Our common stock will be subject to “penny stock” rules which may be detrimental to investors.

If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Our common stock trades on the over-the-counter electronic bulletin board and, therefore, is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock". The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. The securities will become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of purchasers in this offering to sell the Common Stock offered hereby in the secondary market.

o We do not anticipate paying any dividends.

No dividends have been paid on the common stock of the Company. The Company does not intend to pay cash dividends on its common stock in the foreseeable future, and anticipates that profits, if any, received from operations will be devoted to the Company's future operations. Any decision to pay dividends will depend upon the Company's profitability at the time, cash available and other relevant factors.

o Our stock price may be highly volatile.

The market price of our common stock, like that of many other technology companies, has been highly volatile and may continue to be so in the future due to a wide variety of factors, including:

•	announcements of technological innovations by us, our collaborative partners or our present or potential competitors;
•	our quarterly operating results and performance;
•	developments or disputes concerning patents or other proprietary rights;
•	acquisitions;
•	litigation and government proceedings;
•	adverse legislation;
•	changes in government regulations;
•	economic and other external factors; and
•	general market conditions.

In addition, potential dilutive effects of future sales of shares of common stock by shareholders and by the Company could have an adverse effect on the market price of our shares.

o Our principal shareholder has significant influence over our company which could make it impossible for the public stockholders to influence the affairs of the Company.

Approximately 74% of our outstanding voting capital stock is beneficially held by Arun Govil the Company’s Chairman, Chief Executive Officer, President and Treasurer. In addition, Mr. Govil holds a promissory note that may be convertible into 30,000,000 shares of common stock of the Company at his option. Consequently, Mr. Govil will be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This could make it impossible for the public stockholders to influence the affairs of the Company.

FINANCIAL CONDITION

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section hereof.

	Three Months Ended June 30,
	2008	2007

Revenues	$1,272,314	$1,636,171
Operating Expenses	$511,126	805,683
Net Income (Loss)	$67,194	($ 297,805)
Net Income Per Common Share, Basic and Diluted	$0.000	($ 0.01)
Weighted Average Number of Shares	34,327,862	24,044,144

	Nine Months Ended June 30,
	2008	2007

Revenues	$4,514,788	$2,288,276
Operating Expenses	$1,643,528	$987,928
Net Income (Loss)	$313,800	($ 67,836)
Net Income Per Common Share, Basic and Diluted	$0.01	($ 0.00)
Weighted Average Number of Shares	34,327,862	18,208,407

Current Assets	$1,293,168	$1,180,972
Total Assets	$4,496,628	$4,238,532
Total Liabilities	$2,702,342	$2,758,046
Total Stockholders' Equity	$1,794,286	$1,480,486

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries.

We value our inventories at the lower of cost or market. We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value. In accordance with SFAS 142, the Company examined goodwill for impairment and determined that the Company’s carrying amount did not exceed the fair value, thus, there was no impairment.

Generally, sales are recognized when shipments are made to customers. Rebates, allowances for damaged goods and other advertising and marketing program rebates are accrued pursuant to contractual provisions and included in accrued expenses. Certain amount of our revenues fall under the percentage-of-completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified.

RESULTS OF OPERATIONS

Net Sales: Net sales for nine months ended June 30, 2008 increased by $2,226,512 or 97.3%, to $4,514,788, from $2,288,276 for the nine months ended June 30, 2007. Sales growth increased during the period primarily due to _consolidation of griffin Filters’s nine month’s sales. The overall market demand for our existing business increased during the last year. However, Net sales for three months period ended June 30, 2008 decreased 22.2% to $1,272,314, as compared to the similar period ended June 30, 2007. This decrease was primarily due to timing of certain order shipments.

Gross Profit : Gross profit for the nine months ended June 30, 2008 increased $1,183,702 or 132%, to $2,079,858 which made up 46.1% of net sales, from $896,156 for the nine months ended June 30, 2007, which made up 39.1% of net sales. The higher gross margin in the nine months ended June 30, 2007 was a direct result of the product mix during the period. Gross profit for three months period ended June 30, 2008 decreased $480,894 or 42.1% to $662,585, which made up 52.1% of net sales from $1,143,479 for the three month period ended June 30, 2007, which made up 69.9% of net sales. The decrease of gross profit was a direct result of the type of projects completed during this period.

Operating Expenses: Operating expenses for the nine months ended June 30, 2008 increased $655,600, or 66.3%, to $1,643,528 from $987,928 for the nine month period ended June 30, 2007. Operating expenses as a percentage of sales decreased in the nine month period ended June 30, 2008 to 36.4% from 43.2% in the nine month period ended June 30, 2007. The decrease in operating expenses percentage was primarily due to higher sales level during the nine month period as compared to last year. Operating expenses for the three months ended June 30, 2008 decreased $294,557, or 36.6%, to $511,126 from $805,683 for the three month period ended June 30, 2007. Operating expenses as a percentage of sales decreased in the three month period ended June 30, 2008 to 40.9% from 49.2% in the three month period ended June 30, 2007. The decrease in operating expenses was primarily due to lower marketing and overhead expenses due to lower activity level.

Net Income/Loss: The Company had net income of $313,800 for the nine month period ended June 30, 2008 as compared to a net loss of ($67,836) for the nine month period ended June 30, 2007. The net profit in the nine month period ended June 30, 2008 was a result of higher sales during this period. The Company had a net profit of $67,194 for three months period ended June 30, 2008 as compared to a net loss of ($297,805) in the similar period ended June 30, 2007. The higher net income for the three month period ended June 30, 2008 was a result of profitable operations during this quarter as compared to a net loss incurred by Griffin Filters during the same period last year.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 38% and 38% for 2007 and 2006, respectively.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was ($109,174) at June 30, 2008, compared to ($277,074) at September 30, 2007. This included cash and cash equivalents of $218,661 at June 30, 2008 and $143,830 at September 30, 2007, respectively. The reason for the improvement in working capital was due to higher sales and profitability of operations. At June 30, 2008, we had $218,661 in cash as compared with $164,162 in cash at June 30, 2007.

Trade receivables decreased $80,128, or 10.3% at June 30, 2008 to $700,346 at June 30, 2008 from $780,474 at September 30, 2007. The decrease in accounts receivable is attributable to timing of order shipments and receipt of payments from customers.
Inventories increased $121,718 or 67.5% to $374,161 at June 30, 2008 from $252,443 at September 30, 2007. The increase inventory was due to timing of order shipment and receipt of fresh inventories.

Continuing operations used $312,958 of cash for the nine months ended June 30, 2008, compared to generating $472,332 of cash for the nine months ended June 30, 2007. The decrease in cash flows was primarily related to payments of account payable and collection of account receivables timing. . Investing activities for continuing operations used $151,939 of cash during the nine months ended June 30, 2008, compared to $715,949 of cash during the nine months ended June 30, 2007. The use of cash by investing activities was primarily attributable to the purchase of griffin last year and to purchase of equipment during this year. The financing activities during the nine months ended June 30, 2008 generated $539,728 in cash from issuance of loans from shareholders.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2008 fiscal year. Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Outlook

We anticipate that the outlook for our products and services remains quite strong and we are positioned well to take advantage of it.

We believe there is currently a gradually increasing public awareness of the issues surrounding air quality and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of air quality on society and future generations, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving air quality problems. As a result, we believe there will be an increase in interest in our mercury monitors, opacity monitors, carbon credits and air filtration products of subsidiary Griffin Filters.

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors” as well as:

•	the shortage of reliable market data regarding the emission monitoring & air filtration market,

•	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,

•	anticipated working capital or other cash requirements,

•	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

•	product obsolescence due to the development of new technologies, and

•	Various competitive factors that may prevent us from competing successfully in the marketplace.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10QSB will in fact occur.

ITEM 3. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and chief financial and accounting officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based upon his evaluation of these controls and procedures as of JUNE 30, 2008) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no changes in the Company's internal controls or other factors that could materially affect such controls subsequent to the date of his evaluation, and that there were no corrective actions necessary with regard to any deficiencies or material weaknesses.

ITEM 3A(T). CONTROLS AND PROCEDURES.

MANAGEMENT'S INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are designed to ensure that information required to be disclosed in our reports and filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is accurately recorded, processed, summarized, and reported, according to the rules and regulations and within the time periods proscribed by the Exchange Act. The Company believes that its internal controls and procedures relating to its financial reporting are designed to provide reasonable assurance of achieving the Company's goals of compliance with the Exchange Act. However, the design of any system of financial control is based upon certain assumptions about the likelihood of future events and is affected by the amount of resources available to a company and inherent risks within any control procedure. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of the inherent limitations in financial disclosure, controls, and procedures, the Company may not be able to prevent or detect all misstatements or failures to comply with the Exchange Act.

Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are designed by, or under the supervision of, the Company's Certifying Officer. The Company's Certifying Officer, the board of directors, management, and other personnel, are involved in implementing the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures.

The Company's internal control over financial reporting disclosure, financial controls, and reporting procedures are consistent with generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records in reasonable detail and accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the authorization of the management and directors of the Company; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets, or unauthorized transactions, that could have a material effect on the Company's financial statements.

The Certifying Officer is aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended June 30, 2008, that could materially affect the Company's ability to comply with the Exchange Act. The Certifying Officer is aware of no instances during the quarter ended June 30, 2008, whereby the Company's internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: August 14, 2008	By	/s/
Arun Govil
Chairman of the Board, Chief
Executive Officer and President

Dated: August 14, 2008	By	/s/
Renato Dela Rama
Vice President of Finance