Form 10KSB
period 2008-09-30
CEMTREX INC
filed 2009-01-13
CIK 1435064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

Commission File Number: 000-53238

CEMTREX, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

19 Engineers Lane,
Farmingdale, New York 11735
 (Address, including zip code, of principal executive offices)

631-756-9116
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues; for the fiscal year ended September 30, 2008 were $6,670,052.00.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 15, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $88,978 based on the average bid and asked price of $0.01 on December 15, 2008.

As of December 15, 2008, the registrant had 34,327,862 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):

     Yes ☐        No ☒

Index

Part I
Cautionary Statement Regarding Forward-Looking Statements
Item 1	Business
Item 1A	Risk Factors
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

Part II
Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 8B	Other Information

Part III
Item 9	Directors, Executive Officers and Corporate Governance
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions, and Director Independence
Item 13	Exhibits
Item 14	Principal Accounting Fees and Services

Financial Statements
Signatures

FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

PART I

ITEM 1.	BUSINESS

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs,  engineers, assembles and sells emission monitoring equipment and instruments to the chemicals,  pulp and paper, steel, power,  coal  and  petrochemical industries,  as  well  as  to municipalities,  hospitals,  and  state  and  federal governments.  Cemtrex also markets technologies for controlling of green house gases to generate carbon credits pursuant to Kyoto protocol. The Company has also recently launched a new line of energy efficiency products named Green DCV for commercial buildings.

The Company's current products include the following:

(i)            Emission Monitors:
     o    Opacity monitor: Compliance & non-compliance types
     o    Extractive Continuous Emission Monitors
     o    Ammonia Analyzer
     o    Mercury Analyzer
     o    Insitu Process Analyzers

(ii)           Energy Efficiency Products
 Green Direct Controlled Ventilation (DCV) systems

(iii)         Green House gas Technologies
Control of Ventilation Air methane
Control of Nitrous oxide
Control of carbon Dioxide

On April 27, 1998, the Company was incorporated in the state of Delaware under the name “Diversified American Holdings, Inc.”  On November 13, 1998, the Company’s name was changed to “Strateginet, Inc.”  The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004.

On December 30, 2004, the Company purchased certain assets from Ducon Technologies, Inc., which related to a business engaged in designing, assembling, selling and maintaining emission monitors to utilities and industries.  Ducon Technologies Inc. is owned Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company.  In consideration for the asset purchase, the Company issued to Ducon Technologies, Inc. 1,950,000 shares of its common stock.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On April 30, 2007, the Company purchased all of the issued and outstanding membership interests of Griffin Filters LLC, (“Griffin”) a company established since 1971 and engaged in the design, engineering & supplying of industrial air filtration equipment from its President.  Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, was the owner of 100% of the issued and outstanding membership interests of Griffin.  The Company purchased 100% ownership in Griffin for a purchase price of $ 2,750,000.00. The Company completed the Griffin purchase by (i) paying cash of $700,000.00, (ii) issuing 20,000,000 shares of common stock valued at $750,000.00 and (iii) issuing a four year convertible debenture in the amount of $1,300,000.00, paying interest of 8.0% per year and convertible into 30,000,000 shares of common stock. Griffin had sales and net income of $3,297,409 and $145, 981 respectively for fiscal year ended September 30, 2006. Griffin is now a wholly-owned subsidiary of the Company.

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

The Company also markets technologies and services for carbon credit projects through abatement of greenhouse gases such as Methane, Nitrous Oxide and carbon Dioxide, pursuant to the Kyoto protocol and assists project owners in the selling of carbon credits globally. Carbon Credits are emission offsets that are generated from greenhouse gases abatement, renewable energy such as solar & wind, and energy efficiency projects which displace carbon emissions from traditional fossil fuel sources like coal, oil or gas with the subsequent reduction in greenhouse gas emissions. Companies, agencies and governments buy, sell, bank and trade Carbon Credits called Certified Emission Reductions or CERs.  Cemtrex provides consulting services for such projects and arranges for investment equity and the sales of CERs for its customers.

The Company has recently launched a line of energy efficiency products named Green DCV (Direct Control Ventilation) from commercial buildings. The direct ventilation control by Green DCV, achieves energy savings by precisely controlling the flow of outside air into a building based upon occupancy levels. This is done by continuous multiple parameter monitoring of carbon dioxide, non-human generated pollutants, and other comfort related factors simultaneously in several zones in a multiplexed commercial building. Green DCV incorporates economizers into its design as well to provide efficient energy consumption while reducing unnecessary expenses.

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

These governmental regulations affect nearly every industrial activity. The principal federal legislation that was created is the Clean Air Act of 1970, as amended (Clean Air Act). This legislation requires compliance with ambient air quality standards and empowers the Environmental Protection Agency (EPA) to establish and enforce limits on the emissions of various pollutants from specific types of facilities. The states have primary responsibility for implementing these standards and, in some cases, have adopted standards more stringent than those established by the EPA. In 1990, amendments to the Clean Air Act were adopted which address, among  other things, the country acid rain problem by imposing strict control on the emissions of sulfur dioxide from power plants.  During 1997, EPA approved regulations for ozone related emissions and in 1998 EPA issued regulations requiring utilities in 22 states to significantly reduce Nitrogen oxides emissions.

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

EPA Emission Monitoring Requirements

EPA’s emissions monitoring requirements are designed to ensure the compliance with its current regulations pursuant to various programs. The emission monitoring requirements ensure that the emissions data collected is of a known, consistent, and high quality, and that the mass emissions data from source to source are collected in an equitable manner. This is essential to support the Clean Air Markets Program’s mission of promoting market-based trading programs as a means for solving air quality problems

Continuous emissions monitoring (CEM) is instrumental in ensuring that the mandated reductions of SO2, NOx mercury and other pollutants are achieved. While traditional emissions limitation programs have required facilities to meet specific emissions rates, the current Program requires an accounting of each ton of emissions from each regulated unit. Compliance is then determined through a direct comparison of total annual emissions reported by CEM and allowances held for the unit.

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

An essential feature of smoothly operating markets is a method for measuring the commodity being traded. The CEM data supplies the gold standard to back up the paper currency of emissions allowances. The CEM requirements Management believes instills confidence in the market-based approach by verifying the existence and value of the traded allowance.

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

The Company's current products include the following:

Opacity monitor: Compliance & non-compliance types

Management believes that the Company’s Laser Opacity monitor provides the highest accuracy and long-term reliability available for stack opacity and dust measurements.  An EPA-compliant monitoring system, the monitor is a lightweight, efficient solution for determining opacity or dust concentration in stack gases.  Proven in many installations worldwide, it advances the state of opacity monitoring with higher levels of accuracy, flexible installation and reduced long-term maintenance.

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

Mercury Analyzer

The EPA Clean Air Mercury rule requires that all coal fired power plants must provide continuous mercury monitoring by 2009. Management believes that Cemtrex's SM4 mercury monitor, a result of 10 years experience in mercury monitoring business, provides reliable online measurements at a much lower cost than any other competing model in the market. Cemtrex SM4 is the first instrument working on a thermo catalytic principle avoiding wet chemical sample treatment. As a consequence, the Company has found that maintenance demand has been drastically minimized. Management believes that it is the only monitor that required no maintenance at a coal fired utility wet stack, no carrier gases, no water and 95% data availability SM4 uses straight extractive Teflon sheathed Hastelloy probe with no plugging or corrosion.

Energy Efficiency Products

Green Direct Controlled Ventilation (DCV) systems

Green House gas Technologies
Control of Ventilation Air methane
Control of Nitrous oxide
Control of carbon Dioxide

PRODUCT DEVELOPMENT

Company is currently developing a technology to economically control carbon dioxide gas from flue gases exhausting the stacks of power plants. Company has setup a pilot plant to test and verify its own proprietary concept to control carbon dioxide emissions from power plants.

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers.  The Company buys parts and components to assemble its equipment and products. The Company does not manufacture or fabricate its own products or systems.  The Company relies on sub-suppliers and third party vendors to procure from or fabricate its components based on the Company’s design, engineering and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work.

PARTS, REPAIR AND REFURBISHMENT SERVICES

The Company also provides  replacement  and spare  parts  and  repair  and  refurbishment services for its emission monitoring systems following the expiration of its warranties  which  generally range up to 12 months. The Company has experienced only minimal costs from its warranties.

The Company’s standard terms of sale disclaim any liability for consequential or indirect losses or damages stemming from any failure of the Company’s products or systems or any component thereof.  The Company seeks indemnification from its subcontractors for any loss, damage or claim arising from the subcontractors' failure to perform.

COMPETITION

The Company faces substantial competition in each of its principal markets.  Most of its competitors are larger and have greater financial resources than the Company; several are divisions of multi-national companies. The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of its products, systems and services.  Additionally, the Company’s management believes that the successful performance of the Company’s installed products and systems is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

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

MARKETING

The Company relies on manufacturing representatives, distributors, direct salespersons, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market our products and services. The Company uses more than eight manufacturing sales representatives in the United States backed by its senior management and technical professionals. The Company’s arrangements with independent sales representatives accord each a defined territory within which to sell some or all of the Company’s products  and  systems,  provide  for the payment of  agreed-upon  sales commissions  and are  terminable  at  will.  The Company’s sales representatives do not have authority to execute contracts on the Company’s behalf.

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

GOVERNMENT REGULATION

Significant environmental laws, particularly the Federal Clean Air Act, have been enacted in response to public concern about the environment.  The Company believe that compliance with and enforcement of these laws and  regulations create the demand for our products and systems and largely determine  the level of  expenditures  that  customers  will  make  to  monitor the  emissions  from  their facilities. The Federal Clean Air Act, initially adopted in 1970 and extensively amended in 1990, requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of industrial facilities.  States have primary responsibility for implementing these standards, and, in some cases, have adopted more stringent standards.

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

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $ 2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 4,225.00 expiring on March 30, 2012.  The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 1 A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-KSB, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

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

We had net loss of $123,565 for the fiscal year ended September 30, 2007. These losses have resulted principally from expenses incurred in the extensive demonstration testing of its new SM4 compliance mercury monitors at various utility sites and the low gross margin product line of Griffin Filters. We may continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business however, for the year ended September 30, 2008, we generated a profit of $118,078.  Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To maintain profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain when, if ever, we will return to profitability. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

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

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

•	the existence and enforcement of government environmental regulations. If these regulations are not maintained or enforced then the market for Company’s products could deteriorate;
•	Retaining and keeping qualified employees and management personnel;
•	Ability to upgrade our products to keep up with the changing market place requirements;
•	Ability to keep up with our competitors who have much higher resources than us;
•	Ability to find sub-suppliers and sub-contractors to assemble and install our products;
•	General economic conditions of the industry and the ability of potential customers to spend money on setting up new industries that require our products;
•	Ability to maintain or raise adequate working capital required for the operations and future growth; and
•	Ability to retain our CEO and other senior key personnel.

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

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations will be sufficient to fund our operating expenses and capital requirements through June 30, 2009, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

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

ITEM 2.	PROPERTIES

The Company does not own any real estate.

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 4,225.00 expiring on March 30, 2012.  The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the Pink Sheets electronic quotation system under the symbol “CTEI.PK”.

As of December 15, 2008, there were approximately 84 holders of record of the Company's common stock as determined from the Company’s transfer agent’s list.  Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

On August 21, 2007 the Company completed a 1:25 reverse split of our common stock. The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value per share.   On December 15, 2008, there were 34,327,862 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

The Company's Common Stock trades on the over-the-counter Pink Sheets.  The price ranges presented below represent the highest and lowest quoted bid prices during the third and fourth quarter for 2006, 2007 and the first, second and third quarters of 2008 reported by Pink Sheets. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock

Year	Period	Stock Price
		High	Low
2006	3rd Quarter	$0.80	$0.70
	4th Quarter	$0.75	$0.19
2007	1st Quarter	$0.25	$0.12
	2nd Quarter	$0.11	$0.03
	3rd Quarter	$0.03	$0.02
	4th Quarter	$0.01	$0.005
2008	1st Quarter	$0.014	$0.004
	2nd Quarter	$0.03	$0.006
	3rd Quarter	$0.032	$0.006
	4th Quarter	$0.31	$0.015

As reported by the over-the-counter Pink Sheets, on December 15, 2008 the closing sales price of the Company’s Common Stock was $0.01 per share.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

The Company has no equity compensation plans.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and plan of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "risk factors" and elsewhere in this prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Cemtrex is a full-range of emission monitoring and air filtration products company engaged in designing, manufacturing and marketing emissions monitors and air filtration products and providing certain services for green house gases carbon credit generation projects. Our focus has evolved from expansion through acquisition to increasing the market share of products more effectively in the marketplace.

Financial condition

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below.

FISCAL YEAR ENDED SEPTEMBER 30, 2008

	Year Ended September 30,
	2008	2007

Revenues	$6,670,052		$5,847,663
Operating Expenses	$2,384,843		$2,009,795
Net Income (Loss)	$245,400	$	(123,565)
Net Income (Loss) Per Common Share, Basic and Diluted	$0.00	$	(0.01)
Weighted Average Number of Shares	30,308,147		30,308,147

	September 30,
	2008	2007

Current Assets	$2,238,252		$1,180,972
Total Assets	$2,238,252		$1,264,719
Total Liabilities	$3,613,501		$2,758,046
Total Stockholders' Deficit	$(1,375,249)		$(1,493,327)

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

RESULTS OF OPERATIONS

 Net Sales: Net sales for 2008 increased by $822,389.00 or 14.%, to $6,670,052., from $5,847,663 for 2007. Sales growth increased during the year of 2008 primarily due to growth in overall sales as Company received new contracts for various product lines.  The overall market demand for our existing business increased during the last year.

Gross Profit: Gross profit for 2008 increased $736,677 or 38.90%, to $2,630,243 which made up 39.43% of net sales, from $1,893,566 for 2007, which made up 32.38% of net sales. The increased gross margin in 2008 was a direct result of the high gross margin on the ongoing big contracts by Cemtrex and Griffin Filters. The gross margin for 2008 period includes high margin sales of Cemtrex and Griffin Filters, whereas in 2007 the higher gross margin was a result of high margin field services for monitoring systems performed by the Company during that period.

Operating Expenses: Operating expenses for 2008 increased $375,048, or 18.66%, to $2,384,843 from $2,009,795 in 2007. Operating expenses as a percentage of sales increased in 2008 to 35.75% from 34.36% in 2007. The increase in operating expenses was primarily due to higher expenses as result of larger sales volume in current year as compared to the previous year.

Net Income/Loss: The Company had a net income of $118,078 for 2008 as compared to a net loss of ($123,565) for 2007. The net income in 2008 was a result of several factors including: (i) increase in sales, (ii) the new SM4 mercury product line, (ii) streamlining of griffin Filters operation.  The higher net income in 2008 period was due to higher gross margin on the products sold by each company.

Provision for Income Taxes: No income tax provision due to Net operating loss from prior year 2007.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was ($259,993) at September 30, 2008, compared to ($277,074) at September 30, 2007. This included cash and cash equivalents of $60,610 and $143,830 at September 30, 2008 and 2007, respectively.

Trade receivables increased $747,757, or 95.80%, at September 30, 2008 to $1,528,231 at September 30, 2008 from $780,474 at September 30, 2007. The increase in accounts receivable is attributable to progressive billings of big contracts in Griffin and Cemtrex.

Inventories increased $204,124 or 80.85% to $456,567 at September 30, 2008 from $252,443 at September 30, 2007.  The increase inventory was due to the acquisition of Griffin Filters.

Continuing operations used $389,469 of cash for the fiscal year ended September 30, 2008, compared to using $802,925 of cash for the fiscal year ended September 30, 2007. The decrease in cash flows was primarily related to the increase in inventory combined with increase in accounts payable.  Investing activities for continuing operations used $151,939 of cash during 2008, compared to providing $713,923 during 2007. The use of cash by investing activities was primarily attributable to the purchase of griffin Filters in April, 2007. The financing activities in 2008 generated $458,188.

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

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in Item 1A. Risk Factors as well as:

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

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-KSB will in fact occur.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and/or disagreements with Gruber & Company, LLC, our independent registered public accountants, on accounting and financial disclosure matters.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Disclosure controls  are  procedures  that are designed  with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange  Act"), such as this annual report, is recorded, processed, summarized and reported within the time  periods specified in the SEC's rules and forms. Disclosure controls are also designed  with  the  objective  of  ensuring  that  such   information  is accumulated and  communicated  to our management,  including the CEO and CFO, as appropriate to allow timely decisions  regarding required  disclosure.  Internal controls  are  procedures  which are  designed  with the  objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and  reported;  and (2) our  assets  are  safeguarded  against  unauthorized  or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Vice President of Finance to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 and concluded that it is effective as of such date

Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Auditor Attestation

This  annual  report  does not include an  attestation  report of the  company's registered  public  accounting  firm regarding  internal  control over financial reporting.  Management's  report was not subject to attestation by the company's registered  public  accounting  firm  pursuant  to rules of the  Securities  and Exchange Commission that permit the company to provide only management's report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors. Directors are elected to hold offices until the next annual meeting of Shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name and Address	Age	Positions and Offices

Arun Govil 19 Engineers Lane Farmingdale, New York 11735	51	President, Chief Executive Officer, Treasurer, and Chairman of the Board of Directors

Renato Dela Rama 19 Engineers Lane Farmingdale, New York 11735	58	Vice President of Finance

Vandana Govil 19 Engineers Lane Farmingdale, New York 11735	46	Secretary and Director

Arun Govil has been our President since December 2004. Mr. Govil is also President (and owner) of Ducon Technologies Inc., a privately held company engaged in air pollution control systems business since 1996. Prior to 1996 Mr. Govil, Mr. Govil worked at various management and technical   positions in the environmental industry.  Mr. Govil holds a B.E. degree in Chemical Engineering and a M.B.A. in Finance. He is also a licensed Professional Engineer in New York State and New Jersey.

Renato Dela Rama has been our Vice President of Finance since December 2004. Mr. Dela Rama is also the Controller of Ducon Technologies Inc. since 2004. Prior to that, he worked in various accounting and financial management positions. Mr. Dela Rama holds a B.S. degree in accounting.

Vandana Govil has served as secretary and Director of the Company since December 2004. Ms. Govil earned her B.S. in accounting and economics from State University of New York at Old Westbury in 2000.  From 1987 to 1995, Ms. Govil was a realtor.  Arun Govil and Vandana Govil are husband and wife.

Except for Mr. and Mrs. Govil, there are no family relationships among our directors and officers.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." As of the date of this Annual report, we do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our full Board of Directors. Additionally, we do not have a member of our Board of Directors that qualifies as an "audit committee financial expert." For that reason, we do not have an audit committee financial expert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representation that no other reports are required, Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were not filed timely during the most recent fiscal year.

The business address for each of our officers and directors is 19 Engineers Lane, Farmingdale, NY 11735.

ITEM 10.	EXECUTIVE COMPENSATION

BOARD OF DIRECTORS

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the board of directors to hold office until the first meeting of the board following the next annual meeting of stockholders and until their successors are chosen and qualified.

DIRECTORS' COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director.

EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Cemtrex's named executive officers.  As of December 15, 2008, two of our executive officers are currently earning compensation.   Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2006, 2007 and 2008 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

SUMMARY COMPENSATION TABLE

					LONG-TERM
					COMPENSATION AWARDS
NAME AND PRINCIPAL		ANNUAL COMPENSATION TABLE			SECURITIES UNDERLYING
POSITION	YEAR	SALARY	BONUS	OTHER	OPTIONS/SARS
Arun Govil	2006	$—	—	—	—
Chairman, Chief Executive	2007	$125,000	$0	$0
Officer and Treasurer and	2008	$100,000	$0	$0
President

Vandana Govil	2006	$—	—	—	—
Secretary, Director	2007	$125,000	$0	$0	—
	2008	$125,000	$0	$0	—

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to Arun Govil the Company’s Chairman, CEO, President and Treasurer in conjunction with the purchase of Griffin Filters, Inc. pursuant to the Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc. The debenture carries an 8% annual interest rate with interest payable semiannually in arrears on the first business day of January and July each year. The debenture principle is due and payable on April 30, 2011.

The debenture has the right of conversion into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share. Conversion is not exercisable prior to December 31, 2007. Commencing December 31, 2007 and continuing to April 30, 2011, the Debenture Holder shall have the right of conversion subject to the terms and conditions of the debenture. In the event the face amount of the debenture is not fully converted on or before April 30, 2011, the conversion rights will lapse.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 15, 2008 by:

o all persons who are beneficial owners of five percent (5%) or more of our common stock;

o each of our directors;

o each of our executive officers; and

o all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

As of December 15, 2008, 34,327,862 shares of common stock are issued and outstanding.  Applicable percentage ownership in the following table is based on 64,327,862 shares of common stock outstanding as of December 15, 2008 which includes shares underlying a convertible debenture held by Mr. Govil, the President, Chief Executive Officer and Chairman of the Board of the Company. (1)

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 15, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Owner	Title	Amount Owned Before Offering		Percentage of Issued Common Stock (1)
Common Stock	Arun Govil 19 Engineers Lane Farmingdale, New York 11735	President ,Chief Executive Officer and Chairman of the Board	55,430,000	(2)(3)	86.2%
Common Stock	Renato Dela Rama 19 Engineers Lane Farmingdale, New York 11735	Vice President	0		0
Common Stock	Vandana Govil 19 Engineers Lane Farmingdale, New York 11735	Secretary, Director	55,430,000	(2)(3)(4)	86.2%
Common Stock	All directors and executive officers as a group (3 persons)		55,430,000		86.2%

(1)
Except as otherwise noted herein, the percentage is determined on the basis of 64,327,862 shares of our common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)
Includes the shares underlying the Convertible Debenture issued by the Company to Arun Govil the Company’s Chairman, CEO, President and Treasurer in conjunction with the purchase of Griffin Filters, Inc. The debenture has the right of conversion into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share. The Debenture Holder has the right of conversion, subject to the terms and conditions of the debenture, commencing December 31, 2007 and continuing to April 30, 2011, thus Arun Govil has the right to convert the 30,000,000 non-assessable shares of common stock of the Company within 60 days. In the event the face amount of the debenture is not fully converted on or before April 30, 2011, the conversion rights will lapse.

(3)	Includes the shares owned by Ducon Technologies Inc. is owned by Arun Govil the Chairman, Chief Executive Officer, Treasurer and President of the Company.

(4)	Vanana Govil is the spouse of Arun Govil, the President, Chief Executive Officer and Chairman of the Board of the Company and his shares are attributed to Ms. Govil.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 30, 2004, the Company purchased certain assets from Ducon Technologies, Inc., which related to a business engaged in designing, assembling, selling and maintaining emission monitors to utilities and industries.  Ducon Technologies Inc. is owned by Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company.  In consideration for the asset purchase, the Company issued to Ducon Technologies, Inc. 1,950,000 shares of its common stock.  The shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission.

On April 30, 2007, the Company purchased all of the issued and outstanding membership interests of Griffin Filters LLC, (“Griffin”) a company established since 1971 and engaged in the design, engineering & supplying of industrial air filtration equipment from its President.  Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, was the owner of 100% of the issued and outstanding membership interests of Griffin.  The Company purchased 100% ownership in Griffin for a purchase price of $ 2,750,000.00. The Company completed the Griffin purchase by (i) paying cash of $700,000.00, (ii) issuing 20,000,000 shares of common stock valued at $750,000.00 and (iii) issuing a four year convertible debenture in the amount of $1,300,000.00, paying interest of 8.0% per year and convertible into 30,000,000 shares of common stock. Griffin had sales and net income of $3,297,409 and $145, 981 respectively for fiscal year ended September 30, 2006. Griffin is now a wholly-owned subsidiary of the Company.

Ducon Technologies, Inc. is owned by by Arun Govil the Chairman, Chief Executive Officer, Treasurer and President of the Company.

Renato Dela Rama the Vice President of Finance of the Company is also the Controller of Ducon Technologies Inc.

Mrs. Vandana Govil, a director and the Secretary of the Company is the wife of Arun Gonvil the Chairman, Chief Executive Officer, Treasurer and President of the Company.

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm – September 2008
Audited Consolidated Balance Sheets as of September 30, 2007 and September 30, 2008
Audited Consolidated Statements of Operations for the Year Ended September, 2008 and 2007
Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2008, and 2007
Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2008 and 2007
Notes to Audited Consolidated Financial Statements

(b)	Exhibit Index

Exhibit Number	Description of Exhibit
3.1 3.2 3.3 3.4 3.5 3.6
Certificate of Incorporation of the Company*
By Laws of the Company*
Certificate of Amendment of Certificate of Incorporation dated September 29, 2006*
Certificate of Amendment of Certificate of Incorporation dated March 30, 2007*
Certificate of Amendment of Certificate of Incorporation dated May 16, 2007*
Certificate of Amendment of Certificate of Incorporation dated August 21, 2007*

10.1 10.2	Cemtrex Lease Agreement-Ducon Technologies, Inc.* Lease Agreement between Daniel L. Canino and Griffin Filters, LLC*
10.3 10.4 10.5
Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex Inc.*
Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc.*
8.0% Convertible Subordinated Debenture*

21.1 23.1	Subsidiaries* Consent of Independent Registered Public Accounting Firm.
31.1 31.2 32.1 32.2
Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 **
Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002**
Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

______

* Incorporated by reference from Form 10-12G filed on May 22, 2008
 ** Filed Herewith

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Board of Directors does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2008 and September 30, 2007 by Gruber & Company, LLP, our independent auditors for the fiscal years ended September 30, 2008 and 2007:

	2007	2008

Audit Fees	$9,500		$29,500
Audit-Related Fees		$
Tax Fees		$
Other Fees		$
Totals	$9,500		$29,500

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2008 for us to become a fully reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged by Gruber & Company, LLC were consistent with Gruber & Company, LLC maintaining its independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Gruber & Company, LLC independence.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: January 13, 2009	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: January 13, 2009	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

Dated: January 13, 2009	By	/s/ Vandana Govil
Vandana Govil, Secretary and Director

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Cemtrex Inc. and Subsidiary:

We have audited the accompanying balance sheet of Cemtrex Inc. and Subsidiary as of September 30, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company  as at September 30, 2008 and 2007  and the results of its’ operations and its’ stockholders equity and cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has a negative equity and negative working capital. ..These items among others, raises substantial doubt about its ability to continue as a going concern.. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

Gruber & Company LLC
/s/
Dated December 29, 2008

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,
	2008	2007
		(Restated)
Assets
Current Assets
Cash & Equivalents	$60,610	$143,830
Accounts Receivable	1,528,231	780,474
Inventory	456,567	252,443
Prepaid Expenses & Other Assets	8,100	4,225
Total Current Assets	2,053,508	1,180,972

Property & Equipment, Net	180,519	61,723
Other	4,225	22,024

Total Assets	$2,238,252	$1,264,719

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$940,071	$914,907
Accrued Expenses	906,259	448,640
Customer Deposits	-	85,516
Notes Payable-Shareholder	467,171	8,983
Total Current Liabilities	2,313,501	1,458,046

Convertible Debenture	1,300,000	1,300,000
Total Liabilities	3,613,501	2,758,046

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common Stock, $0.001 par value, 60,000,000 shares authorized; 34,327,862 and 26,880,213 shares issued and outstanding, respectively.	34,328	34,328
Additional Paid-in Capital	(1,259,524)	(1,259,524)
Accumulated Deficit	(150,053)	(268,131)
Total Stockholders' Equity (Deficit)	(1,375,249)	(1,493,327)

Total Liabilities & Stockholders' Equity (Deficit)	$2,238,252	$1,264,719

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Year Ended September 30,
	2008	2007
		(restated)

Revenues	$6,670,052	$5,847,663

Cost of Goods Sold	4,039,810	3,954,097

Gross Profit	2,630,243	1,893,566

Operating Expenses	2,384,843	2,009,795

Operating Income (Loss)	245,400	(116,229)

Other Income (Expense)
Other Income	36	36,446
Interest Expense	(127,358)	(43,782)
Total Other Income (Expense)	(127,322)	(7,336)

Net Income (Loss) Before Income Taxes	118,078	(123,565)

Provision for Income Taxes	(46,050)	-
Extraordinary Item: Carryback Provision	46,050
Net Income (Loss)	$118,078	$(123,565)

Income (Loss) Per Share-Basic	$(0.00)	$(0.00)

Weighted Average Number of Shares	30,308,147	30,308,147

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at September 30, 2006	-	$-	26,880,213	$26,280	$(1,679,976)	$(319,456)	$(1,973,152)
Common Stock Issued to Investors for Cash	-	-	7,447,649	7,448	371,052	-	378,500
Net Income (Loss)	-	-	-	-	-	(123,565)	(123,565)
Balance at September 30, 2007	-	$-	34,327,862	34,328	(1,259,524)	(268,131)	(1,493,327)
Common Stock Issued to Investors for Cash	-	-				-
Net Income (Loss)	-	-	-	-	-	118,078	118,078
Balance at September 30, 2008	-	$-	34,327,862	34,328	$(1,259,524)	$(150,053))	(1,375,249)

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2008	2007
		(restated)
Cash Flows from Operating Activities
Net Income (Loss)	$118,078	$(123,565)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	33,143	12,708

Changes in operating assets and liabilities:
Accounts Receivable	(747,757)	(200,713)
Inventory	(204,124)	(52,498)
Prepaid Expenses & Other Assets	(3,875)	10,999
Other Assets	17,799	(22,024)
Accounts Payable	25,164	643,862
Accrued Expenses	457,619	448,640
Customer Deposits	(85,516)	85,516

Net Cash Used in Operating Activities	(389,469)	802,925

Cash Flows from Investing Activities
Sale (Purchase) of Property and Equipment	(151,939)	(13,923)
Cash Paid for Purchase of Griffin Filters	-	(700,000)

Net Cash Used in Investing Activities	(151,939)	(713,923)

Cash Flows from Financing Activities
Net Loans from Shareholders	458,188	(354,017)
Common Stock Issued for Cash	-	378,500

Net Cash Provided by Financing Activities	458,188	24,483

Net Increase (Decrease) in Cash	(83,220)	113,485

Cash Beginning of Period	143,830	30,345

Cash End of Year	$60,610	$143,830

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its Subsidiary,  is engaged in manufacturing and selling the most advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. The Company's products are sold to power plants, refineries, chemical plants, cement plants & other industries including federal and state Governmental agencies. Through its wholly-owned subsidiary Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions from a variety of industries.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004 the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. purchased, though a business combination, Griffin Filters, LLC (see Note 6 Business Combination and Related party Transactions).

Note 2 - Going Concern and Management's Plans

The Company's primary source of operating funds since inception has been provided through note and equity financing. The company intends to raise additional capital through private debt and equity investors. At September 30, 2008, the Company had a stockholders' deficit of $1,375,249 and a working capital deficit of $259,993.

Management has taken steps to improve the Company's liquidity by raising funds and seeking revenue sources through the development of products through which the Company may generate revenue. There can be no assurance that the Company will be successful in these endeavors and therefore may have to consider other alternatives.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the above matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cemtrex, Inc. and its wholly subsidiary Griffin Filters, LLC (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The acquisition of Griffin Filters, LLC by Cemtrex, Inc. was treated as a business combination due to the fact that the acquired entity and purchased entity were owned by the same individual. Therefore, these consolidated financial statements have been retrospectively adjusted for all periods presented.

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

CEMTREX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Inventories

Inventories are comprised of replacement parts, system components and finished systems, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.

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

Impairment of long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Basic and Diluted Net Income per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants and convertible notes.

CEMTREX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. These terms are typically met upon shipment of finished goods to the customer.

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of September 30, 2008 and September 30, 2007 the Company has reserved $200,000 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. There were no advertising costs for the periods ended September 30, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Guarantee Expense

In accordance with FASB Interpretation No. 45 ("Fin 45"), the Company recognizes, at the inception of a guarantee, the cost of the fair value of the obligation undertaken in issuing the guarantee.

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the periods ended September 30, 2008 and September 30, 2007.

Fair Value of Financial Instruments

The reported amounts of the Company's financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value since the debt agreements provide for interest rates that approximate market.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees . SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123(R) and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

CEMTREX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) . SFAS No. 158 requires company plan sponsors to display the net over or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

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

CEMTREX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 - Inventory

The Company values its inventory under the FIFO method of costing under the lower of cost or market pricing module. The Company reviews its product for old and or obsolete items and adjusts accordingly. The Company’s inventory consists of finished and raw material product.

Note 5 - Property and Equipment

At September 30, 2008 and September 30, 2007, property and equipment are comprised of the following:

	September 30,
	2008	2007

Furniture and Office Equipment	$96,513	$96,513
Computer Software	4,550	4,550
Machinery and Equipment	151,939
Less: Accumulated Depreciation	(72,483)	(39,340)

Net Property & Equipment	$180,519	$60,508

Depreciation for the periods ended September 30, 2008 and 2007 was $33,143 and $12,708, respectively.

Note 6 – Business Combination and Related Party Transactions

On April 30, 2007, the Company purchased, though a business combination, all of the issued and outstanding membership interests of Griffin Filters LLC, (“Griffin”) a company established since 1971 and engaged in the design, engineering & supplying of industrial air filtration equipment from its President. Aron Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, was the owner of 100% of the issued and outstanding membership interests of Griffin. The Company purchased 100% ownership in Griffin for a purchase price of $ 2,750,000.00. The Company completed the Griffin purchase by (i) paying cash of $700,000.00, (ii) issuing 20,000,000 shares of common stock valued at $750,000.00 and (iii) issuing a four year convertible debenture in the amount of $1,300,000.00, paying interest of 8.0% per year and convertible into 30,000,000 shares of common stock. Griffin had sales and net income of $3,297,409 and $145, 981 respectively for fiscal year ended September 30, 2006. Griffin is now a wholly-owned subsidiary of the Company.

The Company recorded the combination of Griffin Filters, LLC as a “As is Pooling” because of the related party interest as follows:

Accounts Receivable	$530,506
Inventory	49,668
Property & Equipment, Net	67,018
Other Assets	4,225
Accounts Payable	(600,348)
Additional Paid-in-Capital	2,698,931
Total	$2,750,000

CEMTREX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These consolidated financial statements have been retrospectively adjusted for all periods presented.

In addition the Company had the following related party transactions.

A)	Note payable to a shareholder at September 30, 2008 for $467,171. Includable in Accrued Expenses is Accrued Interest of $170,691.

B)
The Company, included in accounts receivable is an amount due from Ducon Technologies, for $225,263 representing also the sales for the year. Ducon is a enterprise owned by the majority stockholder of the Company.

C)	The Company leases space from Ducon Technologies a related party on a month to month basis.

Note 7 – Customer Deposits

The Company accounts for payments received prior to shipment as a liability and recognizes revenue when the products are shipped.

Note 8 – Note Payable Shareholder

A Note Payable to a shareholder is due upon demand  and accrues interest at 5%. Total interest accrued at September 30, 2008 is  $23,358 and is included in accrued expenses.

Note 9 – Convertible Debenture-Related Party

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to an Officer of the Company in conjunction with the Purchase of Griffin Filters, Inc. The debenture caries an 8% annual interest rate with interest payable semiannually in arrears on the first business day of January and July each year. The debenture principle is due and payable on April 30, 2011. Total interest accrued is  $147,333 at September 30, 2008 and is included in accrued expenses.

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

Note 10 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. As of September 30, 2008 and 2007, there were no shares issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of September 30, 2008 and September 30, 2007, there were 34,327,862 shares issued and outstanding.

2008

There were no common stock transactions during the year ended September 30, 2008..

CEMTREX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007

For the year ended September 30, 2007, the Company issued 7,447,649 shares of Common Stock to investors for cash totaling $378,500.

In addition, the Company issued 20,000,000 shares of Common Stock to an Officer in conjunction with the acquisition of Griffin Filters totaling $750,000. ..

Note 11 – Commitments & Contingencies

Lease Obligations

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of 2,157.

The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $4,225 expiring on March 30, 2012.

Legal Proceedings

The Company is not currently involved in any lawsuits or litigation.

Note 12 - Subsequent Events

In October to December 2008, the company paid $622,877 of the related party note described in note 8 plus the accrued interest to September 30, 2008.

Note 13 - Restatement

The 2007 financial statements have been restated to reflect the combination with Griffin Filters, LLC (see Note 6), as a “As is Pooling”. This was required as both entities were under common ownership.

Note 14- Income Taxes

      In 2008 the Company has a provision for income taxes equal to 39% which has been reduced in full by net operating loss carry forwards resulting in a zero tax provision.