Form 10-Q
period 2008-12-31
CEMTREX INC
filed 2009-02-17
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2008
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53238
CEMTREX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0399914 (I.R.S. Employer Identification No.)

19 Engineers Lane,
Farmingdale, New York 11735
 (Address, including zip code, of principal executive offices)

631-756-9116
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 31, 2008, the issuer had one class of common stock, with a par value of $0.001, of which 34,327,862 shares were issued and outstanding.

Table of Contents

CEMTREX, INC.

INDEX

Part I. Financial Information

Item 1. Financial Statements
CEMTREX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 (IN US$)

	December 31,	September 30,
	2008	2008
Assets
Current Assets
Cash & Equivalents	$257,271	$60,610
Accounts Receivable	735,967	1,528,231
Inventory	477,543	456,567
Prepaid Expenses & Other Assets	5,375	8,100
Total Current Assets	1,476,156	2,053,508

Property & Equipment, Net	173,013	180,519
Other	234,225	4,225

Total Assets	$1,883,394	$2,238,252

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$1,010,064	$940,071
Accrued Expenses	838,575	906,259
Customer Deposits	-	-
Notes Payable-Shareholder	-	467,171
Total Current Liabilities	1,848,639	2,313,501

Convertible Debenture	1,300,000	1,300,000
Total Liabilities	3,148,639	3,613,501

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common Stock, $0.001 par value, 60,000,000 shares authorized; 34,327,862 shares issued and outstanding, respectively.	34,328	34,328
Additional Paid-in Capital	(1,259,524)	(1,259,524)
Accumulated Deficit	(40,049)	(150,053)
Total Stockholders' Equity (Deficit)	(1,265,245)	(1,375,249)

Total Liabilities & Stockholders' Equity (Deficit)	$1,883,394	$2,238,252

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(IN US$)

	For the three months ended December 31,,
	2008	2007
		(restated)
Revenues	$2,220,961	$1,238,435

Cost of Goods Sold	1,315,518	560,219

Gross Profit	905,443	678,216

Operating Expenses	765,693	539,522

Operating Income (Loss)	139,750	138,694

Other Income (Expense)
Other Income		570
Interest Expense	(29,745)	(31,636)
Total Other Income (Expense)	(29,745)	(31,065)

Net Income (Loss) Before Income Taxes	110,005	107,629

Provision for Income Taxes	(42,901)	(41,975)
Extraordinary Item: Carryback Provision	42,901	41,975
Net Income (Loss)	$110,005	$107,629

Income (Loss) Per Share-Basic	$(0.00)	$(0.00)

Weighted Average Number of Shares	34,327,862	34,327,862

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (Unaudited)
(IN US$)

	For the Three months Ended December 31,,
	2008	2007
Cash Flows from Operating Activities
Net Income (Loss)	$110,005	$107,629

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	8,604	1,907

Changes in operating assets and liabilities:
Accounts Receivable	792,264	(116,864)
Inventory	(20,976)	(62,494)
Prepaid Expenses & Other Assets	(227,275)	-
Other Assets	-	(1,310)
Accounts Payable	69,992	75,005
Accrued Expenses	(67,684)	(417,005)
Customer Deposits	-	8,520

Net Cash Used in Operating Activities	664,930	(404,612)

Cash Flows from Investing Activities
Sale (Purchase) of Property and Equipment	(1,098)
Cash Paid for Purchase of Griffin Filters	-

Net Cash Used in Investing Activities	(1,098)

Cash Flows from Financing Activities
Net Loans from Shareholders	(467,171)	394,643
Common Stock Issued for Cash	-

Net Cash Provided by Financing Activities	(467,171)	394,643

Net Increase (Decrease) in Cash	196,661	(9.969)

Cash Beginning of Period	60,610	143,830

Cash End of Year	$257,271	$133,861

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

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

Note 2 - Going Concern and Management's Plans

The Company's primary source of operating funds since inception has been provided through note and equity financing. The company intends to raise additional capital through private debt and equity investors. At December 31,, 2008, the Company had a stockholders' deficit of $1,265.245 and a working capital deficit of $373,483.

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

Note 5 - Property and Equipment

At December 31, 2008  property and equipment are comprised of the following:

2008

Furniture and Office Equipment	$97,611
Computer Software	4,550
Machinery and Equipment	151,939
Less: Accumulated Depreciation	(81,087)

Net Property & Equipment	$173,013

Depreciation for the period ended September 30, 2008 was $8,604.

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

Note 8 – Note Payable Shareholder

During thr quarter ended December 31, 2008 the Company repaid the shareholder loan of $467,171.

Note 9 – Convertible Debenture-Related Party

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to an Officer of the Company in conjunction with the Purchase of Griffin Filters, Inc. The debenture caries an 8% annual interest rate with interest payable semiannually in arrears on the first business day of January and July each year. The debenture principle is due and payable on April 30, 2011. Total interest accrued is  $24,000 at December 31, 2008 and is included in accrued expenses.

The debenture has the right of conversion into non-assessable shares of common stock of the Company at the market price of common stock at time of conversion.. Conversion is not exercisable prior to December 31, 2008. Commencing December 31, 2008 and continuing to April 30, 2011, the Debenture Holder shall have the right of conversion subject o the terms and conditions of the debenture. In the event the face amount of the debenture is not fully converted on or before April 30, 2011, the conversion rights will lapse.

Note 10 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. As of December 31, 2008 and 2007, there were no shares issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of December 31, 2008  there were 34,327,862 shares issued and outstanding.

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

Note 12- Income Taxes

      In 2008 the Company has a provision for income taxes equal to 39% which has been reduced in full by net operating loss carry forwards resulting in a zero tax provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors” as well as:

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

General Overview

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

The owner or operator of a unit regulated under the Acid Rain Program must install CEM systems on the unit unless otherwise specified in the regulation. CEM systems include:

·	An SO2 pollutant concentration monitor.

·	A NOx pollutant concentration monitor.

·	A volumetric flow monitor.

·	An opacity monitor.

·	A diluent gas (O2 or CO2) monitor.

·	A computer-based data acquisition and handling system (DAHS) for recording and performing calculations with the data.

All CEM systems must be in continuous operation and must be able to sample, analyze, and record data at least every 15 minutes. All emissions and flow data will be reduced to 1-hour averages. The rule specifies procedures for converting the hourly emissions data into the appropriate units of measure.

The following is a summary of monitoring method requirements and options:

·	All existing coal-fired units serving a generator greater than 25 megawatts and all new coal units must use CEMs for SO2, NOx, flow, and opacity.

·
Units burning natural gas may determine SO2 mass emissions by: (1) measuring heat input with a gas flowmeter and using a default emission rate; or (2) sampling and analyzing gas daily for sulfur and using the volume of gas combusted; or (3) using CEMs.

·	Units burning oil may monitor SO2 mass emissions by one of the following methods:

1.	daily manual oil sampling and analysis plus oil flow meter (to continuously monitor oil usage)

2.	sampling and analysis of diesel fuel oil as-delivered plus oil flow meter

3.	automatic continuous oil sampling plus oil flow meter

4.	SO2 and flow CEMs.

·	Gas-fired and oil-fired base-loaded units must use NOx CEMs.

·
Gas-fired peaking units and oil-fired peaking units may either estimate NOx emissions by using site-specific emission correlations and periodic stack testing to verify continued representativeness of the correlations, or use NOx CEMS. The emission correlation method has been significantly streamlined in the revised rule.

·	All gas-fired units using natural gas for at least 90 percent of their annual heat input and units burning diesel fuel oil are exempt from opacity monitoring.

·	For CO2 all units can use either (1) a mass balance estimation, or (2) CO2 CEMs, or (3) O2 CEMs in order to estimate CO2 emissions.

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

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $ 2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 4,225.00 expiring on March 30, 2012.  The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements

FINANCIAL CONDITION

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section hereof.

	Three Months Ended Dec. 31,
	2008		2007

Revenues		$2,220,961		$1,238,435
Operating Expenses		$765,693		539,522
Net Income (Loss)		$110,005		$107,629
Net Income Per Common Share, Basic and Diluted		$0.000		$0.00
Weighted Average Number of Shares		34,327,862		34,327,862

Current Assets		$1,476,156		$2.053,508
Total Assets		$1,883,394		$2,238,252
Total Liabilities		$3,148,639		$3,613,501
Total Stockholders' Equity	$	(1,265,245)	$	(1,375,249)

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

RESULTS OF OPERATIONS

Net Sales: Net sales for three months ended December 31, 2008 increased by $982,526 or 79.3%, to $2,220,961 from $1,238,435 for the three months ended December 31, 2007. Sales growth increased during the period primarily due to increased orders in the environmental control technology segment of the Company’s business. The overall market demand for our existing business increased during the current period.

Gross Profit : Gross profit for the three  months ended December 31, 2008 increased $227,227 or 33.5%, to $905,443 which made up 40.8% of net sales, from $678,216 for the three months ended December 31, 2007, which made up 54.8% of net sales. The higher gross margin in the three months ended December 31, 2007 was a direct result of the high gross margin monitoring instruments product mix sold during this period.

Operating Expenses: Operating expenses for the three months ended December 31, 2008 increased $226,171, or 41.9%, to $765,693 from $539,522 for the three month period ended December 31, 2007. Operating expenses as a percentage of sales decreased in the three month period ended December 31, 2008 to 34.5% from 43.6% in the three month period ended December 31, 2007. The decrease in operating expenses percentage was primarily due to higher sales level during the three month period as compared to last year.

Net Income/Loss: The Company had net income of $110,005 which was 5.0% of net sales, for the three month period ended December 31, 2008 as compared to a net income of $107,629, which was 8.7% of net sales, for the three month period ended December 31, 2007. The lower net income percentage in the current quarter as compared to the previous quarter a year ago was a result of lower gross margin and higher operating expenses during

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 38% and 38% for 2008 and 2007, respectively.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was ($372,483) at December 31, 2008, compared to ($75,249) at September 30, 2008. This included cash and cash equivalents of $257,271 at December 31, 2008 and $60,610 at September 30, 2008, respectively. The reason for the decrease in working capital was due to lower profitability of operations.

Trade receivables decreased $792,264 or 51.8% at December 31, 2008 to $735,967 at December 31, 2008 from $1,528,231 at September 30, 2008. The decrease in accounts receivable is attributable to timing of order shipments and receipt of payments from customers.

Inventories increased $20,976 or 4.6% to $477,543 at December 31, 2008 from $456,567 at September 30, 2008.  The increase inventory was due to timing of order shipment and receipt of fresh inventories.

Continuing operations generated $664,930 of cash for the three months ended December 31, 2008, compared to use of $404,612 of cash for the three months ended December 31, 2007.  The increase in cash flows was primarily related to payments of account payable and collection of account receivables timing. ..    Investing activities for continuing operations used $1,098 of cash during the three months ended December 31, 2008, compared to no activity during the three months ended December 31, 2007. The use of cash by investing activities was primarily attributable to the purchase of equipment by griffin filters.  The financing activities during the three months ended December 31, 2008 used up $467,171 in cash from repayment of loans to shareholder and provided $394,643 in cash for the three month period ended December 31, 2007 from loan proceeds..

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4(T). Controls and Procedures

(a)	Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our President (Chief Executive Officer), Arun Govil and our Vice President of Finance, Renato Dela Rama. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of December 31, 2008, our disclosure controls and procedures were and concluded that it is effective as of such date. Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Vice President of Finance, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings

The Company is not currently a party to any threatened or pending legal proceedings, other than incidental litigation arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A Risk Factors

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

o    We have incurred losses for the fiscal year ending September 30, 2007 and for the fiscal quarter ending December 31, 2008, and we may incur losses for the foreseeable future.

We had net loss of $123,565 for the fiscal year ended September 30, 2007. These losses have resulted principally from expenses incurred in the extensive demonstration testing of its new SM4 compliance mercury monitors at various utility sites and the low gross margin product line of Griffin Filters. We may continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business, however, for the year ended September 30, 2008, we generated a net income of $118,078, and for the three months ended December 31, 2008, we generated a net income of $110,005.  Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To achieve profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain when, if ever, we will return to profitability. Even if we were to become profitable, we might not be able to sustain or increase profitability on a quarterly or annual basis.

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

The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.  The Company has not been materially affected by the economic downturn, however, if the current downturn continues or worsens, the Company business, operating results and financial condition may be materially effected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)
Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (2)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: February 17, 2009	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 17, 2009	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)