Form 10-Q
period 2009-03-31
CEMTREX INC
filed 2009-05-15
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2009
OR
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

☒	Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 34,327,862 shares were issued and outstanding.

Table of Contents

CEMTREX, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION		4

Item 1.	Condensed Financial Statements	4

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and September 30, 2008	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and March 31, 2009 and the Six Months Ended March 31, 2008 and March 31, 2009(Unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2008 and March 31, 2009 (Unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION	30

Part I. Financial Information

Item 1. Financial Statements
CEMTREX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
 (IN US$)
	March 31,	September 30,
	2009	2008
Assets
Current Assets
Cash & Equivalents	$54,998	$60,610
Accounts Receivable	1,256,317	1,528,231
Inventory	437,794	456,567
Prepaid Expenses & Other Assets	9,130	8,100
Total Current Assets	1,758,239	2,053,508

Property & Equipment, Net	98,224	180,519
Other	234,484	4,225

Total Assets	$2,090, 947	$2,238,252

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$839,559	$940,071
Accrued Expenses	719,365	906,259
Income Taxes Payable	54,415	-
Customer Deposits	-	-
Notes Payable-Shareholder	321,141	467,171
Total Current Liabilities	1,934,520	2,313,501

Convertible Debenture	1,300,000	1,300,000
Total Liabilities	3,234,520	3,613,501

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 60,000,000 shares
Authorized: 34,327,862 shares issued and outstanding.	34,328	34,328
Additional Paid-in Capital	(1,259,524)	(1,259,524)
Accumulated Deficit	81,623	(150,053)
Total Stockholders' Equity (Deficit)	(1,143,573)	(1,375,249)

Total Liabilities & Stockholders' Equity (Deficit)	$2,090,947	$2,238,252

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
 (UNAUDITED)
(IN US$)

	For the Three Months Ended March 31		For The Six Months Ended March 31
	2009	2008	2009	2008
Revenues	$1,753,662	$2,004,039	$3,974,623	$3,242,474

Cost of Goods Sold	931,018	1,212,126	2,246,536	1,772,345

Gross Profit	822,644	791,913	1,728,087	1,470,129

Operating Expenses	620,558	616,288	1,386,250	1,132,402

Operating Income (Loss)	202,086	175,625	341,837	337,727

Other Income (Expense)
Other Income	-	36	-	606
Interest Expense	(26,000)	(28,992)	(55,746)	(60,627)
Total Other Income (Expense)	(26,000)	(28,956)	(55,746)	(60,021)

Net Income (Loss) Before Income Taxes	176,086	146,669	286,091	277,706

Provision for Income Taxes	(54,415)	(31,100)	(54,415)	(31,100)

Net Income (Loss)	$121,671	$115,569	$231,676	$246,606

Income (Loss) Per Share-Basic and Diluted	$0.00	$0.00	$0.01	$0.01

Weighted Average Number of Shares	34,327,862	34,327,862	34,327,862	34,327,862

 The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows (Unaudited)
(IN US$)

	For the Six Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$231,676	$246,606

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	14,247	7,742

Changes in operating assets and liabilities:
Accounts Receivable	271,914	36,546
Inventory	18,773	(75,065)
Prepaid Expenses & Other Assets	(1,030)	4,225
Other Assets	(230,259)	(1,589)
Accounts Payable	(100,472)	(158,850)
Accrued Expenses	(186,894)	14,472
Income Taxes Payable	54,415	31,100
Customer Deposits	-	(85,516)

Net Cash Used in Operating Activities	72,370	19,671

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(151,938)
Cash Received on Sale of Equipment	68,048	-

Net Cash Used in Investing Activities	(68,048)	(151,938)

Cash Flows from Financing Activities
Net Loans from Shareholders	(146,030)	178,648
Common Stock Issued for Cash	-

Net Cash Provided by Financing Activities	(146,030)	178,648

Net Increase (Decrease) in Cash	(5,612)	46,381

Cash Beginning of Period	60,610	143,830

Cash End of Year	$54,998	$190,211

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC (collectively the “Company”), is engaged in manufacturing and selling the most advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. Cemtrex also markets technologies for control of ventilation Air Methane from coal mines and creating energy efficiency in HVAC systems for commercial buildings and industrial installations. Company's products are sold to power plants, refineries, chemical plants, cement plants & other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC (see Note 6 – Business Combination and Related Party Transactions).

Note 2 - Going Concern and Management's Plans

The Company's primary source of operating funds since inception has been provided through note and equity financing. The company shall raise additional capital through private debt and equity investors as required for operations. At March 31, 2009, the Company had a stockholders' deficit of $1,143,573 and a working capital deficit of $176,281. The Company wrote off goodwill of $2,698,931  against Additional-paid-In-Capital on September 30, 2007 which was generated from the purchase of Griffin Filters LLC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents

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

Impairment of long-lived asset

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of March 31, 2009 and September 30, 2008, the Company has reserved $200,000 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. There were no advertising costs for the periods ended March 31, 2009 and 2008, respectively.

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

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred no research and development costs for the periods ended March 31, 2009 and September 30, 2008.

Fair Value of Financial Instruments

The reported amounts of the Company's financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value since the debt agreements provide for interest rates that approximate market.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact SFAS No. 161 may have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of operations.

Note 4 - Inventory

The Company values its inventory under the FIFO method of costing under the lower of cost or market pricing model. The Company reviews its product for old and or obsolete items and adjusts accordingly. The Company’s inventory consists of finished and raw material product.

Note 5 - Property and Equipment

At March 31, 2009 and September 30, 2008, property and equipment are comprised of the following:

	March 31,	September 30,
	2009	2008
Furniture and Office Equipment	$96,513	$96,513
Computer Software	4,550	4,550
Machinery and Equipment	68,943	151,939

Less: Accumulated Depreciation	(71,782)	(72,483)

Net Property & Equipment	$98,224	$180,519

Depreciation for the six months ended March 31, 2009 and 2008 was $14,247 and $7,742, respectively.

Note 6 – Business Combination and Related Party Transactions

On April 30, 2007, the Company purchased, though a business combination, all of the issued and outstanding membership interests of Griffin Filters LLC, (“Griffin”) a company established since 1971 and engaged in the design, engineering & supplying of industrial air filtration equipment from its President. Aron Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, was the owner of 100% of the issued and outstanding membership interests of Griffin. The Company purchased 100% ownership in Griffin for a purchase price of $2,750,000.00. The Company completed the Griffin purchase by (i) paying cash of $700,000, (ii) issuing 20,000,000 shares of common stock valued at $750,000 and (iii) issuing a four year convertible debenture in the amount of $1,300,000, paying interest of 8.0% per year and convertible into 30,000,000 shares of common stock. Griffin had sales and net income of $3,297,409 and $145,981 respectively for fiscal year ended September 30, 2006. Griffin is now a wholly-owned subsidiary of the Company.

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

In addition, the Company had the following related party transactions:

A) Note payable to a shareholder at March 31, 2009.

B) The Company, included in accounts receivable an amount due from Ducon Technologies totaling $225,263, which also represents the sales    to the Customer for the year. Ducon is an enterprise owned by the majority stockholder of the Company.

C) The Company leases space from Ducon Technologies, a related party, on a month to month basis.

Note 7 – Customer Deposits

The Company accounts for payments received prior to shipment as a liability and recognizes revenue when the products are shipped.

A Note Payable to a shareholder is due within the next year and accrues interest at 5%.

During the period ended March 31, 2009, the Company repaid the shareholder loan of $146,030.

Note 9 – Convertible Debenture

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to an Officer of the Company in conjunction with the Purchase of Griffin Filters, LLC. The debenture carries an 8% annual interest rate with interest payable semi-annually in arrears on the first business day of January and July each year. The debenture principle is due and payable on April 30, 2011. Total interest accrued totaled $199,333 at March 31, 2009 and is included in accrued expenses.

The debenture has the right of conversion into non-assessable shares of common stock of the Company at the market price of common stock at time of conversion. Conversion is not exercisable prior to December 31, 2008. Commencing December 31, 2008, and continuing to April 30, 2011, the Debenture Holder shall have the right of conversion subject o the terms and conditions of the debenture. In the event the face amount of the debenture is not fully converted on or before April 30, 2011, the conversion rights will lapse.

Note 10– Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. As of March 31, 2009 and September 30, 2008, there were no shares issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of March 31, 2009 and September 30, 2008, there were 34,327,862 shares issued and outstanding.

Note 11 – Commitments & Contingencies

Lease Obligations

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $2,157.

The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $4,225 expiring on March 31, 2012.

Legal Proceedings

The Company is not currently involved in any lawsuits or litigation.

Note 12 - Income Taxes

In 2008 the Company has a provision for income taxes equal to 40% which has been reduced in full by net operating loss carry forwards resulting in a zero tax provision.

Note 13 - Subsequent Events

There are no material subsequent events.

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

OVERVIEW

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs, engineers, assembles and sells emission monitoring equipment and instruments through its MIP division to the chemicals, pulp and paper, steel, power, coal and petrochemical industries, as well as to municipalities, hospitals, and state and federal governments. Cemtrex also markets technologies for control of ventilation Air Methane from coal mines and creating energy efficiency in HVAC systems for commercial buildings and industrial installations.

The Company's current emission monitoring products include the following:

o	Opacity monitor: Compliance & non-compliance types

o	Extractive Continuous Emission Monitors for sulfur dioxide, nitrogen oxides, oxygen and carbon dixoide

o	Ammonia Analyzer

o	Mercury Analyzer

o	Insitu Process Analyzers for carbon dioxide, carbon monoxide, ammonia and sulfur dioxide

For the three month period ended March 31, 2009, we generated revenues of $1,753,662 which is a decrease of $250,377 from the three month period ended March 31, 2008. For the three month period ended March 31, 2009, we generated net income of $121,671. For the three month period ended March 31, 2008, we had a net income of $115,569. For the six month period ended March 31, 2009, we generated revenues of $3,974,623 which is an increase of $732,149 from the six month period ended March 31, 2008. For the six month period ended March 31, 2009, we generated net income of $231,676. For the six month period ended March 31, 2008, we had a net income of $246,606. The following table summarizes these results:

	For the Three Months Ended		For The Six Months Ended
	31-Mar		31-Mar
	2009	2008	2009
Revenues	$1,753,662	$2,004,039	$3,974,623	$3,242,474

Operating Expenses	620,558	616,288	1,386,250	1,132,402

Net Income (Loss)	$121,671	$115,569	$231,676	$246,606

Income (Loss) Per Share-Basic and Diluted	$0.00	$0.00	$0.01	$0.01

Weighted Average Number of Shares	34,327,862	34,327,862	34,327,862	34,327,862

	As at		As at
	31-Mar		30-Sep
	2009		2008

Current Assets	$1,758,239		$2,053,508

Total Assets	$2,090,947		$2,238,252

Total Liabilities	$3,234,520		$3,613,501

Total Stockholders’ Equity	$(1,143,573)		$(1,375,249)

On April 27, 1998, the Company was incorporated in the state of Delaware under the name “Diversified American Holdings, Inc.”  The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004.

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

The Company designs, engineers, assembles and sells emission monitoring equipment and instruments to the chemicals, pulp and paper, steel, power, coal and petrochemical industries, as well as to municipalities, hospitals, and state and federal governments. Our emission monitoring systems are installed at the exhaust stacks of industrial facilities and are used to measure the outlet flue gas concentrations of regulated pollutants, such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, nitrous oxides, ammonia, nitrogen oxide, carbon dioxide, carbon monoxide and other regulated pollutants. Through use of our equipment and instrumentation, our clients can monitor the exhausts to the atmosphere from their facilities and comply with Environmental Protection Agency and state and local emission regulations on dust, particulate, fumes, acid gases and other regulated pollutants into the atmosphere.

The Company is also involved in providing turnkey services for carbon credit projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. Carbon Credits are emission offsets that are generated from greenhouse gases abatement, renewable energy such as solar & wind, and energy efficiency projects which displace carbon emissions from traditional fossil fuel sources like coal, oil or gas with the subsequent reduction in greenhouse gas emissions. Companies, agencies and governments buy, sell, bank and trade Carbon Credits called Certified Emission Reductions or CERs. Cemtrex provides consulting services for such projects and arranges for investment equity and the sales of CERs for its customers. Company also markets technologies for control of ventilation Air Methane from coal mines and creating energy efficiency in HVAC systems for commercial buildings and industrial installations.

INDUSTRY BACKGROUND

The market for environmental control systems and technologies is directly dependent upon governmental regulations and their enforcement. During the past three decades, federal, state and local governments have realized the contaminated air poses significant threats to public health and safety, and, in response, have enacted legislation designed to curb emissions of a variety of air pollutants.  Management believes that the existence of governmental regulations creates demand for Company’s emission monitoring equipment and environmental control systems.

These governmental regulations affect nearly every industrial activity. The principal federal legislation that was created is the Clean Air Act of 1970, as amended 9th Clean Air Act). This legislation requires compliance with ambient air quality standards and empowers the Environmental Protection Agency (EPA) to establish and enforce limits on the emissions of various pollutants from specific types of facilities. The states have primary responsibility for implementing these standards and, in some cases, have adopted standards more stringent than those established by the EPA. In 1990, amendments to the Clean Air Act were adopted which address, among  other things, the country acid rain problem by imposing strict control on the emissions of sulfur dioxide from power plants.  During 1997, EPA approved regulations for ozone related emissions and in 1998 EPA issued regulations requiring utilities in 22 states to significantly reduce Nitrogen oxides emissions.

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

Mercury Analyzer

The EPA Clean Air Mercury rule requires that all coal fired power plants must provide continuous mercury monitoring by 2009. Management believes that Cemtrex's SM4 mercury monitor, a result of 10 years experience in mercury monitoring business, provides reliable online measurements at a much lower cost than any other competing model in the market. Cemtrex SM4 is the first instrument working on a thermo catalytic principle avoiding wet chemical sample treatment. As a consequence, the Company has found that maintenance demand has been drastically minimized. We believe that it is the only monitor that required no maintenance at a coal fired utility wet stack, no carrier gases, no water and 95% data availabilitySM4 uses straight extractive Teflon sheathed Hastelloy probe with no plugging or corrosion.

Company also markets technologies and systems for control of ventilation Air Methane from coal mines and creating energy efficiency in HVAC systems for commercial buildings and industrial installations.

PRODUCT DEVELOPMENT

The Company is currently in the process of developing technology for economically controlling carbon dioxide emissions from power plant flue gases that already have installed wet limestone scrubbers utilizing a proprietary chemical.

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

PARTS, REPAIR AND REFURBISHMENT SERVICES

The Company also provide  replacement  and spare  parts  and  repair  and  refurbishment services for our emission monitoring systems following the expiration of our warranties  which  generally range up to  12 months. The Company has experienced only minimal costs from its warranties.

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

INTELLECTUAL PROPERTY

Over the years, the Company has developed proprietary technologies that give us an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property. The Company has not filed any patents.

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

TECHNOLOGY

The Company has developed a broad range of emission monitoring technological base. The Company’s equipment and instruments are used: (i) to measure particulate, carbon dioxide, nitrogen oxides, mercury and sulfur dioxide from coal-fired power plants, (ii) to measure particulate from cement plants, (iii) to measure hydrocarbons, particulate and sulfur dioxide from refineries, (iv) to measure hydrogen sulfide, carbon monoxide, ammonia, hydrocarbons and other regulated pollutants from chemical plants, steel plants, incinerators and other industrial exhausts. Our emission monitors are capable of meeting all current federal and local emission monitoring standards. Company also markets technologies for control of ventilation Air Methane from coal mines and creating energy efficiency in HVAC systems through monitoring of carbon dioxide for commercial buildings and industrial installations. The Company has not filed any patents with respect to its technology.

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

EMPLOYEES

The Company employs 21 full time and three part time employees, consisting of four executive officers, five managers, ten technical engineers, and five clerical and administrative support persons. None of our employees are represented by a labor union. In addition, the Company utilizes commission sales personnel and contract design engineers, on an as needed basis. There are no employment agreements.

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

	For the Three Months Ended		For The Six Months Ended
	31-Mar		31-Mar
	2009	2008	2009
Revenues	$1,753,662	$2,004,039	$3,974,623	$3,242,474

Operating Expenses	620,558	616,288	1,386,250	1,132,402

Net Income (Loss)	$121,671	$115,569	$231,676	$246,606

Income (Loss) Per Share-Basic and Diluted	$0.00	$0.00	$0.01	$0.01

Weighted Average Number of Shares	34,327,862	34,327,862	34,327,862	34,327,862

	As at		As at
	31-Mar		30-Sep
	2009		2008

Current Assets	$1,758,239		$2,053,508

Total Assets	$2,090,947		$2,238,252

Total Liabilities	$3,234,520		$3,613,501

Total Stockholders’ Equity	$(1,143,573)		$(1,375,249)

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

RESULTS OF OPERATIONS

Net Sales: Net sales for three months ended March 31, 2009 decreased by $250,377 or 14.3%, to $1,753,662 from $2,004,039 for the three months ended March 31, 2008.   Net sales for six months ended March 31, 2009 increased by $732,149 or 18.4%, to $3,974,623 from $3,242,474 for the six months ended March 31, 2008.   Sales growth decreased during the three month period ended March 31, 2009 primarily due to the general slowdown in the economic activity and the sales increase in six month period was primarily due to the shipment of sales orders in the first quarter ending December 31, 2008.

Gross Profit : Gross profit for the three months ended March 31, 2009 increased $30,731 or 3.9%, to $822,644 which made up 46.9% of net sales, from $791,913 for the three months ended March 31, 2008, which made up 39.5% of net sales. The higher gross margin in the three months ended March 31, 2009 was a direct result of the higher margin product mix shipped during this period. Gross profit for the six months ended March 31, 2009 increased $257,958 or 17.6%, to $1,728,087 which made up 43.5% of net sales, from $1,470,129 for the six months ended March 31, 2008, which made up 45.3% of net sales. The lower gross margin in the six months ended March 31, 2009 was a direct result of the lower margin product mix shipped during this period.

Operating Expenses: Operating expenses for the three months ended March 31, 2009 increased $4,270, or 0.7%, to $620,558 from $616,288 for the three months ended March 31, 2008. Operating expenses as a percentage of sales increased in the three month period ended March 31, 2009 to 35.3% from 30.8% in the three month period ended March 31, 2008. The increase in operating expenses percentage was primarily due to lower sales level during the three month period as compared to last year.   Operating expenses for the six months ended March 31, 2009 increased $253,848, or 22.4%, to $1,386,250 from $1,132,402 for the six months ended March 31, 2008. Operating expenses as a percentage of sales remained the same in the six month period ended March 31, 2009 to 34.9% from 34.9% in the six month period ended March 31, 2008.

Net Income/Loss: The Company had net income of $121,671 which was 6.9% of net sales, for the three month period ended March 31, 2009 as compared to a net income of $115,569, which was 5.8% of net sales, for the three month period ended March 31, 2008. The higher net income percentage in the current quarter as compared to the previous quarter a year ago was a result of higher gross margin and lower sales. The Company had net income of $231,676 which was 5.8% of net sales, for the six month period ended March 31, 2009 as compared to a net income of $246,606, which was 7.6% of net sales, for the six month period ended March 31, 2008. The higher net income percentage in the previous six month period as compared to the current one was a result of higher gross margins during that period.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 38% and 38% for 2009 and 2008, respectively.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was ($176,281) at March 31, 2009, compared to ($259,993) at September 30, 2008. This included cash and cash equivalents of $54,998 at March 31, 2009 and $60,610 at September 30, 2008, respectively. The reason for the increase in working capital was due to profitability of operations during this period.

Trade receivables decreased $271,914 or 17.8% at March 31, 2009 to $1,256,317 at March 31, 2009 from $1,528,231 at September 30, 2008. The decrease in accounts receivable is attributable to timing of order shipments and receipt of payments from customers.

Inventories decreased $18,773 or 4.1% to $437,794 at March 31, 2009 from $456,567 at September 30, 2008.  The decrease inventory was due to timing of order shipment and receipt of fresh inventories.

Continuing operations generated $72,370 of cash for the six months ended March 31, 2009, compared to $19,671 of cash for the six months ended March 31, 2008.  The increase in cash flows was primarily related to payments of account payable and collection of account receivables timing.   Investing activities for continuing operations generated $68,048 of cash during the six months ended March 31, 2009, compared to use of $151,938 cash during the three months ended March 31, 2008. The generation of cash by investing activities during the current period was primarily attributable to the sale of some equipment.   The financing activities during the six months ended March 31, 2009 used up $146,030 in cash from repayment of loans to shareholder and provided $178,648 in cash for the six month period ended March 31, 2008 from loan proceeds.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2009 fiscal year. Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

President Obama has promised to invest $150bn over 10 years in renewable energy and environmental control technologies as part of a wider plan to increase US energy security amid fear of oil shortages, while also reducing the country’s carbon emissions in a bid to tackle global warming - and create jobs during an economic downturn. A report from a leading US-based research firm predicts that while the global carbon market will contract 29 per cent this year to just $84bn, it will recover quickly over the next four years, growing at an average of 68 per cent a year to be worth $669bn by 2013. According to official budget figures released by the Obama administration earlier this year, it expects to raise $646bn between 2012 and 2019 for the US treasury through the auctioning of carbon allowances.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our President (Chief Executive Officer), Arun Govil and our Vice President of Finance, Renato Dela Rama. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of March 31, 2008, our disclosure controls and procedures were and concluded that it is effective as of such date. Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The Company's success is largely dependent on increased market acceptance of our emission monitoring equipment and control systems. . If acceptance of emissions monitoring equipment does not continue to grow, then the Company’s revenues may be significantly reduced.

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

We had net loss of $123,565 for the fiscal year ended September 30, 2007. These losses have resulted principally from expenses incurred in the extensive demonstration testing of its new SM4 compliance mercury monitors at various utility sites and the low gross margin product line of Griffin Filters. We may continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business; however, for the year ended September 30, 2008 and the six month period ended March 31, 2009, we generated a net profit of $118,078 and $286,091, respectively,.  Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To achieve sustained profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain when, if ever, we will return to profitability.  We might not be able to sustain or increase profitability on a quarterly or annual basis.

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

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations will be sufficient to fund our operating expenses and capital requirements through December 31, 2008, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

o If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be diluted.

o Our stock trades on the Over the Counter Bulletin Board (OTCBB) electronic quotation system.

The Company’s Common Stock currently trades on the Over the Counter Bulletin Board (OTCBB) electronic quotation system under the symbol “CTEI.OB”. The OTCBB is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system.  There can be no assurance that a trading market for the Company's shares will continue to exist in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. See Risk Factor “Our stock price may be highly volatile” below.

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

CEMTREX, INC.
(Registrant)

Dated: May 15, 2009	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 15, 2009	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)