Form 10-Q
period 2009-06-30
CEMTREX INC
filed 2009-08-14
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 34,327,862 shares were issued and outstanding.

Table of Contents

CEMTREX, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and September 30, 2008	3

	Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and June 30, 2009 and the Nine Months Ended June 30, 2008 and June 30, 2009(Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2008 and June 30, 2009 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

Part I. Financial Information

Item 1.  Financial Statements
CEMTREX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN US$)
	June 30,	September 30,
	2009	2008
	Unaudited
Assets
Current Assets
Cash & Equivalents	$123,623	$60,610
Accounts Receivable	1,000,651	1,528,231
Inventory	366,731	456,567
Prepaid Expenses & Other Assets	232,100	8,100
Total Current Assets	1,723105	2,053,508

Property & Equipment, Net	91,101	180,519
Other	4,225	4,225

Total Assets	$1,818,431	$2,238,252

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$1,010,267	$940,071
Accrued Expenses	683,969	906,259

Notes Payable-Shareholder	23,687	467,171
Total Current Liabilities	1,717,923	2,313,501

Convertible Debenture	1,300,000	1,300,000
Total Liabilities	3,017,923	3,613,501

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value, 60,000,000 shares authorized; 34,327,862 shares issued and outstanding.	34,328	34,328
Additional Paid-in Capital	(1,259,524)	(1,259,524)
Retained Earnings	25,704	(150,053)
Total Stockholders' Equity (Deficit)	(1,199,492)	(1,375,249)

Total Liabilities & Stockholders' Equity (Deficit)	$1,818,431	$2,238,252

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
Consolidated Statement of Operations (Unaudited)
(IN US$)

	For the Three Months		For the Nine Months
	Ended		Ended,
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$1,700,131	$1,272,314	$5,674,754	$4,514,788

Cost of Goods Sold	1,086,725	662,585	3,333,261	2,434,930

Gross Profit	613,406	609,729	2,341,493	2,079,858

Operating Expenses	697,739	511,126	2,083,989	1,643,528

Operating Income (Loss)	(84,333)	98,603	257,504	436,330

Other Income (Expense)
Other Income	-		-	606
Interest Expense	(26,001)	(31,409)	(81,747)	(92,036)
Total Other Income (Expense)	(26,001)	(31,409)	(81,747)	(91,430)

Net Income (Loss) Before Income Taxes	(110,334)	67,194	175,757	344,900

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(110,334)	$67,194	$175,757	$246,606

Income (Loss) Per Share-Basic and Diluted	(0.00)	$0.00	$0.01	$0.01

Weighted Average Number of Shares	34,327,862	34,327,862	34,327,862	34,327,862

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$175,757	$344,900

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	21,370	13,578

Changes in operating assets and liabilities:
Accounts Receivable	527,580	80,128
Inventory	89,836	(121,718)
Prepaid Expenses & Other Assets	(224,000)	4,225
Other Assets	-	(7,540)
Accounts Payable	70,196	(186,050)
Accrued Expenses	(222,290)	(354,965)

Customer Deposits	-	(85,516)

Net Cash Used in Operating Activities	438,449	(312,958)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(151,939)
Cash Received on Sale of Equipment	68,048	-

Net Cash Used in Investing Activities	68,048	(151,939)

Cash Flows from Financing Activities
Net Loans from Shareholders	(443,484)	539,728

Net Cash Provided by Financing Activities	(443,484)	539,728

Net Increase (Decrease) in Cash	63,013	74,831

Cash Beginning of Period	60,610	143,830

Cash End of Period	$123,623	$218,661

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements

CEMTREX, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2 - Going Concern and Management's Plans

The Company's primary source of operating funds since inception has been provided through note and equity financing. The company intends to raise additional capital through private debt and equity investors. At June 30, 2009, the Company had a stockholders' deficit of $1,199,492. The Company wrote goodwill of $2,698,931 against Additional-Paid-In-Capital on September 30, 2007 which was generated from the purchase of Griffin Filters, LLC.

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

Research and development costs

Expenditures for research & development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $31,246 research and development costs for the periods ended June 30, 2009 which were expensed.

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

Note 5 - Property and Equipment

At June 30, 2009 and September 30, 2008, property and equipment are comprised of the following:

	June 30,	September 30,
	2009	2008

Furniture and Office Equipment	$96,513	$96,513
Computer Software	4,550	4,550
Machinery and Equipment	68,943	151,939

Less: Accumulated Depreciation	(78,905)	(72,483)

Net Property & Equipment	$91,101	$180,519

Depreciation for the nine months ended June 30, 2009 and 2008 was $21,370 and $13,578, respectively.

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

In addition, the Company had the following related party transactions:

   A) Note payable to a shareholder at June 30, 2009 amounting to $23,687.

   B) The Company, sold to Ducon Technologies product totaling $225,263. Ducon is an enterprise owned by the majority stockholder of the Company.

   C) The Company leases space from Ducon Technologies, a related party, on a month to month basis.

Note 7 – Customer Deposits

The Company accounts for payments received prior to shipment as a liability and recognizes revenue when the products are shipped.

Note 8 – Note Payable Shareholder

A Note Payable to a shareholder is due within the next year and accrues interest at 5%.

At June 30, 2009 the amount owed was $23,687. Interest owing which is included in accrued expenses was $6,167.

Note 9 – Convertible Debenture

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to an Officer of the Company in conjunction with the Purchase of Griffin Filters, LLC. The debenture carries an 8% annual interest rate with interest payable semi-annually in arrears on the first business day of January and July each year. The debenture principle is due and payable on April 30, 2011. Total interest accrued totaled $227,333 at June 30, 2009 and is included in accrued expenses.

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

Note 10– Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. As of June 30, 2009 and September 30, 2008, there were no shares issued and outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of June 30, 2009 and September 30, 2008, there were 34,327,862 shares issued and outstanding.

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

OVERVIEW

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs, engineers, assembles and sells emission monitoring equipment and instruments through its MIP division to the chemicals, pulp and paper, steel, power, coal and petrochemical industries, as well as to municipalities, hospitals, and state and federal governments.  Cemtrex provides consulting services on projects that create carbon credits, and also markets technologies for controlling greenhouse gases such as ventilation Air Methane from coal mines and creating energy efficiency in HVAC systems, by monitoring carbon dioxide levels, for commercial buildings and industrial installations. The Company through its Griffin Filters subsidiary, supplies environmental control systems for industrial applications.

The Company's current emission monitoring products include the following:

o	Opacity monitor: Compliance & non-compliance types

o	Extractive Continuous Emission Monitors for sulfur dioxide, nitrogen oxides, oxygen and carbon dixoide

o	Ammonia Analyzer

o	Mercury Analyzer

o	Insitu Process Analyzers for carbon dioxide, carbon monoxide, ammonia and sulfur dioxide

For the three month period ended June 30, 2009, we generated revenues of $1,700,131 which is an increase of $427,817 from the three month period ended June 30, 2008.  For the three month period ended June 30, 2009, we generated a net loss of ($110,334).  For the three month period ended June 30, 2008, we had a net income of $67,194.  For the nine month period ended June 30, 2009, we generated revenues of $5,674,754 which is an increase of $1,159,966 from the nine month period ended June 30, 2008.  For the nine month period ended June 30, 2009, we generated net income of $175,757.  For the nine month period ended June 30, 2008, we had a net income of $246,606.  The following table summarizes these results:

	For the Three Months Ended		For The Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008

Revenues	$1,700,131	$1,272,314	$5,674,754	$4,514,788

Operating Expenses	$697,739	$511,126	$2,083,989	$1,643,528

Net Income (Loss)	$(110,334)	$67,194	$175,757	$246,606

Income (Loss) Per Share-Basic and Diluted	(0.00)	0.00	0.01	0.01

Weighted Average Number of Shares

	As at	As at
	June 30	September 30
	2009	2008

Current Assets	$1,723,105	$2,053,508

Total Assets	$1,818,431	$2,238,252

Total Liabilities	$3,017,923	$3,613,501

Total Stockholders’ Equity	$(1,199,492)	$(1,375,249)

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

For the three month period ended June 30, 2009, we generated revenues of $1,700,131 which is an increase of $427,817 from the three month period ended June 30, 2008.  For the three month period ended June 30, 2009, we generated a net loss of ($110,334).  For the three month period ended June 30, 2008, we had a net income of $67,194.  For the nine month period ended June 30, 2009, we generated revenues of $5,674,754 which is an increase of $1,159,966 from the nine month period ended June 30, 2008.  For the nine month period ended June 30, 2009, we generated net income of $175,757.  For the nine month period ended June 30, 2008, we had a net income of $246,606.  The following table summarizes these results:

	For the Three Months Ended		For The Nine Months Ended
	June 30		June 30
	2009	2008	2009	2008

Revenues	$1,700,131	$1,272,314	$5,674,754	$4,514,788

Operating Expenses	$697,739	$511,126	$2,083,989	$1,643,528

Net Income (Loss)	$(110,334)	$67,194	$175,757	$246,606

Income (Loss) Per Share-Basic and Diluted	(0.00)	0.00	0.01	0.01

Weighted Average Number of Shares

	As at	As at
	June 30	September 30
	2009	2008

Current Assets	$1,723,105	$2,053,508

Total Assets	$1,818,431	$2,238,252

Total Liabilities	$3,017,923	$3,613,501

Total Stockholders’ Equity	$(1,199,492)	$(1,375,249)

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

RESULTS OF OPERATIONS

 Net Sales: Net sales for three months ended June 30, 2009 increased by $427,817 or 33.6%, to $1,700,131 from $1,272,314 for the three months ended June 30, 2009.   Net sales for nine months ended June 30, 2009 increased by $1,159,966 or 25.7%, to $5,674,754 from $4,514,788 for the nine months ended June 30, 2008.   Sales growth increased during the three month period ended June 30, 2009 primarily due to increased sales in the MIP division and the sales increase in nine month period was primarily due to increased sales in the MIP division and timing of order shipments  in the third quarter.

Gross Profit : Gross profit for the three months ended June 30, 2009 was $613,406 which made up 36% of net sales   as compared to $609,729 for the three months ended June 30, 2008, which was 47.9% of net sales. .   The lower gross margin in the three months ended June 30, 2009 was a direct result of low profit margin jobs booked and shipped due to the difficult economic climate as compared to the previous quarter.  Gross profit for the nine months ended June 30, 2009  was $2,341,493 which was 41.3% of net sales as compared to gross profit of $2,079,858  for nine months ended June30, 2008, which was 46.1% of net sales.  The lower gross margin in the nine months ended June 30, 2009 was a direct result of the lower margin product mix shipped during this period.

Operating Expenses: Operating expenses for the three months ended June 30, 2009 increased $186,613, or 36.5%, to $697,739 from $511,126 for the three months ended June 30, 2008. Operating expenses as a percentage of sales increased in the three month period ended June 30, 2009 to 41% from 40.2% in the three month period ended June 30, 2008. The increase in operating expenses  in the current quarter were primarily due to increased sales and marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.    Operating expenses for the nine months ended June 30, 2009 increased $440,461, or 26.8%, to $2,083,989 from $1,643,528 for the nine months ended June 30, 2008.  However, operating expenses as a percentage of sales remained the same in the nine month period ended June 30, 2009 to  36.7% from 36.4% in the nine month period ended June 30, 2008.

Net Income/Loss: The Company had net loss of $110,334 which was 6.5% of net sales, for the three month period ended June 30, 2009 as compared to a net income of $67,194, which was 5.3% of net sales, for the three month period ended June 30, 2008. The loss in the current quarter as compared to the previous quarter a year ago was a result of higher  sales and marketing  expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines and lower gross profit made on shipments made during the current quarter.  The Company had net income of $175,757 which was 3.1% of net sales, for the nine month period ended June 30, 2009 as compared to a net income of $344,900, which was 7.6% of net sales, for the nine month period ended June 30, 2008. The lower net income percentage in the current nine month period as compared to the previous one was a result of lower gross margin sales and higher operating expenses due to higher  sales and marketing  expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 38% and 38% for 2009 and 2008, respectively.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $5,182 at June 30, 2009, compared to ($259,993) at September 30, 2008. This included cash and cash equivalents of $123,623 at June 30, 2009 and $60,610 at September 30, 2008, respectively. The reason for the increase in working capital was due to profitability of operations during this period.

Trade receivables decreased $527,580 or 34.5% at June 30, 2009 to $1,000,651 at June 30, 2009 from $1,528,231 at September 30, 2008. The decrease in accounts receivable is attributable to timing of order shipments and receipt of payments from customers.

Inventories decreased $89,836 or 19.7% to $366,731 at June 30, 2009 from $456,567 at September 30, 2008.  The decrease inventory was due to timing of order shipment and receipt of fresh inventories.

Continuing operations provided $438,449 of cash for the nine months ended June 30, 2009, compared to usage of $312,958 of cash for the nine months ended June 30, 2008.  The increase in cash flows was primarily related to payments of account payable and collection of account receivables timing.   Investing activities for continuing operations generated $68,048 of cash during the nine months ended June 30, 2009, compared to use of $151,938 cash during the three months ended June 30, 2008. The generation of cash by investing activities during the current period was primarily attributable to the sale of some equipment.   The financing activities during the nine months ended June 30, 2009 used up $443,484 in cash from repayment of loans to shareholder and provided $539,728 in cash for the nine month period ended June 30, 2008 from loan proceeds.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our President (Chief Executive Officer), Arun Govil and our Vice President of Finance, Renato Dela Rama. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of June 30, 2008, our disclosure controls and procedures were and concluded that it is effective as of such date. Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

o    We have incurred losses for the three months ended June 30, 2009 and for the fiscal year ending September 30, 2007, and we may incur losses for the foreseeable future.

We had a net loss of $110,334 for the three months ended June 30, 2009.  We had net loss of $123,565 for the fiscal year ended September 30, 2007. These losses have resulted principally from higher marketing expenses of new product lines and expenses incurred in the extensive demonstration testing of its new SM4 compliance mercury monitors at various utility sites and the low gross margin product line of Griffin Filters. We may continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business; however, for the year ended September 30, 2008 and the nine month period ended June 30, 2009, we generated a net profit of $118,078 and $175,757, respectively,.  Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To achieve sustained profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain when, if ever, we will return to profitability.  We might not be able to sustain or increase profitability on a quarterly or annual basis.

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

CEMTREX, INC.
(Registrant)

Dated: August 14, 2009	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and
President (Principal Executive Officer)

Dated: August 14, 2009	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial
Officer)