Form 10-K
period 2009-09-30
CEMTREX INC
filed 2010-01-13
CIK 1435064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 8, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,253,990 based on the average bid and asked price of $0.43 on January 8, 2010.

As of January 8, 2010, the registrant had 39,722,862 shares of common stock outstanding.

Documents incorporated by reference: None.

Index

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

PART I

ITEM 1.    BUSINESS

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs,  engineers, assembles and sells emission monitoring equipment and instruments through its MIP division to measure opacity, mercury, sulfur oxides, hydrocarbons, nitrogen oxides, ammonia, carbon dioxide and oxygen in flue gases discharging the stacks in industries such as:  chemicals,  pulp and paper, steel, power, cement, coal  and  petrochemical.   Cemtrex provides consulting services on projects that create carbon credits, and also markets technologies for controlling greenhouse gases such as Methane from coal mines. Company sells energy efficiency product called Green DCV, which creates energy efficiency in an existing HVAC system in commercial and industrial facilities by monitoring carbon dioxide levels.  The Company through its Griffin Filters subsidiary, supplies air filtration and environmental control systems for industrial applications.

On April 27, 1998, the Company was incorporated in the state of Delaware under the name “Diversified American Holdings, Inc.”  The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004.

On April 30, 2007, the Company purchased all of the issued and outstanding membership interests of Griffin Filters LLC, (“Griffin”) a company established since 1971 and engaged in the design, engineering & supplying of industrial air filtration equipment from its President & Chief executive officer, Arun Govil, who was the 100% owner of  the issued and outstanding membership interests of Griffin.  The purchase price of $ 2,750,000.00 was paid by  (i) paying cash of $700,000.00, (ii) issuing 20,000,000 shares of common stock valued at $750,000.00 and (iii) issuing a four year convertible debenture in the amount of $1,300,000.00, paying interest of 8.0% per year and convertible into 30,000,000 shares of common stock. Griffin had sales and net income of $3,297,409 and $145, 981 respectively for fiscal year ended September 30, 2006. Griffin is now a wholly-owned subsidiary of the Company.

On September 8, 2009, the Company entered into a letter agreement with Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007 (the " Note ").  The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the outstanding amount was convertible into 30,000,000 shares of our common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. In consideration of the issuance of the Common Stock and Preferred Stock described above, Mr. Govil agreed to forfeit 27,500,000 shares of our common stock issuable as per the original terms of the Note.

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

The Company is also involved in providing turnkey services for carbon credit projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. Carbon Credits are emission offsets that are generated from greenhouse gases abatement, renewable energy such as solar & wind, and energy efficiency projects which displace carbon emissions from traditional fossil fuel sources like coal, oil or gas with the subsequent reduction in greenhouse gas emissions. Companies, agencies and governments buy, sell, bank and trade Carbon Credits called Certified Emission Reductions or CERs.   Cemtrex provides consulting services for such projects and arranges for investment equity and the sales of CERs for its customers. Company also markets MCDR technology for generating carbon credits from control of Methane from coal mines.

Company has recently developed an energy efficiency product line named Green DCV,  which provides  energy efficiency in HVAC systems for commercial buildings and industrial installations. Cemtrex’s Green-DCV system uses carbon dioxide (CO2) sensors to monitor CO2 levels inside a building, and then regulate the HVAC air-handling system to save energy and improve air quality. Cemtrex Green-DCV can provide significant   energy savings in buildings where occupancy fluctuates during a 24-hour period, such as: office buildings, government facilities, shopping malls, movie theaters, restaurants & schools.

Company through its subsidiary griffin Filters provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. Griffin’s equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides,  and  organics from  industrial exhaust stacks prior to discharging to the atmosphere; (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

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

PRODUCTS

The Company’s MIP division offers a range of products and systems, incorporating diverse technologies, to address the needs of a wide variety of industries and their environmental regulations. Management believes that the Company provides a single source responsibility for design, engineering, assembly, installation and maintenance of systems to its customers. The Company’s products are designed to operate so as to allow its users to determine their compliance with the latest governmental emissions regulations.  The Company’s products measure the concentrations of various regulated pollutants in the flue gases discharging the exhaust stacks at various utilities and industries.

The MIP division’s current products include the following:

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

The Company ‘s carbon Credits division  provides consulting services  for carbon credit projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in developing such projects globally. Carbon Credits are emission offsets that are generated from greenhouse gases abatement, renewable energy such as solar & wind, and energy efficiency projects which displace carbon emissions from traditional fossil fuel sources like coal, oil or gas with the subsequent reduction in greenhouse gas emissions. Companies, agencies and governments buy, sell, bank and trade Carbon Credits called Certified Emission Reductions or CERs.   Company provides complete services such as registering the project to be eligible to generate carbon credits and  arrange for the required funding.  Company also markets MCDR technology for generating carbon credits from control of Methane from coal mines.

Company’s energy Efficiency division  has recently developed an energy efficiency product line named Green DCV,  which provides  energy efficiency in HVAC systems for commercial buildings and industrial installations. Cemtrex’s Green-DCV system uses carbon dioxide (CO2) sensors to monitor CO2 levels inside a building, and then regulate the HVAC air-handling system to save energy and improve air quality. Cemtrex Green-DCV can provide significant   energy savings in buildings where occupancy fluctuates during a 24-hour period, such as: office buildings, government facilities, shopping malls, movie theaters, restaurants & schools.

Company through its subsidiary griffin Filters provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. Griffin’s equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides,  and  organics from  industrial exhaust stacks prior to discharging to the atmosphere; (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

PRODUCT DEVELOPMENT

The Company is currently in the process of developing technology for economically controlling carbon dioxide emissions from power plant flue gases that already have installed wet limestone scrubbers utilizing a proprietary chemical. Company is carrying out an in-house  pilot test program to develop this technology for carbon dioxide reduction.

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

TECHNOLOGY

The Company has developed a broad range of emission monitoring technological base.  The Company’s equipment and instruments are used: (i) to measure particulate, carbon dioxide, nitrogen oxides, mercury and sulfur dioxide from coal-fired power plants, (ii) to measure particulate from cement plants, (iii) to measure hydrocarbons, particulate and sulfur dioxide from refineries, (iv) to measure hydrogen sulfide, carbon monoxide, ammonia, hydrocarbons and other regulated pollutants from chemical plants, steel plants, incinerators and other industrial exhausts. Our emission monitors are capable of meeting all current federal and local emission monitoring standards.  Company also markets technologies for control of Methane from coal mines and creating energy efficiency in HVAC systems through monitoring of carbon dioxide for commercial buildings and industrial installations.  The Company has not filed any patents with respect to its technology.

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

EMPLOYEES

The Company employs 18 full time and three part time employees, consisting of four executive officers, three managers, six technical engineers, and five clerical and administrative support persons.  None of our employees are represented by a labor union. In addition, the Company utilizes commission sales personnel and contract design engineers, on an as needed basis. There are no employment agreements.

FACILITIES

The Company does not own any real estate.

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of 2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 4,858.00 expiring on March 30, 2012.  The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 1A.       RISK FACTORS

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

o    We have income for the fiscal year ending September 30, 2009, but we may not incur income for the foreseeable future.
We had net income of $118,078 for the fiscal year ended September 30, 2008. We  continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business however, for the year ended September 30, 2009, we generated a profit of $155,010.  Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To maintain profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain whether we will be able to maintain our  profitability.

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

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations will be sufficient to fund our operating expenses and capital requirements through June 30, 2009, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling Company shares. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

o If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be substantially diluted.

o Our stock trades on the Over the Counter Bulletin Board quotation system.

The Company’s Common Stock currently trades on the Over the Counter Bulletin Board electronic quotation system under the symbol “CTEI.OB”. The Over the Counter Bulletin Board is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system.  There can be no assurance that a trading market for the Company's shares will continue to exist in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. See Risk Factor “Our stock price may be highly volatile” below.

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

Approximately _65% of our outstanding voting equity is beneficially held by Arun Govil the Company’s Chairman, Chief executive officer, President and Treasurer as a result of Mr. Govil’s common stock and Series A preferred stock ownership.  Consequently, Mr. Govil will be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

ITEM 2.	PROPERTIES

The Company does not own any real estate.

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 4,858.00 expiring on March 30, 2012.  The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the Over the Counter Bulletin Board  electronic quotation system under the symbol “CTEI.OB”.

As of January 8, 2010, there were approximately 109 holders of record of the Company's common stock as determined from the Company’s transfer agent’s list.  Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

On August 21, 2007 the Company completed a 1:25 reverse split of our common stock. The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value per share.   On January 8, 2010, there were 39,722,862 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

The Company's Common Stock trades on the over-the-counter bulletin board trading system.  The price ranges presented below represent the highest and lowest quoted bid prices during the third and fourth calendar quarters for 2007, 2008 and the first, second and third calendar quarters of 2009 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock

Year	Period	Stock Price
		High	Low
	4th Quarter	$0.53	$0.24
	3rd Quarter	$0.64	$0.45
	2nd Quarter	$0.75	$0.17
2009	1st Quarter	$0.22	$0.008
	4nd Quarter	$0.02	$0.004
	3rd Quarter	$0.031	$0.015
	2th Quarter	$0.032	$0.006
2008	1st Quarter	$0.014	$0.004
	4nd Quarter	$0.012	$0.004
	3rd Quarter	$0.0275	$0.0075
	2rd Quarter	$0.1125	$0.02
2007	1th Quarter	$0.1875	$0.075

As reported by the over-the-counter Pink Sheets, on January 8, 2010 the closing sales price of the Company’s Common Stock was $0.43 per share.

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

The Company has no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Companies

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Cemtrex, Inc is an environmental & energy efficiency technologies company engaged in  manufacturing and selling  instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. and filtration products for the industry.  Company also markets Green DCV, an innovative energy efficiency solution for high-quality green building applications, through optimizing HVAC control systems.  Cemtrex provides technologies and services for abatement of greenhouse gases pursuant to the Kyoto Protocol and assists customers in developing carbon credits projects globally.  The Company's Griffin Filters subsidiary sells air filtration and environmental control products  to power plants, refineries, chemical plants, cement plants and other industries, including federal and state governmental agencies.

Financial condition

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below.

FISCAL YEAR ENDED SEPTEMBER 30, 2009

	Year Ended September 30,
	2009	2008
Revenues	$6,967,992	$6,670,053
Operating Expenses	$2,634,071	$2,384,843
Net Income (Loss)	$155,010	$118,078
Net Income (Loss) Per Common Share, Basic and Diluted	$0.00	$0.0
Weighted Average Number of Shares	36,397,337	30,308,147

	September 30,
	2009	2008
Current Assets	$1,654,119		$2,053,508
Total Assets	$1,743,482		$2,238,252
Total Liabilities	$1,655,196		$3,613,501
Total Stockholders’ Equity(Deficit)	$88,286	$	(1,375,249)

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

RESULTS OF OPERATIONS

 Net Sales: Net sales for 2009 increased by $297,939 or 4.28%, to $6,967,992., from $6,670,053 for 2008. Sales growth increased during the year of 2009 primarily due to growth in overall sales as Company received new contracts for various product lines.  The overall market demand for our existing business increased during the last year.

Gross Profit: Gross profit for 2009 increased $270,072 or 9.32%, to $2,900,315, which made up 41.63% of net sales, from $ 2,630,243 for 2008, which made up of 39.43% of net sales. The increased gross margin in 2009 was a direct result of the high gross margin on the ongoing contracts by Cemtrex and Griffin Filters.  The gross margin for 2009 period includes high margin sales of Cemtrex and Griffin Filters, whereas in 2008 the higher gross margin was a result of high margin field services for monitoring systems performed by the Company during that period.

Operating Expenses: Operating expenses for 2009 increased $249,228, or 9.47%, to $2,634,071 from $2,384,843 in 2008. Operating expenses as a percentage of sales increased in 2009 to 37.80% from 35.76% in 2008. The increase in operating expenses was primarily due to higher expenses as result of larger sales volume in current year as compared to the previous year.

Net Income/Loss: The Company had a net income of $155,010 after provision of income tax of $3,445 for 2009 as compared to a net income of $118,078 for 2008. The net income in 2009 was a result of several factors including: (i) increased in sales, (ii) the new Green DCV product line, (ii) streamlining of griffin Filters operation.  The higher net income in 2009 period was due to higher gross margin on the products sold by each company.

Provision for Income Taxes: No income tax provision due to Net operating loss from prior year 2008.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $ 389,443 at September 30, 2009, compared to ($259,993) at September 30, 2008. This included cash and cash equivalents of $356,552 and $60,610 at September 30, 2009 and 2008, respectively.

Trade receivables decreased  $ 579,416 or 61.07%, at September 30, 2009 to $948,815 at September 30, 2009 from $1,528,231 at September 30, 2008. The decrease in accounts receivable is attributable to change in contracts’ terms and timing of shipments  with Company’s  customers.

Inventories decreased $122,465 or 37% to $334,102 at September 30, 2009 from $456,567 at September 30, 2008.  The decrease inventory was due to less purchases of inventory and re-valuation of unusable inventory.

Continuing operations provided $374,225 of cash for the fiscal year ended September 30, 2009, compared to using $389,469 of cash for the fiscal year ended September 30, 2008. The increase in cash flows was primarily related to the decrease in inventory combined with decrease in accounts receivables.  Investing activities for continuing operations used $10,157 of cash during 2009, compared to  $151,939 during 2008. The use of cash by investing activities was primarily attributable to the purchase of property and equipment.  The financing activities in 2009 generated $68,126 from proceeds of stock sale and loan proceeds.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2009 fiscal year. Any major increases in sales, particularly in new products, may require additional cash and substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Outlook

We anticipate that the outlook for our products and services remains quite strong and we are positioned well to take advantage of it.

We believe there is currently a gradually increasing public awareness of the issues surrounding air quality and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of air quality on society and future generations, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving air quality problems. As a result, we believe there will be an increase in interest in our mercury monitors, opacity monitors, carbon credits and air filtration products of subsidiary Griffin Filters. We currently also notice increased nationwide concern on energy efficiency and hence anticipate that there will be greater interest in our Green DCV products.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included in “Item 1A Risk Factors” .

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and/or disagreements with Gruber & Company, LLC, our independent registered public accountants, on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Vice President of Finance to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009 and concluded that it is effective as of such date

Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.              OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are our executive officers and directors. Directors are elected to hold offices until the next annual meeting of Shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name and Address	Age	Positions and Offices

Arun Govil 19 Engineers Lane Farmingdale, New York 11735	54	President, Chief Executive Officer, Treasurer, and Chairman of the Board of Directors

Renato Dela Rama 19 Engineers Lane Farmingdale, New York 11735	61	Vice President of Finance and Director

Ravi Narayan 19 Engineers Lane Farmingdale, New York 11735	50	Vice President of MIP Division and Director

Metodi Filipov 19 Engineers Lane Farmingdale, New York 11735	47	Vice President and Director

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

Renato Dela Rama has been our Vice President of Finance since December 2004. Mr. Dela Rama also works as an accountant for Ducon Technologies Inc. since 2004. Prior to that, he worked in various accounting and financial management positions. Mr. Dela Rama holds a B.S. degree in accounting.

Ravi Narayan has been with the Company since 2002 as general manager of MIP Division. In 2009 he became Vice president of the Company’s MIP Division. From 1993 to 2001 Mr. Narayan worked as a Technical manager at Procal UK Ltd. Mr. Narayan has a BE in Electronic and Instrument Engineering and an MBA in Business administration.

Metodi Filipov has served the Company since 2008 as a Vice President. Mr. Filipov previously worked as Product Manager at Raritan Inc. from 2004-2008 and prior to that he worked from 2001-2004 as Vice president of operations at ISS Inc. From 2000-2001 Mr. Filipov worked as Director of Technology at IDS LLC. Mr. Filipov has a MS degree in Computer science.

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

ITEM 11.               EXECUTIVE COMPENSATION

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

EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Cemtrex's named executive officers.  As of January 8, 2010, two of our executive officers are currently earning compensation.   Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2007, 2008 and 2009 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

SUMMARY COMPENSATION TABLE

						LONG-TERM

NAME AND PRINCIPAL		ANNUAL COMPENSATION TABLE				COMPENSATION AWARDS

						SECURITIES UNDERLYING
POSITION	YEAR	SALARY		BONUS	OTHER	OPTIONS/SARS

Arun Govil	2007	$		—	—	—
Chairman, Chief Executive	2008		$125,000	$0	$0	—
Officer and Treasurer and President	2009		$150,000	$0	$0

Ravi Naravan	2007	$		—	—	—
Vice President, Director	2008	$		$0	$0	—
	2009		$110,577	$0	$0

Metodi Filipov	2007	$		—	—	—
Vice President, Director	2008	$		$0	$0	—
	2009		$110,577	$0	$0

Vandana Govil(1)	2007	$		—	—	—
	2008		$125,000	$0	$0	—
	2009		$125,000	$0	$0

(1)	Ms. Govil resigned her positions with the Company as of May 27, 2009.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to Arun Govil the Company’s Chairman, CEO, President and Treasurer in conjunction with the purchase of Griffin Filters, Inc. pursuant to the Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc. The debenture carried an 8% annual interest rate with interest payable semiannually in arrears on the first business day of January and July each year. The debenture principle was due and payable on April 30, 2011.

The debenture had the right of conversion into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share. Conversion is not exercisable prior to December 31, 2007. Commencing December 31, 2007 and continuing to April 30, 2011, the Debenture Holder had the right of conversion subject to the terms and conditions of the debenture. In the event the face amount of the debenture was not fully converted on or before April 30, 2011, the conversion rights will lapse.

On September 8, 2009, the Company entered into a letter agreement with Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007 (the " Note ").  The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the outstanding amount was convertible into 30,000,000 shares of our common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. In consideration of the issuance of the Common Stock and Preferred Stock described above, Mr. Govil agreed to forfeit 27,500,000 shares of our common stock issuable as per the original terms of the Note.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of January 8, 2010 by:

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

As of January 8, 2010, 39,722,862 shares of common stock are issued and outstanding.  Applicable percentage ownership in the following table is based on 39,722,862 shares of common stock outstanding as of January 8, 2010.(1)

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of January 8, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Owner	Title	Amount Owned		Percentage of Issued Common Stock(1)
Common Stock	Arun Govil 19 Engineers Lane Farmingdale, New York 11735	President ,Chief Executive Officer and Chairman of the Board	27,930,000	(2)(3)	65%
Preferred Stock	Arun Govil 19 Engineers Lane Farmingdale, New York 11735	President ,Chief Executive Officer and Chairman of the Board	1,000,000	(2)	-
Common Stock	Renato Dela Rama 19 Engineers Lane Farmingdale, New York 11735	Vice President and Director	400,000		-
Common Stock	Ravi Narayan 19 Engineers Lane Farmingdale, New York 11735	Vice President and Director	800,000		2.0%
Common Stock	Metodi Filipov 19 Engineers Lane Farmingdale, New York 11735	Vice President and Director	200,000		-
Common Stock	All directors and executive officers as a group (4 persons)		29,330,000		73.84%

(1)
Except as otherwise noted herein, the percentage is determined on the basis of 39,722,862 shares of our common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)
The Series A Preferred Stock issued by the Company to Arun Govil the Company’s Chairman, CEO, President and Treasurer in conjunction with the settlement of the debenture issued as consideration for the purchase of Griffin Filters, Inc. Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. The shares of Series A Preferred Stock represent 100% of the total Series A Preferred Stock issued and outstanding.

(3)	Includes the shares owned by Ducon Technologies Inc. is owned by Arun Govil the Chairman, Chief Executive Officer, Treasurer and President of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 8, 2009, the Company entered into a letter agreement with Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007 (the " Note ").  The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the outstanding amount was convertible into 30,000,000 shares of our common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. In consideration of the issuance of the Common Stock and Preferred Stock described above, Mr. Govil agreed to forfeit 27,500,000 shares of our common stock issuable as per the original terms of the Note.

Ducon Technologies, Inc. is owned by by Arun Govil the Chairman, Chief Executive Officer, Treasurer and President of the Company.

Renato Dela Rama the Vice President of Finance of the Company is also an accountant with Ducon Technologies Inc.

Mrs. Vandana Govil, who was earlier a director and the Secretary of the Company, is the wife of Arun Govil the Chairman, Chief Executive Officer, Treasurer and President of the Company.  Ms. Govil resigned her positions with the Company on May 27, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Board of Directors does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2009 and September 30, 2008 by Gruber & Company, LLP, our independent auditors for the fiscal years ended September 30, 2009 and 2008:

	2008	2009

Audit Fees	$29,500		$33,000
Audit-Related Fees		$
Tax Fees		$
Other Fees		$
Totals	$29,500		$33,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2009 for us to become a fully reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged by Gruber & Company, LLC, LLP were consistent with Gruber & Company, LLC maintaining its independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Gruber & Company, LLC independence.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm – September 2008

Audited Consolidated Balance Sheets as of September 30, 2008 and September 30, 2009	F-1

Audited Consolidated Statements of Operations for the Year Ended September, 2008 and 2007	F-2

Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2009, and 2007	F-3

Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2009 and 2008	F-4

Notes to Audited Consolidated Financial Statements

(b)	Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company*
3.2	By Laws of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation dated September 29, 2006*
3.4	Certificate of Amendment of Certificate of Incorporation dated March 30, 2007*
3.5	Certificate of Amendment of Certificate of Incorporation dated May 16, 2007*
3.6	Certificate of Amendment of Certificate of Incorporation dated August 21, 2007*
3.7	Certificate of Designation of the Series A Preferred Stock dated September 8, 2009**
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.*
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC*
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex Inc.*
10.4	Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc.*
10.5	8.0% Convertible Subordinated Debenture*
10.6	Letter Agreement by and between the Company and Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company dated September 8, 2009**
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm.***
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 ***
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
______

* Incorporated by reference from Form 10-12G filed on May 22, 2008
** Incorporated by reference from Form 8-K filed on September 10, 2009
 *** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: January 13, 2009	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: January 13, 2009	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

Dated: January 13, 2009	By	/s/ Ravi Narayan
Ravi Narayan, Vice President of MIP Division and Director

Dated: January 13, 2009	By	/s/ Metodi Filipov
Metodi Filipov, Secretary and Director

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,
	2009	2008
Assets
Current Assets
Cash & Equivalents	$356,552	$60,610
Accounts Receivable	948,815	1,528,231
Inventory	334,102	456,567
Prepaid Expenses & Other Assets	14,650	8,100
Total Current Assets	1,654,119	2,053,508

Property & Equipment, Net	85,138	180,519
Other	4,225	4,225

Total Assets	$1,743,482	$2,238,252

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$876,799	$940,071
Accrued Expenses	387,877	906,259
Notes Payable-Shareholder	-	467,171
Total Current Liabilities	1,264,676	2,313,501

Non-Current Liabilities
Notes Payable-Shareholder	390,520	-
Convertible Debenture	-	1,300,000
Total Non-Current Liabilities	390,520	1,300,000

Total Liabilities	$1,655,196	$3,613,501

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$-
Common Stock, $0.001 par value, 60,000,000 shares authorized, authorized; 39,722,862 and 34,327,862 shares issued and outstanding, respectively	39,723	34,328
Additional Paid-in Capital	42,606	(1,259,524)
Retained Earnings (Accumulated Deficit)	4,957	(150,053)
Total Stockholders' Equity (Deficit)	88,286	(1,375,249)

Total Liabilities & Stockholders' Equity (Deficit)	$1,743,482	$2,238,252

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Twelve Months Ended
	September 30,
	2009	2008

Revenues	$6,967,992	$6,670,053

Cost of Goods Sold	4,067,677	4,039,810

Gross Profit	2,900,315	2,630,243

Operating Expenses
Research and Development	5,535	-
General and Administrative	2,628,536	2,384,843
Total Operating Expenses	2,634,071	2,384,843

Operating Income (Loss)	266,244	245,400

Other Income (Expense)
Other Income	-	36
Interest Expense	(107,789)	(127,358)
Total Other Income (Expense)	(107,789)	(127,322)

Net Income (Loss) Before Income Taxes	158,455	118,078

Provision for Income Taxes	(3,445)	-

Net Income (Loss)	$155,010	$118,078

Income (Loss) Per Share-Basic	$0.00	$0.00
Income (Loss) Per Share-Diluted	$0.00	$0.00

Weighted Average Number of Shares-Basic	36,397,337	30,308,147
Weighted Average Number of Shares-Diluted	37,397,337	30,308,148

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$155,010	$118,078

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	33,296	33,143

Changes in operating assets and liabilities:
Accounts Receivable	579,416	(747,757)
Inventory	122,465	(204,124)
Prepaid Expenses & Other Assets	(6,550)	(3,875)
Other Assets	-	17,799
Accounts Payable	8,970	25,164
Accrued Expenses	(518,382)	457,619
Customer Deposits	-	(85,516)

Net Cash Used in Operating Activities	374,225	(389,469)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(10,157)	(151,939)

Net Cash Used in Investing Activities	(10,157)	(151,939)

Cash Flows from Financing Activities
Net Loans from Shareholders	(76,651)	458,188
Common Stock Issued for Cash	8,525	-

Net Cash Provided by Financing Activities	(68,126)	458,188

Net Increase (Decrease) in Cash	295,942	(83,220)

Cash Beginning of Period	60,610	143,830

Cash End of Period	$356,552	$60,610

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Shares Issued for Conversion of Convertible Debt	$1,300,000	$-
Equipment Sold in Exchange for Reduction in Accounts Payable	72,242	-

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock-Series A		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In- Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Balance at September 30, 2007	-	$-	34,327,862	$34,328	$(1,259,524)	$(268,131)	$(1,493,327)
Net Income	-	-	-	-	-	118,078	118,078
Balance at September 30, 2008	-	$-	34,327,862	$34,328	$(1,259,524)	$(150,053)	$(1,375,249)
Shares Issued for Conversion of Convertible Debt	1,000,000	1,000	2,500,000	2,500	1,296,500	-	1,300,000
Shares Issued for Cash	-	-	2,895,000	2,895	5,630	-	8,525
Net Income	-	-	-	-	-	155,010	155,010
Balance at September 30, 2009	1,000,000	$1,000	39,722,862	$39,723	$42,606	$4,957	$88,286

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC (see Note 5 – Business Combination and Related Party Transactions).

Note 2 - Summary of Significant Accounting Policies

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

Impairment of long-lived asset

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During fiscal years ended September 30, 2009 and 2008, the Company recorded $0 impairment loss on long-lived assets.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of September 30, 2009 and 2008, the Company has reserved $200,000 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $47,352 and $0 in advertising costs for the years ended September 30, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes”, formerly referenced as SFAS No. 109, “Accounting for Income Taxes”. Under the provisions of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2009	2008
Current Taxes
U.S. Federal	$53,875	$-
U.S. State and Local	11,092	-
Current Taxes	64,967	-
Deferred Tax Asset	(61,522)	61,522
Deferred Tax Valuation Allowance	-	(61,522)
Provision for Income Taxes	$3,445	$-

	September 30,
	2009	2008
Statutory Federal Tax (Benefit) Rate	34.0%	34.0%
Statutory State Tax (Benefit) Rate	7.0%	7.0%
Effective Tax (Benefit) Rate	41.0%	41.0%

Valuation Allowance	-38.8%	-41.0%

Effective Income Tax	2.2%	0.0%

Guarantee Expense

In accordance with FASB Interpretation No. 45 ("Fin 45"), the Company recognizes, at the inception of a guarantee, the cost of the fair value of the obligation undertaken in issuing the guarantee.

Research and development costs

Expenditures for research & development are expenses as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $5,535 and $0 research and development costs for the years ended September 30, 2009 and 2008, respectively which were expensed.

Fair Value of Financial Instruments

The reported amounts of the Company's financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value since the debt agreements provide for interest rates that approximate market.

Stock-based compensation

The Company records compensation expense associated with stock options and other forms of employee and non-employee equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”, formerly referenced as SFAS 123R, “Share-Based Payment”. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

During fiscal years ended September 30, 2009 and 2008, the Company incurred $0 in stock-based compensation expense.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•
FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•
FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

•
FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•
FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 3 - Inventory

The Company values its inventory under the FIFO method of costing under the lower of cost or market pricing model. The Company reviews its product for old and or obsolete items and adjusts accordingly. The Company’s inventory consists of finished and raw material product.

Note 4 - Property and Equipment

At September 30, 2009 and September 30, 2008, property and equipment are comprised of the following:

	September 30,
	2009	2008
Furniture and Office Equipment	$97,611	$96,513
Computer Software	13,609	4,550
Machinery and Equipment	68,942	151,939

Less: Accumulated Depreciation	(95,024)	(72,483)

Net Property & Equipment	$85,138	$180,519

Depreciation for the twelve months ended September 30, 2009 and 2008 was $33,296 and $33,143, respectively.

Note 5 – Business Combination and Related Party Transactions

On April 30, 2007, the Company purchased, though a business combination, all of the issued and outstanding membership interests of Griffin Filters LLC, (“Griffin”) a company established since 1971 and engaged in the design, engineering & supplying of industrial air filtration equipment from its President. Aron Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, was the owner of 100% of the issued and outstanding membership interests of Griffin. The Company purchased 100% ownership in Griffin for a purchase price of $2,750,000.00. The Company completed the Griffin purchase by (i) paying cash of $700,000; (ii) issuing 20,000,000 shares of common stock valued at $750,000; and (iii) issuing a four year convertible debenture in the amount of $1,300,000 (see Note 7). Griffin had sales and net income of $3,297,409 and $145,981 respectively for fiscal year ended September 30, 2006. Griffin is now a wholly-owned subsidiary of the Company.

The Company recorded the combination of Griffin Filters, LLC as a “As is Pooling” because of the related party interest as follows:

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable	$530,506
Inventory	49,668
Property & Equipment, Net	67,018
Other Assets	4,225
Accounts Payable	(600,348)
Additional Paid-in-Capital	2,698,931
Total	$2,750,000

These consolidated financial statements have been retrospectively adjusted for all periods presented.

In addition, the Company had the following related party transactions:

•	The Company sold to Ducon Technologies India product totaling $450,000. Ducon is an enterprise owned by the majority stockholder of the Company.

•	The Company leases space from Ducon Technologies, a related party, on a month to month basis.

Note 6 – Note Payable Shareholder

A Note Payable to a shareholder totaling $390,520 is due October 1, 2011 and accrues interest at 5% per annum.

Note 7 – Convertible Debenture

On September 8th, 2009, Cemtrex, Inc. entered into a letter agreement with Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007.  The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the Outstanding Amount was convertible into 30,000,000 shares of the Company’s common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of common stock of the Company, par value $0.001 and 1,000,000 shares of Series A Preferred Stock of the Company, par value $0.001 per share. Mr. Govil agreed to forfeit 27,500,000 shares of common stock issuable as per the original terms of the Note.

Note 8– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of September 30, 2009 and September 30, 2008, there were 1,000,000 and 0 shares issued and outstanding, respectively.

Each issued and outstanding Series A Preferred Share shall be entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Preferred Shares issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. Holders of Series A Preferred Shares shall vote together with the holders of Common Shares as a single class.

On September 8th , 2009, the Company issued 1,000,000 Series A Preferred Shares to Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of September 30, 2009 and 2008, there were 39,722,862 and 34,327,862 shares issued and outstanding, respectively.

On September 8th , 2009, the Company issued 2,500,000 common shares to Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).  In addition, the Company issued 2,895,000 common shares for cash totaling $8,525.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments & Contingencies

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

Note 11 - Subsequent Events

The Company has evaluated all subsequent events through January 11, 2010, the date this Annual Report on Form 10-K was filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.