Form 10-K/A
period 2009-09-30
CEMTREX INC
filed 2010-01-22
CIK 1435064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Cemtrex, Inc. for the fiscal year ended September 30, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on January 13, 2010 (the “Original Filing”). We are filing this Amendment to amend Item 15 (a) Financial Statements to correct the inadvertent failure to include the audit opinion letter from the Independent Registered Public Accounting Firm within the Original Filing.  This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the amended information in this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm – September 2008

Audited Consolidated Balance Sheets as of September 30, 2008 and September 30, 2009	F-1

Audited Consolidated Statements of Operations for the Year Ended September, 2008 and 2007	F-2

Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2009, and 2007	F-3

Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2009 and 2008	F-4

Notes to Audited Consolidated Financial Statements	F-5

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,
	2009	2008
Assets
Current Assets
Cash & Equivalents	$356,552	$60,610
Accounts Receivable	948,815	1,528,231
Inventory	334,102	456,567
Prepaid Expenses & Other Assets	14,650	8,100
Total Current Assets	1,654,119	2,053,508

Property & Equipment, Net	85,138	180,519
Other	4,225	4,225

Total Assets	$1,743,482	$2,238,252

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$876,799	$940,071
Accrued Expenses	387,877	906,259
Notes Payable-Shareholder	-	467,171
Total Current Liabilities	1,264,676	2,313,501

Non-Current Liabilities
Notes Payable-Shareholder	390,520	-
Convertible Debenture	-	1,300,000
Total Non-Current Liabilities	390,520	1,300,000

Total Liabilities	$1,655,196	$3,613,501

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$-
Common Stock, $0.001 par value, 60,000,000 shares authorized, authorized; 39,722,862 and 34,327,862 shares issued and outstanding, respectively	39,723	34,328
Additional Paid-in Capital	42,606	(1,259,524)
Retained Earnings (Accumulated Deficit)	4,957	(150,053)
Total Stockholders' Equity (Deficit)	88,286	(1,375,249)

Total Liabilities & Stockholders' Equity (Deficit)	$1,743,482	$2,238,252

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

CEMTREX, INC.
(Registrant)

Dated: January 22, 2010	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: January 22, 2009	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

Dated: January 22, 2009	By	/s/ Ravi Narayan
Ravi Narayan, Vice President of MIP Division and Director

Dated: January 22, 2009	By	/s/ Metodi Filipov
Metodi Filipov, Secretary and Director