Form 10-K/A
period 2009-09-30
CEMTREX INC
filed 2010-01-22
CIK 1435064

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

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm – September 2008	F-1

Audited Consolidated Balance Sheets as of September 30, 2008 and September 30, 2009	F-2

Audited Consolidated Statements of Operations for the Year Ended September, 2008 and 2007	F-3

Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2009, and 2007	F-4

Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2009 and 2008	F-5

Notes to Audited Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF CEMTREX, INC.

We have audited the accompanying consolidated balance sheet of Cemtrex, Inc. and Subsidiary as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cemtrex, Inc. and Subsidiary at September 30, 2009 and 2008, and the results of its’ consolidated operations and its’ consolidated stockholders equity and consolidated cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/

Gruber & Company, LLC

Saint Louis, Missouri

January 11, 2010

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