Form 10-Q
period 2009-12-31
CEMTREX INC
filed 2010-02-16
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2009
OR
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

☐               Yes                              ☒                   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2010, the issuer the registrant had 39,722,862 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

INDEX

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	(UNAUDITED)
	December 31,	September 30,
	2009	2009
Assets
Current Assets
Cash & Equivalents	$6,675	$356,552
Accounts Receivable	1,237,609	948,815
Inventory	355,747	334,102
Prepaid Expenses & Other Assets	12,250	14,650
Total Current Assets	1,612,281	1,654,119

Property & Equipment, Net	79,175	85,138
Other	4,225	4,225

Total Assets	$1,695,681	$1,743,482

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$906,004	$876,799
Accrued Expenses	381,579	387,877
Total Current Liabilities	1,287,583	1,264,676

Non-Current Liabilities
Notes Payable-Related Party	352,728	390,520
Total Non-Current Liabilities	352,728	390,520

Total Liabilities	$1,640,311	$1,655,196

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized,1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,722,862 shares issued and outstanding	39,723	39,723
Additional Paid-in Capital	42,606	42,606
Retained Earnings (Accumulated Deficit)	(27,959)	4,957
Total Stockholders' Equity (Deficit)	55,370	88,286

Total Liabilities & Stockholders' Equity (Deficit)	$1,695,681	$1,743,482

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended
	December 31,
	2009	2008

Revenues	$891,454	$2,220,961

Cost of Goods Sold	419,499	1,315,518

Gross Profit	471,955	905,443

Operating Expenses
Research and Development	5,535	-
General and Administrative	498,426	765,693
Total Operating Expenses	503,961	765,693

Operating Income (Loss)	(32,006)	139,750

Other Income (Expense)
Interest Expense	(4,355)	(29,745)
Total Other Income (Expense)	(4,355)	(29,745)

Net Income (Loss) Before Income Taxes	(36,361)	110,005

Provision for Income Taxes	3,445	-

Net Income (Loss)	$(32,916)	$110,005

Income (Loss) Per Share-Basic	$(0.00)	$0.00
Income (Loss) Per Share-Diluted	$(0.00)	$0.00

Weighted Average Number of Shares-Basic	36,397,337	34,327,862
Weighted Average Number of Shares-Diluted	36,397,337	34,327,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Three Months Ended
	December 31,
	2009	2008
Cash Flows from Operating Activities
Net Income (Loss)	$(32,916)	$110,005

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	5,963	8,604

Changes in operating assets and liabilities:
Accounts Receivable	(288,794)	792,264
Inventory	(21,645)	(20,976)
Prepaid Expenses & Other Assets	2,400	(227,275)
Accounts Payable	29,205	69,992
Accrued Expenses	(6,298)	(67,684)

Net Cash Used in Operating Activities	(312,085)	664,930

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(1,098)

Net Cash Used in Investing Activities	-	(1,098)

Cash Flows from Financing Activities
Net Notes from Related Party	(37,792)	(467,171)

Net Cash Provided by Financing Activities	(37,792)	(467,171)

Net Increase (Decrease) in Cash	(349,877)	196,661

Cash Beginning of Period	356,552	60,610

Cash End of Period	$6,675	$257,271

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

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

Impairment of long-lived assets

In July 2009, the Company adopted FASB ASC Topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" (previously "SFAS 144"). This topic addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with this topic. This topic requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of December, 31, 2009 and September 30, 2009, the Company has reserved $200,000 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $12,684 and $0 in advertising costs for the three months ended December 31, 2009 and 2008, respectively.

Income Taxes

In July 2009, the Company adopted FASB ASC 749 "Accounting for Income Taxes" (previously SFAS 109). Under this topic the Company accounts for income taxes using the liability method where deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities.

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

Research and development costs

Expenditures for research & development are expenses as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $5,535 and $0 in research and development costs for the three months ended December 31, 2009 and 2008, respectively.

Stock-based compensation

In July 2009, the Company adopted FASB ASC Topic 718, "Share-Based Payment" (previously "SFAS 123(R)"). This topic requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under this topic, we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC Topic 718, "Share-Based Payment" (previously "SFAS 123(R)").  Under this topic Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

Fair value of financial instruments

In July 2009, the Company adopted FASB ASC Topic 825, "Disclosures about Fair Value of Financial Instruments"(previously SFAS No. 107). This topic requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Note 4 - Property and Equipment

At December 31, 2009 and September 30, 2009, property and equipment are comprised of the following:

	(UNAUDITED)
	December 31,	September 30,
	2009	2009
Furniture and Office Equipment	$97,611	$97,611
Computer Software	13,609	13,609
Machinery and Equipment	68,942	68,942

Less: Accumulated Depreciation	(100,987)	(95,024)

Net Property & Equipment	$79,175	$85,138

Depreciation for the three months ended December 31, 2009 and 2008 was $5,963 and $8,604, respectively.

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

Note 6 – Note Payable Related Party

Note Payables to a shareholder and related entity totaling $352,728 is due October 1, 2011 and accrues interest at 5% per annum.

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

Note 8– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of December 31, 2009 and September 30, 2009, there were 1,000,000 shares issued and outstanding.

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

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of December 31, 2009 and September 30, 2009, there were 39,722,862 shares issued and outstanding.

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

Note 11 - Subsequent Events

The Company has evaluated all subsequent events through February 12, 2010, the date this Quarterly Report on Form 10-Q was filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

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

For the three month period ended December 31, 2009, we generated revenues of $891,454 which is a decrease of $1,329,507 from the three month period ended December 31, 2008.  For the three month period ended December 31, 2009, we generated a net loss of ($32,916).  For the three month period ended December 31, 2008, we had a net income of $110,005.   The following table summarizes these results:

	For the Three Months Ended December 31
	2009	2008

Revenues	$891,454	$2,220,961

Operating Expenses	$503,961	$765,963

Net Income (Loss)	$(32,916)	$110,005

Income (Loss) Per Share-Basic and Diluted	0.00	0.00

Weighted Average Number of Shares	36,397,337	34,327,862

	As at	As at
	December 31	September 30
	2009	2009

Current Assets	$1,612,281	$1,654,119

Total Assets	$1,695,681	$1,743,482

Total Liabilities	$1,640,311	$1,655,196

Total Stockholders’ Equity	$55,370	$88,286

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

RESULTS OF OPERATIONS

Net Sales: Net sales for three months ended December 31, 2009 decreased by $1,329,507 or 60%, to $891,454 from $2,220961 for the three months ended December 31,2008.Sales growth decreased during the three month period ended December 31, 2009 primarily due to decreased sales in the MIP division.

Gross Profit: Net loss for the three months ended December 31, 2009 was $32,916 which made up 4% of net sales   as compared to $110,005 for the three months ended December 31, 2008, which was 5% of net sales. .   The lower gross margin in the three months ended December 31, 2009 was a direct result of low profit margin jobs booked and shipped due to the difficult economic climate as compared to the previous quarter and also due to the direct results of the lower margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended December 31, 2009 decreased $261,732, or 35%, to $503,961 from $765,693 for the three months ended December 31, 2008. Operating expenses as a percentage of sales increased in the three month period ended December 31,2009 to 57% from 35% in the three month period ended December 31, 2008. The increase in operating expenses  in the current quarter were primarily due to increased sales and marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Net Income/Loss: The Company had net loss of $32,916 which was 4% of net sales, for the three month period ended December 31 2009 as compared to a net income of $110,005 which was 5% of net sales, for the three month ended December 31,008. The loss in the current quarter as compared to the previous quarter a year ago was a result of higher  sales and marketing  expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines and lower gross profit made on shipments made during the current quarter. The lower net income percentage in this period as compared to the previous one was a result of lower gross margin sales and  higher operating expenses due to higher  sales and marketing  expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Provision for Income Taxes: There is no provision for income for this period due net loss of $32,916.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $324,698 at December 31 2009, compared to $389,443 at September 30, 2009. This included cash and cash equivalents of $6,675 at December 31, 2009 and $356,552 at September 30, 2009, respectively. The reason for the decrease in working capital was due to non profitability of operations during this period.

Trade receivables increased  $288,794 or 31% at December 31, 2009 to $1,237,609 at December 31,2009 from $948,815 at September 30, 2009. The increase in accounts receivable is attributable to terms and timing of order shipments from customers.

Inventories increased  $21,645 or 7% to $355,747 at December 31, 2009 from $334,102 at September 30, 2009.  The increase inventory was due to timing of order shipment from customers and receipt of fresh inventories.

Continuing operations provided $312,085 of cash for the three months ended December 31, 2009, compared to usage of $664,930.  The decrease in cash flows was primarily related to payments of account payable and collection of account receivables timing.   Investing activities for continuing operations generated $0 of cash during the three months ended December 31, 2009, compared to use of $1,098 cash during the three months ended December 31, 2008.    The financing activities during the three months ended December 31, 2009 used up $37,792 in cash from repayment of loans to shareholder and provided $467,171 in cash for the three month period ended December 31, 2008 from loan proceeds.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2010 fiscal year. Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

Item 4(T). Controls and Procedures

(a)  Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our President (Chief Executive Officer), Arun Govil and our Vice President of Finance, Renato Dela Rama. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of December 31, 2009, our disclosure controls and procedures were and concluded that it is effective as of such date. Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

o    We have incurred losses for the three months ended December 31, 2009 and for the fiscal year ending September 30, 2007, and we may incur losses for the foreseeable future.

We had a net loss of $32,916 for the three months ended December 31, 2009. We had net loss of $123,565 for the fiscal year ended September 30, 2007. These losses have resulted principally from higher marketing expenses of new product lines and expenses incurred in the extensive demonstration testing of its new SM4 compliance mercury monitors at various utility sites and the low gross margin product line of Griffin Filters. We may continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business; however, for the year ended September 30, 2009 and the three month period ended December 31, 2009 we generated a net profit of $155,010 and a net loss of ($32,916), respectively. Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To achieve sustained profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain when, if ever, we will return to profitability. We might not be able to sustain or increase profitability on a quarterly or annual basis.

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

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations will be sufficient to fund our operating expenses and capital requirements through December 31, 2010, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

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

Approximately 65% of our outstanding voting equity is beneficially held by Arun Govil the Company’s Chairman, Chief executive officer, President and Treasurer as a result of Mr. Govil’s common stock and Series A preferred stock ownership.  Consequently, Mr. Govil will be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

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

CEMTREX, INC.
(Registrant)

Dated: February 16, 2010	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 16, 2010	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)