Form 10-Q
period 2010-03-31
CEMTREX INC
filed 2010-05-20
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2010
OR
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
-	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2010, the issuer the registrant had 39,722,862 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

INDEX

Part I. Financial Information

Item 1.  Financial Statements

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	(UNAUDITED)
	March 31,	September 30,
	2010	2009
Assets
Current Assets
Cash & Equivalents	$25,083	$356,552
Accounts Receivable	1,285,736	948,815
Inventory	282,498	334,102
Prepaid Expenses & Other Assets	9,194	14,650
Total Current Assets	1,602,511	1,654,119

Property & Equipment, Net	73,354	85,138
Other	4,225	4,225

Total Assets	$1,680,090	$1,743,482

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$830,592	$876,799
Accrued Expenses	352,264	387,877
Bank Line of Credit	250,000	-
Convertible Note, net of discount	23,283	-
Derivative Liability	32,655	-
Total Current Liabilities	1,488,794	1,264,676

Non-Current Liabilities
Notes Payable-Related Party	269,226	390,520
Total Non-Current Liabilities	269,226	390,520

Total Liabilities	$1,758,020	$1,655,196

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized,
1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized,
39,722,862 shares issued and outstanding	39,823	39,723
Additional Paid-in Capital	66,506	42,606
Retained Earnings (Accumulated Deficit)	(185,259)	4,957
Total Stockholders' Equity (Deficit)	(77,930)	88,286

Total Liabilities & Stockholders' Equity (Deficit)	$1,680,090	$1,743,482

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$1,015,177	$1,753,662	$1,906,631	$3,974,623

Cost of Goods Sold	474,228	931,018	893,727	2,246,536

Gross Profit	540,949	822,644	1,012,904	1,728,087

Operating Expenses
Research and Development	(5,535)	-	-	-
General and Administrative	689,519	620,558	1,187,945	1,386,250
Total Operating Expenses	683,984	620,558	1,187,945	1,386,250

Operating Income (Loss)	(143,035)	202,086	(175,041)	341,837

Other Income (Expense)
Other Income	-	-	-	-
Interest Expense	(10,820)	(26,000)	(15,175)	(55,746)
Total Other Income (Expense)	(10,820)	(26,000)	(15,175)	(55,746)

Net Income (Loss) Before Income Taxes	(153,855)	176,086	(190,216)	286,091

Provision for Income Taxes	(3,445)	(54,415)	-	(54,415)

Net Income (Loss)	$(157,300)	$121,671	$(190,216)	$231,676

Income (Loss) Per Share-Basic	$(0.00)	$0.00	$(0.00)	$0.01
Income (Loss) Per Share-Diluted	$(0.00)	$0.00	$(0.00)	$0.01

Weighted Average Number of Shares-Basic	39,822,862	34,327,862	39,872,862	34,327,862
Weighted Average Number of Shares-Diluted	39,822,862	34,328,862	39,872,862	34,328,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$(190,216)	$231,676

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	11,784	14,247
Amortization of Debt Discount	5,938	-
Stock Issued for Services	24,000	-
Reserve for Doubtful Accounts	150,000	-

Changes in operating assets and liabilities:
Accounts Receivable	(486,921)	271,914
Inventory	51,604	18,773
Prepaid Expenses & Other Assets	5,456	(1,030)
Other Assets	-	(230,259)
Accounts Payable	(46,207)	(100,472)
Accrued Expenses	(35,613)	(186,894)
Income Taxes Payable	-	54,415

Net Cash Used in Operating Activities	(510,175)	72,370

Cash Flows from Investing Activities
Cash Received on Sale of Equipment	-	68,048

Net Cash Used in Investing Activities	-	68,048

Cash Flows from Financing Activities
Net Notes from Related Party	(121,294)	(146,030)
Proceeds from Line of Credit	250,000	-
Proceeds from Convertible Notes	50,000	-

Net Cash Provided by Financing Activities	178,706	(146,030)

Net Increase (Decrease) in Cash	(331,469)	(5,612)

Cash Beginning of Period	356,552	60,610

Cash End of Period	$25,083	$54,998

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$1,354	$-
Cash Paid during the period for income taxes	-	-

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

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of March 31, 2010, the Company has an accumulated deficit of $185,259 and has losses year to date totaling $190,216. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2009 included in the Company’s Form 10-K filed on January 22, 2010.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and nine  months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of March 31, 2010 and September 30, 2009, the Company has reserved $350,000 and $200,000 for doubtful accounts, respectively.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $9,404 and $0 in advertising costs for the six months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, The Company has a net operating loss carryforward of $185,259 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and development costs

Expenditures for research & development are expenses as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $5,535 and $0 in research and development costs for the six months ended March 31, 2010 and 2009, respectively.

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

Fair value of financial instruments

In July 2009, the Company adopted FASB ASC Topic 825, "Disclosures about Fair Value of Financial Instruments" (previously SFAS No. 107). This topic requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Note 5- Property and Equipment

At March 31, 2010 and September 30, 2009, property and equipment are comprised of the following:

	(UNAUDITED)
	March 31,	September 30,
	2010	2009
Furniture and Office Equipment	$97,611	$97,611
Computer Software	13,609	13,609
Machinery and Equipment	68,942	68,942

Less: Accumulated Depreciation	(106,808)	(95,024)

Net Property & Equipment	$73,354	$85,138

Depreciation for the six months ended March 31, 2010 and 2009 was $11,784 and $14,247, respectively.

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

Note 7 – Note Payable Related Party

Note Payables to a shareholder and related entity totaling $269,226 is due October 1, 2011 and accrues interest at 5% per annum.

Note 8 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate.  Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011.

Note 9 – Convertible Note, net of Discount and Derivative Liability

On Feb 12, 2010, Cemtrex issued a $50,000 convertible debenture to an unrelated third party, Asher Enterprises Inc., that bears interest at 8% per year and matures on December 12, 2010 at which time it is convertible into Cemtrex common shares at a conversion price equaling 65% of the average trading price during the past ten days from the maturity date.

Per EITF 00-19, paragraph 4, this convertible note does not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $32,655 on February 12, 2010, with an offset to debt discount in the same amount.

Note 10– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of March 31, 2010 and September 30, 2009, there were 1,000,000 shares issued and outstanding.

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

On September 8th, 2009, the Company issued 1,000,000 Series A Preferred Shares to Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of March 31, 2010 and September 30, 2009, there were 39,822,862 and 39,722,862 shares issued and outstanding, respectively.

During the six months March 31, 2010, the Company issued 100,000 common shares for marketing services totaling $24,000.

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

Legal Proceedings

A Demand for Arbitration was filed on December 19, 2009 by Sindicatum Carbon Technology Limited, a U.K. company before the JAMS arbitration and mediation society in New York City.  In the SCT claim, SCT alleges breaches of contract by the Company.  The Company has filed counter claims against SCT for breaches of contract. Currently SCT’s counsel is drafting a motion to dismiss the Company’s counterclaims, and the Company anticipates that such motion shall be served on or about May 24, 1010.  The Company has approximately $488,000 in a receivable due from SCT relating to this contract and has provided a reserve for doubtful accounts of $250,000 to cover, what management believes to be the expected loss.

Note 12 - Subsequent Events

The Company has evaluated all subsequent events through May 19, 2010, the date this Quarterly Report on Form 10-Q was filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

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

OVERVIEW

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs, engineers, assembles and sells emission monitoring equipment and instruments through its MIP division to measure opacity, mercury, sulfur oxides, hydrocarbons, nitrogen oxides, ammonia, carbon dioxide and oxygen in flue gases discharging the stacks in industries such as:  chemicals,  pulp and paper, steel, power, cement, coal  and  petrochemical.   Cemtrex provides consulting services on projects that create carbon credits, and also markets technologies for controlling greenhouse gases such as Methane from coal mines. The Company sells energy efficiency product called Green DCV, which creates energy efficiency in an existing HVAC system in commercial and industrial facilities by monitoring carbon dioxide levels.  The Company through its Griffin Filters subsidiary, supplies air filtration and environmental control systems for industrial applications.

On April 27, 1998, the Company was incorporated in the state of Delaware under the name “Diversified American Holdings, Inc.”  The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004.

On April 30, 2007, the Company purchased all of the issued and outstanding membership interests of Griffin Filters LLC, (“Griffin”) a company established since 1971 and engaged in the design, engineering & supplying of industrial air filtration equipment from Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, who was the 100% owner of the issued and outstanding membership interests of Griffin.  The purchase price of $ 2,750,000.00 was paid by (i) paying cash of $700,000.00, (ii) issuing 20,000,000 shares of common stock valued at $750,000.00 and (iii) issuing a four year convertible debenture in the amount of $1,300,000.00, paying interest of 8.0% per year and convertible into 30,000,000 shares of common stock. Griffin had sales and net income of $3,297,409 and $145, 981 respectively for fiscal year ended As of September 30, 2006. Griffin is now a wholly-owned subsidiary of the Company.

On September 8, 2009, the Company entered into a letter agreement with Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007 (the " Note ").  The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the outstanding amount was convertible into 30,000,000 shares of our common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. In consideration of the issuance of the Common Stock and Preferred Stock described above pursuant to the letter agreement, Mr. Govil agreed to forfeit 27,500,000 shares of our common stock issuable as per the original terms of the Note.

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

The Company has recently developed an energy efficiency product line named Green DCV, which provides  energy efficiency in HVAC systems for commercial buildings and industrial installations. Cemtrex’s Green-DCV system uses carbon dioxide (CO2) sensors to monitor CO2 levels inside a building, and then regulate the HVAC air-handling system to save energy and improve air quality. Cemtrex’s Green-DCV can provide significant energy savings in buildings where occupancy fluctuates during a 24-hour period, such as: office buildings, government facilities, shopping malls, movie theaters, restaurants & schools.

The Company through its subsidiary Griffin Filters provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. Griffin’s equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides,  and  organics from  industrial exhaust stacks prior to discharging to the atmosphere; (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

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

According to certain scientists, the Earth's surface has risen in temperature by about 1 degree Fahrenheit in the past century. There is increasing evidence that certain human activities are contributing to this change in temperature through activities that increase the levels of greenhouse gases, primarily carbon dioxide, methane, and nitrous oxide, in the atmosphere. Greenhouse gases trap heat that would normally escape back into the atmosphere, thus increasing the earth's natural greenhouse effect and increasing temperature over time.

The earth's climate is predicted by certain scientists to change because human activities are altering the chemical composition of the atmosphere through the buildup of greenhouse gases—primarily carbon dioxide (CO2), methane (CH4), and nitrous oxide (NOx). The heat-trapping property of these gases is undisputed. Although uncertainty exists about exactly how earth's climate responds to these gases, global temperatures are rising.

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

An essential feature of smoothly operating markets is a method for measuring the commodity being traded. The CEM data supplies the gold standard to back up the paper currency of emissions allowances. The CEM requirement, management believes, instills confidence in the market-based approach by verifying the existence and value of the traded allowance.

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

The Company ‘s carbon Credits division provides consulting services for carbon credit projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in developing such projects globally. Carbon Credits are emission offsets that are generated from greenhouse gases abatement, renewable energy such as solar & wind, and energy efficiency projects which displace carbon emissions from traditional fossil fuel sources like coal, oil or gas with the subsequent reduction in greenhouse gas emissions. Companies, agencies and governments buy, sell, bank and trade Carbon Credits called Certified Emission Reductions or CERs.  The Company provides complete services such as registering the project to be eligible to generate carbon credits and  arrange for the required funding.  The Company also markets MCDR technology for generating carbon credits from control of Methane from coal mines.

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

The Company through its subsidiary, Griffin Filters, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. Griffin’s equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides,  and  organics from  industrial exhaust stacks prior to discharging to the atmosphere; (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

PRODUCT DEVELOPMENT

The Company is currently in the process of developing technology for economically controlling carbon dioxide emissions from power plant flue gases that already have installed wet limestone scrubbers utilizing a proprietary chemical. The Company is carrying out an in-house pilot test program to develop this technology for carbon dioxide reduction.

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers.  The Company buys parts and components to assemble its equipment and products. The Company does not manufacture or fabricate its own products or systems.  The Company relies on sub-suppliers and third party vendors to procure from or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work.

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

TECHNOLOGY

The Company has developed a broad range of emission monitoring technological base.  The Company’s equipment and instruments are used to measure: (i) particulate, carbon dioxide, nitrogen oxides, mercury and sulfur dioxide from coal-fired power plants, (ii) particulate from cement plants, (iii) hydrocarbons, particulate and sulfur dioxide from refineries, (iv) hydrogen sulfide, carbon monoxide, ammonia, hydrocarbons and other regulated pollutants from chemical plants, steel plants, incinerators and other industrial exhausts. Our emission monitors are capable of meeting all current federal and local emission monitoring standards.  Company also markets technologies for control of Methane from coal mines and creating energy efficiency in HVAC systems through monitoring of carbon dioxide for commercial buildings and industrial installations.  The Company has not filed any patents with respect to its technology.

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

For the three month period ended March 31, 2010, we generated revenues of $1,015,177 which is a decrease of  $738,485.00 from the three month period ended March 31, 2009.  For the three month period ended March 31, 2010, we generated a net loss of $157,300.  For the three month period ended March 31, 2009, we had a net income of $121,671.   The following table summarizes these results:

	For the Three Months Ended
	March 31
	2010		2009

Revenues		$1,015,177	$1,753,662

Operating Expenses		$683,984	$620,558

Net Income (Loss)	$	(157,300)	$121,671

Income (Loss) Per Share-Basic and Diluted		0.00	0.00

Weighted Average Number of Shares		39,822,862	34,328,862

	As at	As at
	March 31	September 30
	2010	2009

Current Assets	$1,602,511	$1,654,119

Total Assets	$1,680,090	$1,743,482

Total Liabilities	$1,758,020	$1,655,196

Total Stockholders’ Equity	$(77,930)	$88,286

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

RESULTS OF OPERATIONS

Net Sales: Net sales for three months ended March 31, 2010 decreased by $738,485 or 43%, to $1,015,177 from $1,753,662 for the three months ended March 31,2009. Sales growth decreased during the three month period ended March 31, 2010 primarily due to decreased sales in the MIP division.

Gross Profit : Net loss for the three months ended March 31, 2010 was $157,300 which made up16% of net sales   as compared to $121,671 for the three months ended March 31, 2009, which was 7% of net sales.  The lower gross margin in the three months ended March 31, 2010 was a direct result of low profit margin jobs booked and shipped due to the difficult economic climate as compared to the previous quarter and also due to the direct results of the lower margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended March 31, 2010 increased $63,426, or 11%, to $659,984 from $620,558 for the three months ended March 31, 2009.  Operating expenses as a percentage of sales increased in the three month period ended March 31, 2010 to 68% from 36% in the three month period ended March 31, 2009.  The increase in operating expenses in the current quarter were primarily due to  marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Net Income/Loss: The Company had net loss of $157,300 which was 16% of net sales, for the three month period ended March 31 2010 as compared to a net income of $121,671 which was 7% of net sales, for the three month ended March 31, 2009.  The loss in the current quarter as compared to the previous quarter a year ago was a result of high marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines and lower gross profit made on shipments made during the current quarter. The net loss percentage in this period as compared to the previous one was a result of lower gross margin sales and  higher operating expenses due to higher marketing  expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Provision for Income Taxes: There is no provision for income for this period due net loss of $157,300.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $113,717 at March 31, 2010 compared to $389,443 at September 30, 2009.  This include cash and cash equivalent of $25,083 at March 31, 2010 and $356,552 at September 30,2009, respectively. The reason for the decrease in working capital was due to non profitability of operations during this period.

Trade receivables increased $336,921 or 36% at March 31, 2010 to $1,285,736 at March 31, 2009 from $948,815 at September 30, 2009. The increase in accounts receivable is attributable to terms and timing of order shipments from customers.

Inventories decreased $51,604 or 16% to $282,498 at March 31, 2010 from $334,102 at September 30, 2009.  The decrease inventory was due to timing of order shipment from customers and receipt of fresh inventories.

Continuing operations provided $510,175 of cash for the three months ended March 31, 2010, compared to usage of $72,370.  The increase in cash flows was primarily related to payments of account payable and collection of account receivables timing.   Investing activities for continuing operations generated $0 of cash during the three months ended March 31, 2010, compared to use of $68,048 cash during the three months ended March 31, 2009.  The financing activities during the three months ended March 31, 2010 used up $178,706 in cash from repayment of loans to shareholder and provided $146,030 in cash for the three month period ended March 31, 2009 from loan proceeds.

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

President Obama has promised to invest $150 billion over 10 years in renewable energy and environmental control technologies as part of a wider plan to increase US energy security amid fear of oil shortages, while also reducing the country’s carbon emissions in a bid to tackle global warming - and create jobs during an economic downturn. A report from a leading US-based research firm predicts that while the global carbon market will contract 29% this year to just $84 billion, it will recover quickly over the next four years, growing at an average of 68% a year to be worth $669 billion by 2013. According to official budget figures released by the Obama administration earlier this year, it expects to raise $646 billion between 2012 and 2019 for the US treasury through the auctioning of carbon allowances.

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors” as well as:

•	the shortage of reliable market data regarding the emission monitoring & air filtration market,

•	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,

•	anticipated working capital or other cash requirements, changes in federal and state regulations and laws;

•	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

•	product obsolescence due to the development of new technologies, and

•	various competitive factors that may prevent us from competing successfully in the marketplace.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10Q will in fact occur.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. This evaluation was carried out under the supervision and with the participation of our President (Chief Executive Officer), Arun Govil and our Vice President of Finance, Renato Dela Rama. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of March 31, 2010, our disclosure controls and procedures were and concluded that it is effective as of such date. Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

o      We have incurred losses for the three months ended March 31, 2010 and for the fiscal year ending September 30, 2007, and we may incur losses for the foreseeable future.

We had a net loss of $157,300 for the three months ended March 31, 2010 and a net loss of $32,916 for the three months ended December 31, 2009. These losses have resulted principally from higher marketing expenses of new product lines and expenses incurred in the extensive demonstration testing of its new SM4 compliance mercury monitors at various utility sites and the low gross margin product line of Griffin Filters. We may continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business; however, for the year ended September 30, 2009, we generated a net profit of $155,010. Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To achieve sustained profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain when, if ever, we will return to profitability. We might not be able to return to, sustain or increase profitability on a quarterly or annual basis.

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

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

•
the existence and enforcement of government environmental regulations. If these regulations are not maintained or enforced (or they are modified) then the market for Company’s products could deteriorate;

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

o      [General economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.

The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.][need to revise based upon current financials]

Risks related to investment in the common stock of the Company

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

If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Our common stock trades on the over-the-counter electronic bulletin board and, therefore, is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock". The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. The securities will become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of shareholders to sell the Common Stock offered hereby in the secondary market.

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

o Our stock price may be volatile.

The market price of our common stock, like that of many other technology companies, has been volatile and may continue to be so in the future due to a wide variety of factors, including:

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

Approximately 65% of our outstanding voting equity (common stock and preferred stock) is beneficially held by Arun Govil, the Company’s Chairman, Chief executive officer, President and Treasurer, as a result of Mr. Govil’s common stock and Series A preferred stock ownership. Consequently, Mr. Govil will be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Item 3. Defaults upon Senior Securities:

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

CEMTREX, INC.
(Registrant)

Dated: May 20, 2010	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 20, 2010	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)