Form 10-Q
period 2010-06-30
CEMTREX INC
filed 2010-08-23
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2010
OR
☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53238
CEMTREX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2010, the issuer the registrant had 39,722,862 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information
Item 1.  Financial Statements

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	(UNAUDITED)
	June 30,	September 30,
	2010	2009
Assets
Current Assets
Cash & Equivalents	$-	$356,552
Accounts Receivable	759,000	948,815
Inventory	297,151	334,102
Prepaid Expenses & Other Assets	-	14,650
Total Current Assets	1,056,151	1,654,119

Property & Equipment, Net	68,008	85,138
Other	135,765	4,225

Total Assets	$1,259,924	$1,743,482

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Cash Overdraft	$53,259	$-
Accounts Payable	505,931	876,799
Accrued Expenses	186,223	387,877
Provision for Income Taxes	3,445	-
Bank Line of Credit	250,000	-
Convertible Note, net of discount	23,283	-
Derivative Liability	32,655	-
Total Current Liabilities	1,054,796	1,264,676

Non-Current Liabilities
Notes Payable-Related Party	397,828	390,520
Total Non-Current Liabilities	397,828	390,520

Total Liabilities	$1,452,624	$1,655,196

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized,39,822,862 and 39,722,863 shares issued and outstanding, respectively	39,823	39,723
Additional Paid-in Capital	66,506	42,606
Retained Earnings (Accumulated Deficit)	(300,029)	4,957
Total Stockholders' Equity (Deficit)	(192,700)	88,286
Total Liabilities & Stockholders' Equity (Deficit)	$1,259,924	$1,743,482
 The accompanying notes are an integral part of these consolidated financial statements.

CEMTREX, INC. AND SUBSIDIARY
Consolidated Statement of Operations (Unaudited)
(IN US$)

	For the Three Months		For the Nine Months
	Ended		Ended,
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$654,721	$1,700,131	$2,559,972	$5,674,754

Cost of Goods Sold	288,578	1,086,725	1,182,027	3,333,261

Gross Profit	366,143	613,406	1,377,945	2,341,493

Operating Expenses	478,374	697,739	1,671,969	2,083,989

Operating Income (Loss)	(112,231)	(84,333)	(294,024)	257,504

Other Income (Expense)
Other Income		-		-
Interest Expense	(2,539)	(26,001)	(12,063)	(81,747)
Total Other Income (Expense)	(2,539)	(26,001)	(12,063)	(81,747)

Net Income (Loss) Before Income Taxes	(114,770)	(110,334)	(306,087)	175,757

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$(114,770)	$(110,334)	$(306,087)	$175,757

Income (Loss) Per Share-Basic and Diluted	$-	$-	$(0.01)	$0.01

Weighted Average Number of Shares	39,822,862	34,327,862	39,799,462	34,327,862

The accompanying notes are an integral part of these consolidated financial statements.

CEMTREX, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months
	Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$(306,087)	$175,757

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	17,520	21,370
Amortization of Debt Discount	11,876	-
Stock Issued for Services	24,000	-
Reserve for Doubtful Accounts	150,000	-

Changes in operating assets and liabilities:
Accounts Receivable	39,815	527,580
Inventory	36,951	89,836
Prepaid Expenses & Other Assets	14,650	(224,000)
Other Assets	(131,540)	-
Accounts Payable	(395,485)	70,196
Accrued Expenses	(198,209)	(222,290)
Derivative Liability	32,655	-
Net Cash Provided (Used) in Operating Activities	(703,854)	438,449

Cash Flows from Investing Activities
Purchase of Property and Equipment	13,452	-
Cash Received on Sale of Equipment	-	68,048
Net Cash Provided (Used) in Investing Activities	13,452	68,048

Cash Flows from Financing Activities
Increase in Cash Overdraft	53,259	-
Line of Credit	250,000
Convertible Note & Other Loans	23,283
Net Loans from Shareholders	7,308	(443,484)

Net Cash Provided by Financing Activities	333,850	(443,484)

Net Increase (Decrease) in Cash	(356,552)	63,013

Cash Beginning of Period	356,552	60,610

Cash End of Period	$-	$123,623

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

CEMTREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

  Note 2 - Going Concern and Management's Plans

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of June 30, 2010, the Company has an accumulated deficit of $300,029 and has losses year to date totaling $306,087. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

  Note 3 - Summary of Significant Accounting Policies

  Interim financial statements

  The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2009 included in the Company’s Form 10-K filed on January 22, 2010.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

  Allowance for doubtful accounts

  We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of June 30, 2010 and September 30, 2009, the Company has reserved $350,000 and $200,000 for doubtful accounts, respectively.

  The Company expenses advertising costs as incurred. There were no advertising costs for the periods ended June 30, 2010 and 2009, respectively.

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

  As of June 30, 2010, The Company has a net operating loss carryforward of $300,029 expiring in the year 2024.  The Company has reserved against any tax benefit in full as it is unsure if it can ultimately benefit from the loss.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

  Research and development costs

  Expenditures for research & development are expenses as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $0 and $31,246 in research and development costs for the nine months ended June 30, 2010 and 2009, respectively.

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

  Note 5- Property and Equipment

  At June 30, 2010 and September 30, 2009, property and equipment are comprised of the following:

	(UNAUDITED)
	June 30,	September 30,
	2010	2009
Furniture and Office Equipment	$83,687	$97,611
Computer Software	14,080	13,609
Machinery and Equipment	68,943	68,942

Less: Accumulated Depreciation	(98,702)	(95,024)

Net Property & Equipment	$68,008	$85,138

  Depreciation for the nine months ended June 30, 2010 and 2009 was $17,520 and $14,247, respectively.

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

  Note 10– Stockholders’ Equity

  Series A Preferred Stock

  The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of June 30, 2010 and September 30, 2009, there were 1,000,000 shares issued and outstanding.

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

  Common Stock

  The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of June 30, 2010 and September 30, 2009, there were 39,822,862 and 39,722,862 shares issued and outstanding, respectively.

  During the nine months June 30, 2010, the Company issued 100,000 common shares for marketing services totaling $24,000.

  On September 8, 2009, the Company issued 2,500,000 common shares to Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).  In addition, the Company issued 2,895,000 common shares for cash totaling $8,525.

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

 Note 12 - Subsequent Events

  The Company has evaluated all subsequent events through August 18, 2010, the date this Quarterly Report on Form 10-Q was filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

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

EMPLOYEES

The Company employs nineteen (19) full time and one part time employee, consisting of three executive officers, three managers, seven (7) technical engineers, and six clerical and administrative support persons.  None of our employees are represented by a labor union. In addition, the Company utilizes commission sales personnel and contract design engineers, on an as needed basis. There are no employment agreements.

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

For the three month period ended June 30, 2010, we generated revenues of $654,721 which is a decrease of $1,045,410 from the three month period ended June 30, 2009.  For the three month period ended June 30, 2010, we generated a net loss of $114,770.  For the three month period ended June 30, 2009, we had a net loss of $ 110,334.   The following table summarizes these results:

	For the Three Months Ended
	June 30
	2010		2009

Revenues		$654,721		$1,700,131

Operating Expenses		$769,491		$1,810,465

Net Income (Loss)	$	(114,770)	$	(110,334)

Income (Loss) Per Share-Basic and Diluted		0.00		0.00

Weighted Average Number of Shares		39,822,862		34,328,862
	As at	As at
	June 30	September 30
	2010	2009
Current Assets	$1,056,151	$1,654,119

Total Assets	$1,259,924	$1,743,482

Total Liabilities	$1,452,624	$1,655,196

Total Stockholders’ Equity	$(300,029)	$88,286

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

RESULTS OF OPERATIONS

Net Sales: Net sales for three months ended June 30, 2010 decreased by $1,045,410 or 62%, to $654,721 from $1,700,131 for the three months ended June 30,2009. Sales growth decreased during the three month period ended June 30, 2010 primarily due to decreased sales in the MIP division  and due to economic and market downturn which affect the company as a whole..

Gross Profit : Gross profit for the three months ended June 30, 2010 was $366,143 which made up 56% of net sales   as compared to $613,406 for the three months ended June 30, 2009, which was 36% of net sales.  The higher gross margin in the three months ended June 30, 2010 was a direct result of high profit margin jobs booked and shipped as compared to the previous quarter and also due to the direct results of the higher margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended June 30, 2010 decreased $219,365, or 32%, to $478,374 from $697,739 for the three months ended June 30, 2009.  Operating expenses as a percentage of sales increased in the three month period ended June 30, 2010 to 73% from 41% in the three month period ended June 30, 2009.  The increase in operating expenses in the current quarter were primarily due to  marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Net Income/Loss: The Company had net loss of $114,770 which was 18% of net sales, for the three month period ended June 30 2010 as compared to a net income of $110,334 which was 7% of net sales, for the three month ended June 30, 2009.  The loss in the current quarter as compared to the previous quarter a year ago was a result of high marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines. The net loss percentage in this period as compared to the previous one was a result of  higher operating expenses due to higher marketing  expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Provision for Income Taxes: There is no provision for income for this period due net loss of $114,770.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1,355 at June 30, 2010 compared to $389,443 at September 30, 2009.  This include cash and cash equivalent of $0 at June 30, 2010 and $356,552 at September 30,2009, respectively. The reason for the decrease in working capital was due to non profitability of operations during this period.

Trade receivables decreased $189,815 or 20% at June 30, 2010 to $759,000 at June 30, 2009 from $948,815 at September 30, 2009. The decrease in accounts receivable is attributable to terms and timing of order shipments from customers.

Inventories decreased $36,951 or 11% to $297,151 at June 30, 2010 from $334,102 at September 30, 2009.  The decrease inventory was due to timing of order shipment from customers and receipt of fresh inventories.

Continuing operations provided $703,854 of cash for the three months ended June 30, 2010, compared to usage of $438,449.  The increase in cash flows was primarily related to payments of account payable and collection of account receivables timing.   Investing activities for continuing operations generated $13,452 of cash during the three months ended June 30, 2010, compared to use of $68,048 cash during the three months ended June 30, 2009.  The financing activities during the three months ended June 30, 2010 used up $333,850 in cash from repayment of loans to shareholder and provided $443,484 in cash for the three month period ended June 30, 2009 from loan proceeds.

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

Item 4. Controls and Procedures

(a)   Evaluation of Disclosure and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our President (Chief Executive Officer), Arun Govil and our Vice President of Finance, Renato Dela Rama. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that, as of June 30, 2010, our disclosure controls and procedures were and concluded that it is effective as of such date. Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

o    We have incurred losses for the three months ended June 30, 2010 and for the fiscal year ending September 30, 2007, and we may incur losses for the foreseeable future.

We had a net loss of $114,770 for the three months ended June 30, 2010 and a net loss of $157,300 for the three months ended March 31, 2010. These losses have resulted principally from higher marketing expenses of new product lines and expenses incurred in the extensive demonstration testing of its new SM4 compliance mercury monitors at various utility sites and the low gross margin product line of Griffin Filters. We may continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business; however, for the year ended September 30, 2009, we generated a net profit of $155,010. Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To achieve sustained profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain when, if ever, we will return to profitability. We might not be able to return to, sustain or increase profitability on a quarterly or annual basis.

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

The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.][need to revise based upon current financials.

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

CEMTREX, INC.
(Registrant)

Dated: August 20, 2010	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 20, 2010	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)