Form 10-K
period 2010-09-30
CEMTREX INC
filed 2011-01-14
CIK 1435064

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2010

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

As of December 23, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,192,523 based on the average bid and asked price of $0.04 on December 23, 2010.

As of December 23, 2010, the registrant had 40,111,324 shares of common stock outstanding.

Documents incorporated by reference: None.

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

PART I

ITEM 1.         BUSINESS

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs, engineers, assembles and sells emission monitoring equipment and instruments through its MIP division to measure opacity, mercury, sulfur oxides, hydrocarbons, nitrogen oxides, ammonia, carbon dioxide and oxygen in flue gases discharging the stacks in industries such as:  chemicals,  pulp and paper, steel, power, cement, coal  and  petrochemical.   Cemtrex provides consulting services on projects that create carbon credits, and also markets technologies for controlling greenhouse gases such as Methane from coal mines. The Company sells energy efficiency product called Green DCV, which creates energy efficiency in an existing HVAC system in commercial and industrial facilities by monitoring carbon dioxide levels.  The Company sells air filtration and environmental control products through its subsidiary Griffin Filters Llc and Cemtrex India Pvt. Ltd.

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

The Company also provides consulting services and technologies for carbon credit projects from abatement of greenhouse gases  and assists project owners in selling of carbon credits globally. Carbon Credits are emission offsets that are generated from greenhouse gases abatement, renewable energy such as solar & wind, and energy efficiency projects which displace carbon emissions from traditional fossil fuel sources like coal, oil or gas with the subsequent reduction in greenhouse gas emissions. Companies, agencies and governments buy, sell, bank and trade Carbon Credits called Certified Emission Reductions or CERs.   Cemtrex provides consulting services for such projects and arranges for investment equity and the sales of CERs for its customers. Company also markets MCDR technology for generating carbon credits from control of Methane from coal mines.

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

The Company through its subsidiary Griffin Filters provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. Griffin’s equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides,  and  organics from  industrial exhaust stacks prior to discharging to the atmosphere; (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts. The Company has also set up a subsidiary Cemtrex India Private Ltd., in India to  sell environment control equipment & systems along with emission monitoring products to industrial clients in India and nearby countries.

INDUSTRY BACKGROUND

The market for environmental control systems and emission monitoring technologies is directly dependent upon governmental regulations and their enforcement.  During the past three decades, federal, state and local governments have realized the contaminated air poses significant threats to public health and safety, and, in response, have enacted legislation designed to curb emissions of a variety of air pollutants.  Management believes that the existence of governmental regulations creates demand for Company’s emission monitoring equipment and environmental control systems.

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

Mercury Analyzer

The EPA Clean Air Mercury rule requires that all coal fired power plants must provide continuous mercury monitoring and Management believes that Cemtrex's SM4 mercury monitor, a result of 10 years experience in mercury monitoring business, provides reliable online measurements at a much lower cost than any other competing model in the market. Cemtrex SM4 is the first instrument working on a thermo catalytic principle avoiding wet chemical sample treatment. As a consequence, the Company has found that maintenance demand has been drastically minimized. We believe that it is the only monitor that required no maintenance at a coal fired utility wet stack, no carrier gases, no water and 95% data availability. SM4 uses straight extractive Teflon sheathed Hastelloy probe with no plugging or corrosion.

Company also  markets an energy efficiency product line named Green DCV,  which provides  energy efficiency in HVAC systems for commercial buildings and industrial installations. Cemtrex’s Green-DCV system uses carbon dioxide (CO2) sensors to monitor CO2 levels inside a building, and then regulate the HVAC air-handling system to save energy and improve air quality. Cemtrex Green-DCV can provide significant   energy savings in buildings where occupancy fluctuates during a 24-hour period, such as: office buildings, government facilities, shopping malls, movie theaters, restaurants & schools.

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

SUPPLIERS

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

EMPLOYEES

The Company employs twelve (12) full time and four part time employees, consisting of three executive officers, three managers, four (4) technical engineers, and two clerical and administrative support persons.  None of our employees are represented by a labor union. In addition, the Company utilizes commission sales personnel and contract design engineers, on an as needed basis. There are no employment agreements.

FACILITIES

The Company does not own any real estate.

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of 2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 2,850.00 expiring on March 30, 2012.  The Company’s Indian subsidiary leases approx. 5000 sq. ft. of office and warehouse space in Mumbai, India from a third party on a month to month basis at a monthly rent of $570.  The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 1A.      RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

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

o    We have a loss  for the fiscal year ending September 30, 2010, and we may not incur profit for the foreseeable future.

We had net loss of $1,028,602 for the year ended September 30, 2010 and a net loss of $155,010 for the fiscal year ended September 30, 2009. We continue to incur significant expenditures related to research and development, selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business.  Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To maintain profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain whether we will be able to maintain our profitability.

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

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations will be sufficient to fund our operating expenses and capital requirements through June 30, 2011, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling Company shares. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

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

[Approximately 65% of our outstanding voting equity is beneficially held by Arun Govil the Company’s Chairman, Chief executive officer, President and Treasurer as a result of Mr. Govil’s common stock and Series A preferred stock ownership.  Consequently, Mr. Govil will be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.]

ITEM 2.         PROPERTIES

The Company does not own any real estate.

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of 2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 2,850.00 expiring on March 30, 2012.  The Company’s Indian subsidiary leases approx. 5000 sq. ft. of office and warehouse space in Mumbai, India from a third party on a month to month basis at a monthly rent of $570.  The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the Over the Counter Bulletin Board electronic quotation system under the symbol “CTEI.OB”.

As of December 23, 2010, there were approximately 93 holders of record of the Company's common stock as determined from the Company’s transfer agent’s list.  Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value per share.   On December 23, 2010, there were 40,111,324 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

The Company's Common Stock trades on the over-the-counter bulletin board trading system.  The price ranges presented below represent the highest and lowest quoted bid prices during the third and fourth calendar quarters for 2008, 2009 and 2010 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock

Year	Period	Stock Price
		High	Low
	4th Quarter	$0.13	$0.02
	3rd Quarter	$0.198	$0.10
	2nd Quarter	$0.44	$0.14
2010	1st Quarter	$0.50	$0.24
	4nd Quarter	$0.53	$0.24
	3rd Quarter	$0.64	$0.45
	2th Quarter	$0.75	$0.17
2009	1st Quarter	$0.22	$0.008
	4nd Quarter	$0.02	$0.004
	3rd Quarter	$0.031	$0.015
	2rd Quarter	$0.032	$0.006
2008	1th Quarter	$0.014	$0.004

As reported by the over-the-counter Pink Sheets, on December 23, 2010 the closing sales price of the Company’s Common Stock was $0.04 per share.

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

FISCAL YEAR ENDED SEPTEMBER 30, 2010

	Year Ended September 30,
	2010	2009
Revenues	$3,304,055	$6,967,992
Operating Expenses	$2,393,496	$2,634,071
Net Income (Loss)	$(1,028,602)	$155,010
Net Income (Loss) Per Common Share,	$(0.03)	$0.00
Basic and Diluted	$(0.03)
Weighted Average Number of Shares	39,772,862	36,397,337

	September 30,
	2010	2009
Current Assets	$1,164,757	$1,654,119
Total Assets	$1,231,255	$1,743,482
Total Liabilities	$2,147,651	$1,655,196
Total Stockholders’ Equity(Deficit)	$(916,396)	$88,286

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

RESULTS OF OPERATIONS

Net Sales:. Net sales for 2010 decreased by $3,663,937 or 110.89%, to $3,304,055., from $6,967,992 in 2009. Sales decreased during the year of 2010 primarily due to overall slow economic conditions and overall decreased in market demand during the year.

Gross Profit: Gross profits  for 2010 decreased $1,508,531 or 108.38%  to $1,391,784, which was 45.65% of net sales, from $6,967,992in 2009, which was  41.63% of  net sales. The decrease in gross margin in 2010 was a direct results of  low margin  contracts executed by Cemtrex and Griffin Filters. In 2009, the higher gross margin was a result of high margin  projects executed  by Cemtrex and Griffin Filters.,

Operating Expenses: Operating expenses for 2010 decreased $240,575 or 10.05%, to $2,393,496 from $2,634,071 in 2009. Operating expenses as percentage of sales increased in 2010 to 72.44% to 37.80% in 2009. The increase in  operating expenses percentage was primarily due to lower sales in 2010 as compared to 2009. The 10.05% decrease in operating expenses in 2010 was due to reduced work force  as result of poor market conditions.

Net Income/Loss: The Company had a net loss of $1,028,602 as compared to net income of $155,010 in 2009 after provision of income tax of $ 3,445.The net loss in 2010 was a result of several factors including (1)decrease in sales,(2) Uncollectable receivables on a disputed contract of $488, 237 charged to bad debts (3) Low gross margin projects booked and executed due to poor market conditions and overall economy.

Provision for Income Taxes: No income tax provision to due Net operating loss in 2010

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was ($188,465) at September 30, 2010, compared to $389,443 at September 30, 2009. This included cash and cash equivalents of $41,139 and $356,552 at September 30,2010 and 2009, respectively.

Trade receivables decreased  by $216,847 or 29.62% ,at  September 30,2010 to $731,968 from $948,815 as at September 30, 2009.The decrease in accounts receivable is attributable to  change of terms of contract and shipments date and low sales volume. .

Inventories increased  $53,526 or 13.80% to $387,628 at September 30,2010 from $ 334,102 as at September 30, 2009.The increase inventory was due to relatively more purchase of inventory and less shipments of  ongoing  jobs and contracts.

 Continuing operations used ( $968,932) of cash for the fiscal year ended September 30,2010, compared to using $374,225 of cash for the fiscal year ended September 30,2009. The decrease in cash flows was primarily related to the increase in inventory combined with increase in accounts payable. Investing activities for continuing operations used $390 of cash during 2010, compared to providing $10,157 during 2009. The Financing activities in 2010 generated $ 653,909.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during 2011 fiscal year. Any major increases in sales, big contract with high margin especially in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially impact of growth potential.

Outlook

We anticipate that the outlook for our products and services remains fairly strong and we are positioned well to take advantage of it.

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

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Vice President of Finance to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management, under the supervision and with the participation of our Chief Executive Officer and Vice President of Finance, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 and concluded that it is effective as of such date

Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Name and Address	Age	Positions and Offices

Arun Govil 19 Engineers Lane Farmingdale, New York 11735	55	President, Chief Executive Officer, Treasurer, and Chairman of the Board of Directors

Renato Dela Rama 19 Engineers Lane Farmingdale, New York 11735	62	Vice President of Finance and Director

Ravi Narayan 19 Engineers Lane Farmingdale, New York 11735	51	Vice President of MIP Division and Director
Saagar Govil 19 Engineers Lane Farmingdale, New York 11735	24	Director

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

Saagar Govil has been with the Company since July 2008 as General Manager of operations. Saagar Govil has a B.S. in Materials Engineering from Stony Brooke University, N.Y.  Saagar Govil is the son of Arun Govil.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representation that no other reports are required, Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were not filed timely during the most recent fiscal year. [

The business address for each of our officers and directors is 19 Engineers Lane, Farmingdale, NY 11735.

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

EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Cemtrex's named executive officers.  As of December 23, 2010, two of our executive officers are currently earning compensation.   Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2008, 2009 and 2010 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

SUMMARY COMPENSATION TABLE

					LONG-TERM
		ANNUAL COMPENSATION TABLE			COMPENSATION AWARDS
NAME AND PRINCIPAL					SECURITIES UNDERLYING
POSITION	YEAR	SALARY	BONUS	OTHER	OPTIONS/SARS

Arun Govil	2008	$125,000	$0	$0	—
Chairman, Chief Executive	2009	$150,000	$0	$0	—
Officer and Treasurer and	2010	$115,482	$0	$0	—
President

Ravi Naravan	2008	$—	—	—	—
Vice President, Director	2009	$110,577	$0	$0	—
	2010	$92,456	$0	$0	—

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 23, 2010 by:

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

As of December 23, 2010, 40,111,324 shares of common stock are issued and outstanding.  Applicable percentage ownership in the following table is based on 40,111,324 shares of common stock outstanding as of December 23, 2010.(1)

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 23, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Owner	Title	Amount Owned		Percentage of Issued Common Stock (1)
Common Stock	Arun Govil 19 Engineers Lane Farmingdale, New York 11735	President ,Chief Executive Officer and Chairman of the Board	25,430,000	(2)(3)	64.0
Preferred Stock	Arun Govil 19 Engineers Lane Farmingdale, New York 11735	President ,Chief Executive Officer and Chairman of the Board	1,000,000	(2)	-
Common Stock	Renato Dela Rama 19 Engineers Lane Farmingdale, New York 11735	Vice President and Director	400,000		1.0
Common Stock	Ravi Narayan 19 Engineers Lane Farmingdale, New York 11735	Vice President and Director	800,000		2.0
Common Stock	Saagar Govil 19 Engineers Lane Farmingdale, New York 11735	Secretary & Director	3,000,000		7.6
Common Stock	All directors and executive officers as a group (4 persons)		29,630,000		74.6

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

Ducon Technologies, Inc. is owned by  Arun Govil the Chairman, Chief Executive Officer, Treasurer and President of the Company.

Renato Dela Rama the Vice President of Finance of the Company is also an accountant with Ducon Technologies Inc.

Saagar Govil, Vice President, is the son of  Arun Govil the Chairman, Chief Executive Officer, Treasurer and President of the Company.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Board of Directors does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2010 and September 30, 2009 by Gruber & Company, LLP, our independent auditors for the fiscal years ended September 30, 2010 and 2009:

	2009	2010

Audit Fees	31,000		$33,000
Audit-Related Fees			$1,546.20
Tax Fees		$
Other Fees		$
Totals	31,000		$34,546.20

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2010 for us to become a fully reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged by Gruber & Company, LLC, LLP were consistent with Gruber & Company, LLC maintaining its independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Gruber & Company, LLC independence.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm	29

Audited Consolidated Balance Sheets as of September 30, 2010 and September 30, 2009	30

Audited Consolidated Statements of Operations for the Year Ended September 30, 2010 and 2009	31

Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2010, and 2009	32

Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2010 and 2009	33

Notes to Audited Consolidated Financial Statements	34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF CEMTREX, INC.

We have audited the accompanying consolidated balance sheet of Cemtrex, Inc. and Subsidiary as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders equity and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cemtrex, Inc. and Subsidiary at September 30, 2010 and 2009, and the results of its’ consolidated operations and its’ consolidated stockholders equity and consolidated cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has a negative equity and negative working capital. These items among others, raises substantial doubt about its ability to continue as a going concern.. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

Gruber & Company, LLC

Saint Louis, Missouri

January 6, 2011

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30,
	2010	2009
Assets
Current Assets
Cash & Equivalents	$41,139	$356,552
Accounts Receivable	731,968	948,815
Inventory	387,628	334,102
Prepaid Expenses & Other Assets	4,022	14,650
Total Current Assets	1,164,757	1,654,119

Property & Equipment, Net	62,273	85,138
Other	4,225	4,225

Total Assets	$1,231,255	$1,743,482

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$911,840	$876,799
Accrued Expenses	191,382	387,877
Note Payable - Bank	250,000
Notes Payable-Shareholder	-	-
Total Current Liabilities	1,353,222	1,264,676

Non-Current Liabilities
Notes Payable-Shareholder	738,491	390,520
Convertible Debenture	55,938	-
Total Non-Current Liabilities	794,429	390,520

Total Liabilities	$2,147,651	$1,655,196

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized,
1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized,
39,822,862 and 39,722,862 shares issued and outstanding, respectively	39,823	39,723
Additional Paid-in Capital	66,506	42,606
Retained Earnings (Accumulated Deficit)	(1,023,725)	4,957
Total Stockholders' Equity (Deficit)	(916,396)	88,286

Total Liabilities & Stockholders' Equity (Deficit)	$1,231,255	$1,743,482

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Twelve Months Ended
	September 30,
	2010	2009

Revenues	$3,304,055	$6,967,992

Cost of Goods Sold	1,912,271	4,067,677

Gross Profit	1,391,784	2,900,315

Operating Expenses
Research and Development	-	5,535
General and Administrative	2,393,496	2,628,536
Total Operating Expenses	2,393,496	2,634,071

Operating Income (Loss)	(1,001,712)	266,244

Other Income (Expense)
Other Income	-	-
Interest Expense	(26,970)	(107,789)
Total Other Income (Expense)	(26,970)	(107,789)

Net Income (Loss) Before Income Taxes	(1,028,682)	158,455

Provision for Income Taxes	-	(3,445)

Net Income (Loss)	$(1,028,602)	$155,010

Income (Loss) Per Share-Basic	$(0.03)	$0.00
Income (Loss) Per Share-Diluted	$(0.03)	$0.00

Weighted Average Number of Shares-Basic	39,772,862	36,397,337
Weighted Average Number of Shares-Diluted	39,772,862	37,397,337

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$(1,028,682)	$155,010

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	23,255	33,296
Common stock issued for services	24,000
Changes in operating assets and liabilities:
Accounts Receivable	216,847	579,416
Inventory	(53,526)	122,465
Prepaid Expenses & Other Assets	10,628	(6,550)
Other Assets	-	-
Accounts Payable	35,041	8,970
Accrued Expenses	(196,495)	(518,382)

Net Cash Used in Operating Activities	(968,932)	374,225

Cash Flows from Investing Activities
Purchase of Property and Equipment	(390)	(10,157)

Net Cash Used in Investing Activities	(390)	(10,157)

Cash Flows from Financing Activities
Proceeds from bank loan	250,000
Net Loans from Shareholders	347,971	(76,651)
Proceeds from convertible debenture	55,938
Common Stock Issued for Cash	-	8,525

Net Cash Provided by Financing Activities	653,909	(68,126)

Net Increase (Decrease) in Cash	(315,413)	295,942

Cash Beginning of Period	356,552	60,610

Cash End of Period	$41,139	$356,552

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

Supplemental Disclosure of Non-Cash Items:
Shares Issued for Conversion of Convertible Debt	$-	$1,300,000
Equipment Sold in Exchange for Reduction in Accounts Payable	-	72,242

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock-Series A		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
Balance at September 30, 2008	-	$-	34,327,862	$34,328	$(1,259,524)	$(150,053)	$(1,375,249)
Shares Issued for Conversion of Convertible Debt	1,000,000	1,000	2,500,000	2,500	1,296,500	-	1,300,000
Shares Issued for Cash	-	-	2,895,000	2,895	5,630	-	8,525
Net Income	-	-	-	-	-	155,010	155,010
Balance at September 30, 2009	1,000,000	$1,000	39,722,862	$39,723	$42,606	$4,957	$88,286
Shares Issued for Services			100,000	$100	$23,900		$24,000
Net loss						$(1,028,682)	$(1,028,682)
Balance at September 30, 2010	1,000,000	1,000	39,822,862	39,823	66,506	(1,023,725)	(916,396)

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC (collectively the “Company”), is engaged in manufacturing and selling the most advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol ~~and assists project owners in selling of carbon credits~~ globally. Company's products are sold to power plants, refineries, chemical plants, cement plants & other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries. The Company has also set up a subsidiary Cemtrex India Pvt. Ltd., located in Mumbai, India to sell emission monitors and related industrial equipment.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC (see Note 5 – Business Combination and Related Party Transactions).

   Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of September 30, 2010, the Company has an accumulated deficit of $1,023,725 and has incurred a loss for the year ended September 30, 2010  totaling $1,028,682. The Company’s current business plan requires additional funding beyond its anticipated cash flows from operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of long-lived asset

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During fiscal years ended September 30, 2010 and 2009, the Company recorded $0 impairment loss on long-lived assets.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.  As of September 30, 2010 and 2009, the Company has reserved $100,000 and $200,000 respectively for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $25,450 and $47,352 in advertising costs for the years ended September 30, 2010 and 2009, respectively.

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

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2010	2009
Current Taxes
U.S. Federal	$-	$53,875

U.S. State and Local	-	11,092
Current Taxes	-	64,967

Deferred Tax Asset	(421,760)	(61,522)
Deferred Tax Valuation Allowance	421,760	-
	$-	$3,445

	September 30,
	2009	2008

Statutory Federal Tax (Benefit) Rate	34.0%	34.0%
Statutory State Tax (Benefit) Rate	7.0%	7.0%
Effective Tax (Benefit) Rate	41.0%	41.0%

Valuation Allowance	41.0%	-38.8%

Effective Income Tax	-	2.2%

Guarantee Expense

In accordance with FASB Interpretation No. 45 ("Fin 45"), the Company recognizes, at the inception of a guarantee, the cost of the fair value of the obligation undertaken in issuing the guarantee.

Research and development costs

Expenditures for research & development are expenses as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $0 and $5,535 research and development costs for the years ended September 30, 2010 and 2009, respectively which were expensed.

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

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal years ended September 30, 2010 and 2009, the Company incurred $0 in stock-based compensation expense.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

•
In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

•
In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

•
In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting July 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

•
In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

•
In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 will be effective for the Company for interim and annual periods ending after September 30, 2009. The Company does not expect the adoption of ASU 2009-5 to have a material impact on the Company's consolidated results of operations or financial position.

•
In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The Company does not expect the adoption of guidance within ASU 2009-4 to have an impact on the Company's consolidated results of operations or financial position.

•
In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles ("ASC 105")). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 will not have an impact on the Company's consolidated results of operations or financial position.

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In May 2009, FASB issued SFAS No. 165, Subsequent Events, (now codified within ASC 855, Subsequent Events ("ASC 855")). ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 will be effective for the Company on April 1, 2009. The Company does not expect the adoption of ASC 855 will have a material impact on the Company's consolidated results of operations or financial position.

•
In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard will be effective for interim periods ending after June 15, 2009. The adoption of ASC 320 will not have a material impact on the Company's consolidated results of operations or financial position.

•
 In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures). ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

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

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Property and Equipment

At September 30, 2010 and September 30, 2009, property and equipment are comprised of the following:

	September 30,
	2009	2008

Furniture and Office Equipment	$83,687	$83,687
Computer Software	14,080	13,691
Machinery and Equipment	68,942	68,942

Less: Accumulated Depreciation	(104,437)	(81,182)

Net Property & Equipment	$62,273	$85,138

Depreciation Expense	$23,255	$33,296

Depreciation for the twelve months ended September 30, 2010 and 2009 was $23,255 and $33,296, respectively.

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

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Note Payable Shareholder

Notes  Payable to shareholders and related parties total  $862,847.  Of this total $738,491 is due October 1, 2011 and accrues interest at 5% per annum.

Note 8 – Convertible Debenture

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

Note 9 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate, with an interest rate of 4.00625% at September 30, 2010.  Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011.

Note 10 – Convertible Note, net of Discount and Derivative Liability

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

Note 11– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of September 30, 2010 and September 30, 2009, there were 1,000,000 shares issued and outstanding, respectively.

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

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 8th , 2009, the Company issued 1,000,000 Series A Preferred Shares to Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of September 30, 2010 and 2009, there were 39,822,862 and 39,722,862 shares issued and outstanding, respectively.

On September 8th , 2009, the Company issued 2,500,000 common shares to Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).  In addition, the Company issued 2,895,000 common shares for cash totaling $8,525.

During March, 2010 the Company issued 100,000 common shares for services totaling $24,000.

Note 12 – Commitments & Contingencies

Lease Obligations

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $2,157.

The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $4,225 expiring on March 31, 2012. Effective May 1,2010 , with the same lease contract but  less area of  footage, the new monthly rent is now $2,850.00.

Legal Proceedings

The Company is not currently involved in any lawsuits or litigation.

A Demand for Arbitration was filed on December 19, 2009 by Sindicatum Carbon Technology Limited, a U.K. company before the JAMS arbitration and mediation society in New York City.  In the JAMS claim, SCT alleged breaches of contract by the Company.  The Company filed counter claims against SCT for breaches of contract. A parallel action was filed by SCT before the Court of Arbitration and Mediation in the Chamber of Commerce and Industry of Geneva (the “Geneva Claim”).  In early December, 2010, SCT and the Company agreed to settle all matters in dispute between them without the payment or money or other consideration by either side.  The JAMS Claim and the Geneva Claim were each discontinued, with prejudice.    As of September 30, 2010 the Company charged off as a bad debt the balance of $488,237 which was recorded as due from SCT relating to this contract.

Note 13 – Other Related Party Transactions

The Company has an account receivable at September 30, 2010 in the amount of $200,000 due from a related corporation  incurred in the ordinary course of business.  Total sales to this related corporation total $200,000 for the year ended September 30, 2010.

Note 14 - Subsequent Events

The Company has evaluated all subsequent events through January 11, 2010, the date this Annual Report on Form 10-K was ready to be filed with the SEC. There were no recognized or unrecognized events requiring disclosure as significant subsequent events.

(b)	Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company*
3.2	By Laws of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation dated September 29, 2006*
3.4	Certificate of Amendment of Certificate of Incorporation dated March 30, 2007*
3.5	Certificate of Amendment of Certificate of Incorporation dated May 16, 2007*
3.6	Certificate of Amendment of Certificate of Incorporation dated August 21, 2007*
3.7	Certificate of Designation of the Series A Preferred Stock dated September 8, 2009**
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.*
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC*
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex Inc.*
10.4	Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc.*
10.5	8.0% Convertible Subordinated Debenture*
10.6	Letter Agreement by and between the Company and Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company dated September 8, 2009**
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm***
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 ***
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
______

* Incorporated by reference from Form 10-12G filed on May 22, 2008
** Incorporated by reference from Form 8-K filed on September 10, 2009
*** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: January 14, 2011	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: January 14, 2011	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

Dated: January 14, 2011	By	/s/ Ravi Narayan
Ravi Narayan, Vice President of MIP Division and Director

Dated: January 14, 2011	By	/s/ Saagar Govil
Saagar Govil, Secretary and Director