Form 10-Q
period 2010-12-31
CEMTREX INC
filed 2011-02-22
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2010
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53238
CEMTREX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 15, 2011, the issuer the registrant had 40,111,324 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information

Item 1.  Financial Statements

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2010	2010
Assets
Current Assets
Cash & Equivalents	$38,222	$41,139
Accounts Receivable, Net	1,867,039	731,968
Inventory	406,744	387,628
Prepaid Expenses & Other Assets	31,186	4,022
Total Current Assets	2,343,191	1,164,757

Property & Equipment, Net	56,538	62,273
Other	4,225	4,225

Total Assets	$2,403,954	$1,231,255

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$1,789,938	$911,840
Accrued Expenses	248,184	191,382
Note Payable - Bank	250,000	250,000
Notes Payable-Shareholder	-	-
Total Current Liabilities	2,288,122	1,353,222

Non-Current Liabilities
Notes Payable-Shareholder	888,012	738,491
Convertible Debenture	-	55,938
Total Non-Current Liabilities	888,012	794,429

Total Liabilities	$3,176,134	$2,147,651

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,822,862 and 39,822,862 shares issued and outstanding, respectively	39,823	39,823
Additional Paid-in Capital	66,506	66,506
Retained Earnings (Accumulated Deficit)	(879,509)	(1,023,725)
Total Stockholders' Equity (Deficit)	(772,180)	(916,396)

Total Liabilities & Stockholders' Equity (Deficit)	$2,403,954	$1,231,255

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations

	(Unaudited)
	For the Three Months Ended
	December 31,
	2010	2009

Revenues	$1,821,634	$891,454

Cost of Goods Sold	1,258,340	419,499

Gross Profit	563,294	471,955

Operating Expenses
Research and Development	-	5,535
General and Administrative	403,419	498,426
Total Operating Expenses	403,419	503,961

Operating Income (Loss)	159,875	(32,006)

Other Income (Expense)
Other Income	-
Interest Expense	(15,658)	(4,355)
Total Other Income (Expense)	(15,658)	(4,355)

Net Income (Loss) Before Income Taxes	144,217	(36,361)

Provision for Income Taxes	-	3,445

Net Income (Loss)	$144,217	$(32,916)

Income (Loss) Per Share-Basic	$0.01	$(0.00)
Income (Loss) Per Share-Diluted	$0.01	$(0.00)

Weighted Average Number of Shares-Basic	39,822,862	36,397,337
Weighted Average Number of Shares-Diluted	39,822,862	36,397,337

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	(Unaudited)
	For the Three Months Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$144,217	$(32,916)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	5,735	5,963
Changes in operating assets and liabilities:
Accounts Receivable	(1,135,072)	(288,794)
Inventory	(19,116)	(21,645)
Prepaid Expenses & Other Assets	(27,164)	2,400
Accounts Payable	878,098	29,205
Accrued Expenses	56,802	(6,298)

Net Cash Used in Operating Activities	(96,500)	(312,085)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Net Loans from Shareholders	149,521	(37,792)
Repament of convertible debenture	(55,938)	-
Common Stock Issued for Cash	-	-

Net Cash Provided by Financing Activities	93,583	(37,792)

Net Increase (Decrease) in Cash	(2,917)	(349,877)

Cash Beginning of Period	41,139	356,552

Cash End of Period	$38,222	$6,675

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$6,055	$-
Cash Paid during the period for income taxes	-	-

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC (collectively the “Company”), is engaged in manufacturing and selling the most advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol globally. Company's products are sold to power plants, refineries, chemical plants, cement plants & other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries. The Company has also set up a subsidiary Cemtrex India Pvt. Ltd., located in Mumbai, India to sell emission monitors and related industrial equipment.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC (see Note 5 – Business Combination and Related Party Transactions).

   Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of December 31, 2010, the Company has an accumulated deficit of $879,509.  This and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2010 included in the Company’s Form 10-K filed on January 16, 2011.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cemtrex, Inc. and its wholly subsidiaries Griffin Filters, LLC  and Cemtrex India Pvt. Ltd., (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The acquisition of Griffin Filters, LLC by Cemtrex, Inc. was treated as a business combination due to the fact that the acquired entity and purchased entity were owned by the same individual.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of long-lived asset

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the three month periods ended December 31, 2010 and 2009, the Company recorded $0 impairment loss on long-lived assets.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.  As of December 31, 2010 and 2009, the Company has reserved $100,000 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- and $-0- in advertising costs for the three month periods  ended December 31, 2010 and 2009, respectively.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development costs

Expenditures for research & development are expenses as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $-0- and $-0- research and development costs for the three months periods ended December 31, 2010 and 2009, respectively which were expensed.

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

During the three months periods ended December 31, 2010 and 2009, the Company incurred $0 in stock-based compensation expense.

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

Note 5 - Property and Equipment

At December 31, 2010 and September 30, 2010, property and equipment are comprised of the following:

	December 31,	September 30,
	2010	2010

Furniture and Office Equipment	$83,687	$83,687
Computer Software	14,080	14,080
Machinery and Equipment	68,942	68,942

Less: Accumulated Depreciation	(110,173)	(104,436)

Net Property & Equipment	$56,538	$62,273

Depreciation Expense	$5,735	$23,255

Depreciation for the three months ended December 31, 2010 and 2009 was $5,735 and $5,963, respectively.

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Note Payable Shareholder

Notes  Payable to shareholders and related parties total  $888,012 and accrues interst at 5% per annum.

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

Note 10 – Convertible Note, net of Discount and Derivative Liability

On Feb 12, 2010, Cemtrex issued a $50,000 convertible debenture to an unrelated third party, Asher Enterprises Inc., that beared interest at 8% per year and maturedon December 12, 2010.  The convertible note was retired during the three months ended December 31, 2010..

Per EITF 00-19, paragraph 4, this convertible note did not meet the definition of a “conventional convertible debt instrument” since the debt was not convertible into a fixed number of shares.  The debt could have been  converted into common stock at a conversion price that is a percentage of the market price; therefore, the number of shares that could be required to be delivered upon “net-share settlement” was essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $32,655 on February 12, 2010, with an offset to debt discount in the same amount.

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also markets an energy efficiency product line named Green DCV,  which provides  energy efficiency in HVAC systems for commercial buildings and industrial installations. Cemtrex’s Green-DCV system uses carbon dioxide (CO2) sensors to monitor CO2 levels inside a building, and then regulate the HVAC air-handling system to save energy and improve air quality. Cemtrex Green-DCV can provide significant   energy savings in buildings where occupancy fluctuates during a 24-hour period, such as: office buildings, government facilities, shopping malls, movie theaters, restaurants & schools.

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

For the three month period ended December 31, 2010, we generated revenues of $1,821,634 which is an increase of $930,180 from $ $ 891,454 for the three month period ended December 31, 2009.  For the three month period ended December 31, 2010, we generated a net income $144,217.  For the three month period ended December 31, 2009, we had a net loss of $32,916.   The following table summarizes these results:

	For the Three Months Ended
	December 31
	2010	2009

Revenues	1,821,634	891,454

Operating Expenses	403,419	503,961

Net Income (Loss)	144,217	(32,916)

Income (Loss) Per Share-Basic and Diluted	0.01	0.00

Weighted Average Number of Shares	39,822.862	36,397,337

	As at	As at
	December 31	September 30
	2010	2010

Current Assets	2,343,191	1,164,757

Total Assets	2,403,954	1,231,255

Total Liabilities	3,176,134	2,147,651

Total Stockholders’ Equity	(772,180)	(916,396)

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

Generally, sales are recognized when shipments are made to customers. Rebates, allowances for damaged goods and other advertising and marketing program rebates are accrued pursuant to contractual provisions and included in accrued expenses. A certain amount of our revenues fall under the percentage-of-completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified.

RESULTS OF OPERATIONS

Net Sales: Net sales for three months ended December 31, 2010 increased by $930,180 or 105%, to $1,821,634 from $ 891,454 for the three months ended December 31, 2009. Sales growth increased during the three month period ended December 31, 2010 primarily due to increased sales in the MIP division and added sales of Cemtrex-India , a subsidiary ..

Gross Profit : Net profit  for the three months ended December 31, 2010 was $144,217 which made up 8% of net sales as compared to $ 32,916 net loss for the three months ended December 31, 2009, which was 4% of net sales.  The higher gross margin in the three months ended December 31, 2010 was a direct result of high profit margin jobs booked and shipped  as compared to the previous quarter and also due to the direct results of the higher margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended December 31, 2010 decreased $100,542, or 20%, to $403,419 from $503,961 for the three months ended December 31, 2009.  Operating expenses as a percentage of sales decreased in the three month period ended December 31, 2010 to 23% from 57% in the three month period ended December 31, 2009.  The decrease in operating expenses in the current quarter were primarily due to no  marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Net Income/Loss: The Company had net income of $144, 217 which was 8% of net sales, for the three month period ended December 31 2010 as compared to a net loss of $32,916 which was 4% of net sales, for the three month ended December 31, 2009.  The income in the current quarter as compared to the previous quarter a year ago was a result of none marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines and higher gross profit made on shipments made during the current quarter. The net income percentage in this period as compared to the previous one was a result of higher gross margin sales and  lower operating expenses due to none marketing  expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Provision for Income Taxes: There is no provision for income for this period even with net income  of 144,217.
due to accumulated deficit for the year 9/30/10.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

 Working capital was $55,069 at December 31, 2010 compared to ($188,465) at September 30, 2010.  This include cash and cash equivalent of $38,222 at December 31, 2010 and $41,139 at September 30, 2010, respectively. The reason for the increase in working capital was due to  profitability of operations during this period.

Trade receivables increased $1,135,071 or 155% at December 31, 2010 to $1,867,039 from $731,968 at September 30, 2010. The increase in accounts receivable is attributable to terms and timing of order shipments from customers and added receivables from Cemtrex-India, a subsidiary.

Inventories increased $19,116 or 5% to $406,744 at December 31, 2010 from $387,628 at September 30, 2010.  The increase inventory was due to timing of order shipment from customers and receipt of fresh inventories.

Continuing operations provided ($96,500) of cash for the three months ended December 31, 2010, compared to usage of ($312,085).  The decrease in cash flows was primarily related to the increase in inventories combined with increase in accounts payable. Investing activities for continuing operations generated $0 of cash during the three months ended December 31, 2010, compared to use of $0 cash during the three months ended December 31, 2009.  The financing activities during the three months ended December 31, 2010 generated $93,583 in cash from loans from shareholder and repayment of convertible debenture.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2011 fiscal year (ending September 30, 2011). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in Item 1A. Risk Factors of our Form 10K as well as:

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

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

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

Not required

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

CEMTREX, INC.
(Registrant)

Dated: February 22, 2011	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 22, 2011	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)