Form 10-Q
period 2011-03-31
CEMTREX INC
filed 2011-05-16
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2011

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

☐Yes                  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2011, the issuer had 40,111,324 shares of common stock issued and outstanding.

CEMTREX, INC.

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	(UNAUDITED) March 31, 2011	September 30, 2010
Assets
Current Assets
Cash & Equivalents	$36,876	$41,139
Accounts Receivable, Net	3,705,293	731,968
Inventory	539,198	387,628
Prepaid Expenses & Other Assets	297,473	4,022
Total Current Assets	4,578,840	1,164,757

Property & Equipment, Net	50,802	62,273
Other	4,225	4,225
Total Assets	$4,633,867	$1,231,255

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$3,986,913	$911,840
Accrued Expenses	103,553	191,382
Note payable - Bank	250,000	250,000
Total Current Liabilities	4,340,466	1,353,222

Non-Current Liabilities
Notes Payable-Shareholder	824,696	738,491
Convertible Debenture	—	55,938
Total Non-Current Liabilities	824,696	794,429
Total Liabilities	$5,165,162	$2,147,651

Commitments & Contingencies	—	—

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,822,862 shares issued and outstanding	39,823	39,823
Additional Paid-in Capital	66,506	66,506
Retained Earnings (Accumulated Deficit)	(638,624)	(1,023,725)
Total Stockholders' Equity (Deficit)	(531,295)	(916,396)
Total Liabilities & Stockholders' Equity (Deficit)	$4,633,867	$1,231,255

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010

Revenues	$3,254,170	$1,015,177	$5,075,803	$1,906,631

Cost of Goods Sold	2,599,807	474,228	3,858,147	893,727

Gross Profit	654,363	540,949	1,217,656	1,012,904

Operating Expenses
Research and Development	—	(5,535)	—	—
General and Administrative	397,718	689,519	801,137	1,187,945
Total Operating Expenses	397,718	683,984	801,137	1,187,945

Operating Income (Loss)	256,645	(143,035)	416,519	(175,041)

Other Income (Expense)
Other Income	—	—	—	—
Interest Expense	(15,760)	(10,820)	(31,418)	(15,175)
Total Other Income (Expense)	(15,760)	(10,820)	(31,418)	(15,175)

Net Income (Loss) Before Income Taxes	240,885	(153,855)	385,101	(190,216)

Provision for Income Taxes	—	(3,445)	—	—

Net Income (Loss)	$240,885	$(157,300)	$385,101	$(190,216)

Income (Loss) Per Share-Basic	$0.01	$(0.00)	$0.01	$(0.00)
Income (Loss) Per Share-Diluted	$0.01	$(0.00)	$0.01	$(0.00)

Weighted Average Number of Shares-Basic	39,822,862	39,822,862	39,822,862	39,872,862
Weighted Average Number of Shares-Diluted	39,822,862	39,822,862	39,822,862	39,872,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$385,101	$(190,216)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	11,471	11,784
Amortization of Debt Discount	—	5,938
Stock Issued for Services	—	24,000
Reserve for Doubtful Accounts	—	150,000

Changes in operating assets and liabilities:
Accounts Receivable	(2,973,325)	(486,921)
Inventory	(151,570)	51,604
Prepaid Expenses & Other Assets	(293,451)	5,456
Other Assets	—	—
Accounts Payable	3,075,073	(46,207)
Accrued Expenses	(87,829)	(35,613)
Income Taxes Payable	—	—

Net Cash Used in Operating Activities	(34,530)	(510,175)

Cash Flows from Investing Activities
Cash Received on Sale of Equipment	—	—

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities
Net Notes from Related Party	86,205	(121,294)
Proceeds from Line of Credit	—	250,000
Proceeds from (repayment of) Convertible Notes	(55,938)	50,000

Net Cash Provided by Financing Activities	30,267	178,706

Net Increase (Decrease) in Cash	(4,263)	(331,469)

Cash Beginning of Period	41,139	356,552

Cash End of Period	$36,876	$25,083

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$5,579	$1,354
Cash Paid during the period for income taxes	—	—

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiaries Griffin Filters, LLC and Cemtrex India Pvt. Ltd.,  (collectively the “Company”), is engaged in manufacturing and selling the most advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol globally. Company's products are sold to power plants, refineries, chemical plants, cement plants & other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries. The Company has also set up a subsidiary Cemtrex India Pvt. Ltd., located in Mumbai, India to sell emission monitors and related industrial equipment.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC (see Note 5 – Business Combination and Related Party Transactions).

Note 2 - Going Concern and Management's Plans

he accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of March 31, 2011, the Company has an accumulated deficit of $638,624.  This and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2010 included in the Company’s Form 10-K filed on January 16, 2011.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the six months ended March 31, 2011 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six month periods ended March 31, 2011 and 2010, the Company recorded $0 impairment loss on long-lived assets.

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

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- and $-0- in advertising costs for the six month periods  ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011 and 2010, the Company has no federal, state or foreign income tax expense due to the Company’s net operating loss carryforwards.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification , originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting July 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

•
In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) . The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 . The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its consolidated results of operations or financial position.

•
In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall , for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 will be effective for the Company for interim and annual periods ending after September 30, 2009. The Company does not expect the adoption of ASU 2009-5 to have a material impact on the Company's consolidated results of operations or financial position.

•
In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity . The Company does not expect the adoption of guidance within ASU 2009-4 to have an impact on the Company's consolidated results of operations or financial position.

•
In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 , (now codified within ASC 105, Generally Accepted Accounting Principles ("ASC 105")). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 will not have an impact on the Company's consolidated results of operations or financial position.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
In May 2009, FASB issued SFAS No. 165, Subsequent Events , (now codified within ASC 855, Subsequent Events ("ASC 855")). ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 will be effective for the Company on April 1, 2009. The Company does not expect the adoption of ASC 855 will have a material impact on the Company's consolidated results of operations or financial position.

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

•
 In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures ). ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC

•
FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Property and Equipment

At March 31, 2011  and September 30, 2010, property and equipment are comprised of the following:

	March 31,	September 30,
	2011	2010
Furniture and Office Equipment	$83,687	$83,687
Computer Software	14,080	14,080
Machinery and Equipment	68,942	68,942

Less: Accumulated Depreciation	(115,907)	(104,436)

Net Property & Equipment	$50,802	$62,273

Depreciation Expense	$11,471	$23,255

Depreciation for the three months ended March 31, 2011 and 2010 was $11,471 and $11,784, respectively.

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

 Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 – Note Payable Shareholder

Notes  Payable to shareholders and related parties total  $824,696 and accrues interest at 5% per annum.

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

Note 9 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate.  Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011. This note was extended for another year.

Note 10 – Convertible Note, net of Discount and Derivative Liability

On Feb 12, 2010, Cemtrex issued a $50,000 convertible debenture to an unrelated third party, Asher Enterprises Inc., that beared interest at 8% per year and maturedon December 12, 2010.  The convertible note was retired during the three months ended December 31, 2010..

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the six month period ended March 31, 2011, we generated revenues of $5,075,803 which is an increase of $3,169,172 from the six month period ended March 31, 2010.  For the six month period ended March 31, 2011, we generated a net profit of $385,101.  For the six month period ended March 31, 2010, we had a net loss of ($190,216).   The following table summarizes these results:

	For the Six Months Ended March 31
	2011	2010
Revenues	5,075,803	$1,906,631
Operating Expenses	801,137	$1,187,945
Net Income (Loss)	385,101	$(190,216)
Income (Loss) Per Share-Basic and Diluted	0.01	$(0.00)
Weighted Average Number of Shares	39,822,862	39,872,862

	As at March 31	As at September 30
	2011	2010
Current Assets	4,578,840	$1,164,757

Total Assets	4,633,867	$1,231,255

Total Liabilities	5,165,162	$2,147,651

Total Stockholders’ Equity (Deficit)	(531,295)	$(916,396)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Month Period ending March 31, 2011 compared to Three Month Period ending March 31, 2010

Net Sales: Net sales for three months ended March 31, 2011 increased by $2,238,993 or 221%, to $3,254,170 from $1,015,177 for the three months ended March 31, 2010 which made up 53% of net sales. Sales growth increased during the three month period ended March 31, 2011 primarily due to increased sales in Griffin and increased sales in Cemtrex –India, a subsidiary..

Gross Profit : Gross Profit for the three months ended March 31, 2011 was $654,363 which made up 20% of net sales as compared to gross profit of $540,949  for the three months ended March 31, 2010 which was 53% of net sales.  The lower gross margin in the three months ended March 31, 2011 was a direct result of low profit margin jobs booked and shipped as compared to the previous quarter and also due to the direct results of low margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended March 31, 2011 decreased $286,266 or 42%,to  $397,718 from $683,984 for the three months ended March 31, 2010.  Operating expenses as a percentage of sales decreased in the three month period ended March 31, 2011 to 12% from 67% in the three month period ended March 31, 2010.  The decrease in operating expenses in the current quarter were primarily due to no marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Net Income/Loss: The Company had net profit of $240,885  which was 7% of net sales, for the three month period ended March 31, 2011 as compared to a net loss of ($153,855) for the three month ended March 31, 2010 which was 15% of net sales.  The profit in the current quarter as compared to loss the previous quarter a year ago, was a result of none marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines and higher gross profit on shipments made during the quarter.The net income percentage in this period as compared to the previous one was a result of higher gross margin sales and lower operating expenses due to none marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Six Month Period ending March 31, 2011 compared to Six Month Period ending March 31, 2010

Net Sales: Net sales for six months ended March 31, 2011 increased by $3,169,172 or 166%, to $5,075,803 from $1,906,631 for the six months ended March 31, 2010. Sales growth increased during the six month period ended March 31, 2011 primarily due to increased sales in Griffin and increased sales in Cemtrex-India, a subsidiary

Gross Profit : Gross Profit for the six months ended March 31, 2011 was $1,217,656 which made up 24% of net sales as compared to a gross profit of $1,012,904 for the six months ended March 31, 2010 which made up 53% of net sales.  The lower gross margin in the six months ended March 31, 2011 was a direct result of lowerr profit margin jobs booked and shipped as compared to the previous quarter and also due to the direct results of lower margin products mix shipped during the period.

Operating Expenses: Operating expenses for the six months ended March 31, 2011 decreased $386,808, or 33%, to $801,137 from $1,187,945 for the six months ended March 31, 2010.  Operating expenses as a percentage of sales decreased in the six month period ended March 31, 2011 to 16% from 62.% in the six month period ended March 31, 2010.  The decrease in operating expenses in the six month period ending March 31, 2011 were primarily due to no marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Net Income/Loss: The Company had net profit of $385,101 which was 8% of net sales, for the six month period ended March 31, 2011 as compared to a net loss of $(190,216) for the six month ended March 31, 2010 which was 10% of sales.  The profit in the six month period ending March 31, 2011 as compared to loss in the six month period ending March 31, 2010 was a result of  none marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines and decreased in operating expenses. .

Provision for Income Taxes: There is no provision for income tax for this period for the net income of $240,885 due to company’s net operating loss carryforwards.

 EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

 Working capital was $238,374 at March 31, 2011 compared to $188,465 at September 30, 2010.  This include cash and cash equivalent of $36,876 at March 31, 2011 and $41,139 at September 30, 2010, respectively. The reason for the increase in working capital was due to profitability of operations during this period

Trade receivables increased $2,973,325  or 406% at March 31, 2011 to $3,705,293 at March 31, 2010 from $731,968 at September 30, 2010. The increase in accounts receivable is attributable to terms and timing of order shipments from customers and big contract by Griffin and added sales of Cemtrex-India, a subsidiary.

Inventories increased $151,570 or 39% to $539,198 at March 31, 2011 from $387,628 at September 30, 2010.  The increased inventory was due to timing of order shipment from customers and receipt of fresh inventories.

Continuing operations provided $34,530 of cash for the three months ended March 31, 2011, compared to usage of $510,175.  The decrease in cash flows was primarily related to payments of account payable and collection of account receivables timing.   Investing activities for continuing operations generated $0 of cash during the three months ended March 31, 2011, compared to use of $0 cash during the three months ended March 31, 2010.  The financing activities during the three months ended March 31, 2011 used up $30,267 in cash from repayment of loans to shareholder and provided $178,706 in cash for the three month period ended March 31, 2010 from loan proceeds.

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

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

CEMTREX, INC.
(Registrant)

Dated: May 16, 2011	By:	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)