Form 10-Q
period 2011-06-30
CEMTREX INC
filed 2011-08-15
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:As of August 2, 2011, the issuer had 40,111,324  shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information

Item 1.       Financial Statements

Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	(UNAUDITED)
	June 30,	September 30,
	2011	2010
Assets
Current Assets
Cash & Equivalents	$53,343	$41,139
Accounts Receivable, Net	1,333,423	731,968
Inventory	343,750	387,628
Prepaid Expenses & Other Assets	200	4,022
Total Current Assets	1,730,716	1,164,757

Property & Equipment, Net	45,066	62,273
Other	4,225	4,225

Total Assets	$1,780,007	$1,231,255

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$563,958	$911,840
Accrued Expenses		191,382
Note payable - Bank	250,000	250,000
Total Current Liabilities	813,958	1,353,222

Non-Current Liabilities
Notes Payable-Shareholder	1,068,892	738,491
Convertible Debenture	—	55,938
Total Non-Current Liabilities	1,068,892	794,429

Total Liabilities	$1,882,850	$2,147,651

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized,1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized,39,822,862 shares issued and outstanding	39,823	39,823
Additional Paid-in Capital	66,506	66,506
Retained Earnings (Accumulated Deficit)	(210,172)	(1,023,725)
Total Stockholders' Equity (Deficit)	(102,843)	(916,396)

Total Liabilities & Stockholders' Equity (Deficit)	$1,780,007	$1,231,255

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$6,001,792	$654,721	$11,077,595	$2,559,972

Cost of Goods Sold	5,184,050	288,578	9,042,197	1,182,027

Gross Profit	817,742	366,143	2,035,398	1,377,945

Operating Expenses
Research and Development	-	-	-	-
General and Administrative	370,352	478,374	1,171,489	1,671,969
Total Operating Expenses	370,352	478,374	1,171,489	1,671,969

Operating Income (Loss)	447,390	(112,231)	863,909	(294,024)

Other Income (Expense)
Other Income	-	-	-	-
Interest Expense	(18,938)	(2,539)	(50,356)	(12,063)
Total Other Income (Expense)	(18,938)	(2,539)	(50,356)	(12,063)

Net Income (Loss) Before Income Taxes	428,452	(114,770)	813,553	(306,087)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	$428,452	$(114,770)	$813,553	$(306,087)

Income (Loss) Per Share-Basic	$0.01	$(0.00)	$0.02	$(0.01)
Income (Loss) Per Share-Diluted	$0.01	$(0.00)	$0.02	$(0.01)

Weighted Average Number of Shares-Basic	39,822,862	39,822,862	39,822,862	39,799,462
Weighted Average Number of Shares-Diluted	39,822,862	39,822,862	39,822,862	39,799,462

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$813,553	$(306,087)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	17,207	17,520
Amortization of Debt Discount	—	11,876
Stock Issued for Services	—	24,000
Reserve for Doubtful Accounts	—	150,000

Changes in operating assets and liabilities:
Accounts Receivable	(601,455)	39,815
Inventory	43,878	36,951
Prepaid Expenses & Other Assets	3,822	14,650
Other Assets	-	(131,540)
Accounts Payable	(347,882)	(395,485)
Accrued Expenses	(191,382)	(198,209)
Derivative Liability	-	32,655

Net Cash Used in Operating Activities	(262,259)	(703,854)

Cash Flows from Investing Activities
Purchase of property and equipment	-	13,452

Net Cash Used in Investing Activities	-	13,452

Cash Flows from Financing Activities
Increase in cash overdraft		53,259
Net Notes from Related Party	330,401	7,308
Proceeds from Line of Credit	—	250,000
Proceeds from (repayment of) Convertible Notes	(55,938)	23,283

Net Cash Provided by Financing Activities	274,463	333,850

Net Increase (Decrease) in Cash	12,204	(356,552)

Cash Beginning of Period	41,139	356,552

Cash End of Period	$53,343	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$5,571	-
Cash Paid during the period for income taxes	-	-

The accompanying notes are an integral part of these financial statements

 Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiaries Griffin Filters, LLC and Cemtrex India Pvt. Ltd.,  (collectively the “Company”), is engaged in manufacturing and selling the most advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services environmental control equipment projects. Company's products are sold to power plants, refineries, chemical plants, cement plants & other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries. The Company has also set up a subsidiary Cemtrex India Pvt. Ltd., located in Mumbai, India to sell emission monitors and related industrial equipment.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC (see Note 5 – Business Combination and Related Party Transactions).

Note 2 - Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared in conformity with generally accepted   accounting principles which contemplate continuation of the company as a going concern. However, as of June 30, 2011, the Company has an accumulated deficit of $210,172.  This and other factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital and continue profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2010 included in the Company’s Form 10-K filed on January 16, 2011.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine month periods ended June 30, 2011 and 2010, the Company recorded $0 impairment loss on long-lived assets.

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

Allowance for doubtful accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.  As of June 30, 2011 and 2010, the Company has reserved $100,000 for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- and $-0- in advertising costs for the nine month periods  ended June 30, 2011 and 2010, respectively.

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

At June 30, 2011 and 2010, the Company has no federal, state or foreign income tax expense due to the Company’s net operating loss carryforwards.

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantee Expense

In accordance with FASB Interpretation No. 45 ("Fin 45"), the Company recognizes, at the inception of a guarantee, the cost of the fair value of the obligation undertaken in issuing the guarantee.

Research and development costs

Expenditures for research & development are expenses as incurred. Such costs are required to be expensed until the point that technological feasibility is established. The Company incurred $-0- and $-0- research and development costs for the nine months periods ended June 30, 2011 and 2010, respectively which were expensed.

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

During the nine  months periods ended June 30, 2011 and 2010, the Company incurred $0 in stock-based compensation expense.

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Property and Equipment

At June 30, 2011  and September 30, 2010, property and equipment are comprised of the following:

	June 30,	September 30,
	2011	2010

Furniture and Office Equipment	$83,687	$83,687
Computer Software	14,080	14,080
Machinery and Equipment	68,942	68,942

Less: Accumulated Depreciation	(121,644)	(104,436)

Net Property & Equipment	$45065	$62,273

Depreciation Expense	$17207	$23,255

Depreciation for the ninemonths ended June 30, 2011 and 2010 was $17,420 and $17,520, respectively.

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

Note 7 – Note Payable Shareholder

Notes  Payable to shareholders and related parties total  $1,068,892 and accrues interest at 5% per annum.

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

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate.  Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2012.

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

OVERVIEW

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs, engineers, assembles and sells emission monitoring  instruments to measure opacity, mercury, sulfur oxides, hydrocarbons, nitrogen oxides, ammonia, carbon dioxide and oxygen in flue gases discharging the stacks in industries such as:  chemicals,  pulp and paper, steel, power, cement, coal  and  petrochemical.  Through its subsidiaries Cemtrex provides turnkey environmental control services on projects globally. The Company sells energy efficiency product called Green DCV, which creates energy efficiency in an existing HVAC system in commercial and industrial facilities by monitoring carbon dioxide levels.  The Company sells air filtration and environmental control products through its subsidiary Griffin Filters Llc and Cemtrex India Pvt. Ltd.

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

EPA Emission Monitoring Requirements

EPA’s emissions monitoring requirements are designed to ensure the compliance with its current regulations pursuant to various programs. The emission monitoring requirements ensure that the emissions data collected is of a known, consistent, and high quality, and that the mass emissions data from source to source are collected in an equitable manner. This is essential to support the Clean Air Markets Program’s mission of promoting market-based trading programs as a means for solving air quality problems

Continuous emissions monitoring (CEM) is instrumental in ensuring that the mandated reductions of SO2, NOxmercury and other pollutants are achieved. While traditional emissions limitation programs have required facilities to meet specific emissions rates, the current Program requires an accounting of each ton of emissions from each regulated unit. Compliance is then determined through a direct comparison of total annual emissions reported by CEM and allowances held for the unit.

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

The Company’s current products include the following:

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

Cemtrex provides direct-extractive and dilution-extractive CEMS equipment & systems that are applicable for utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators, and process controls.  In addition to traditional CEMS designed for maximum reliability and minimal maintenance in monitoring criteria pollutants, the Company can also accurately quantify other gaseous compounds through in-situ or extractive FTIR systems. The Company’s Extractive CEMS can be configured to monitor for one or all of the following: • NOx • SO2 • CO2 • O2 • CO • THC • Mercury • H2S • HCl& HF Acid • NH3 • Particulate • Opacity •

Volumetric Flow and Moisture.
Ammonia Analyzer

The flue gas stream which contains ammonia, nitrogen oxides and in some cases sulfur dioxide utilize Ultra Violet radiation techniques for measurements. All these components absorb UV radiation, and therefore can be monitored by process analyzers that utilize UV absorbance techniques for detection.

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

EMPLOYEES

The Company employs seven (7) full time and two (2) part time employees, consisting of three executive officers, three managers, three (3) technical engineers, and one clerical and administrative support person.  None of our employees are represented by a labor union. In addition, the Company utilizes commission sales personnel and contract design engineers, on an as needed basis. There are no employment agreements.

FACILITIES

The Company does not own any real estate. The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of 2,157.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 2,850.00 expiring on March 30, 2012.  The Company’s Indian subsidiary leases approx. 5000 sq. ft. of office and warehouse space in Mumbai, India from a third party on a month to month basis at a monthly rent of $570.  The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next nine months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

FINANCIAL CONDITION

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section hereof.

For the nine month period ended June 30, 2011, we generated revenues of $11,077,595 which is an increase of $8,517,623 from the nine month period ended June 30, 2010.  For the nine month period ended June 30, 2011, we generated a net profit of $813,553.  For the nine month period ended June 30, 2010, we had a net loss of ($306,087).   The following table summarizes these results:

	For the Nine months Ended
	June 30
	2011	2010

Revenues	11,077,595	2,559,972

Operating Expenses	1,171,489	1,671,969

Net Income (Loss)	813,553	(306,087)

Income (Loss) Per Share-Basic and Diluted	0.02	$(0.01)

Weighted Average Number of Shares

	As at	As at
	June 30	September 30
	2011	2010

Current Assets	$1,730,716	$1,164,757

Total Assets	$1,780,007	$1,231,255

Total Liabilities	$1,882,850	$2,147,651

Total Stockholders’ Equity (Deficit)	$(102,843)	$(916,396)

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

RESULTS OF OPERATIONS

Three Month Period ending June 30, 2011 compared to Three Month Period ending June 30, 2010

Net Sales: Net sales for three months ended June 30, 2011 increased by $5,347,071 or 816%, to $6,001,792 from $654,721 for the three months ended June 30, 2010. Sales growth increased during the three month period ended June 30, 2011 primarily due to large contract executed by Griffin Filters, LLC.

Gross Profit : Gross Profit for the three months ended June 30, 2011 was $817,742 which made up 13% of net sales as compared to Gross profit of $366,143 for the three months ended June 30, 2010 which was 55% of net sales.  The lower gross margin in the three months ended June 30, 2011 was a direct result of low profit margin on the large contract jobs booked and shipped as compared to the previous quarter and also due to the direct results of low margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended June 30, 2011 decreased $108,022 or 22% to  $370,352 from $478,374 for the three months ended June 30, 2010.  Operating expenses as a percentage of sales decreased in the three month period ended June 30, 2011 to 67% from 73% in the three month period ended June 30, 2010.  The decrease in operating expenses in the current quarter were primarily due to no marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Net Income/Loss: The Company had net profit of $428,452 which was 7% of net sales, for the three month period ended June 30, 2011 as compared to a net loss of ($114,770) for the three month ended June 30, 2010 which was 17% of net sales.  The profit in the current quarter as compared to loss the previous quarter a year ago, was a result of higher gross profit from higher seller and no marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines and higher gross profit on shipments made during the quarter.The net income percentage in this period as compared to the previous one was a result of higher gross margin sales and lower operating expenses due to no marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Nine Month Period ending June 30, 2011 compared to Nine Month Period ending June 30, 2010

Net Sales: Net sales for nine months ended June 30, 2011 increased by $8,517,623 or 332%, to $11,077,595 from $2,559,972for the nine months ended June 30, 2010. Sales growth increased during the nine month period ended June 30, 2011 primarily due to a large contract executed by Griffin Filters, LLC.

Gross Profit : Gross Profit for the nine months ended June 30, 2011 was $2,035,398  which made up 18% of net sales as compared to a gross profit of $1,377,945 for the nine months ended June 30, 2010 which made up 53% of net sales.  The lower gross margin in the nine months ended June 30, 2011 was a direct result of lower profit margin on the large contract booked and shipped as compared to the previous quarter and also due to the direct results of lower margin products mix shipped during the period.

Operating Expenses: Operating expenses for the nine months ended June 30, 2011 decreased $500,480, or 29%, to $1,171,489 from $1,671,969 for the nine months ended June 30, 2010.  Operating expenses as a percentage of sales decreased in the nine month period ended June 30, 2011 to 10% from 65% in the nine month period ended June 30, 2010.  The decrease in operating expenses in the nine month period ending June 30, 2011 were primarily a result of higher gross margin on higher sales and lower operating expenses due to no marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines.

Net Income/Loss: The Company had net profit of $813,553 which was 7% of net sales, for the nine month period ended June 30, 2011 as compared to a net loss of $(306,087) for the nine month ended June 30, 2010 which was 11% of sales.  The profit in the nine month period ending June 30, 2011 as compared to loss in the nine month period ending June 30, 2010 was a result of no marketing expenses for promoting Company’s green DCV and ventilation air methane MCDR product lines and decreased in operating expenses and larger Griffin Filters, LLCcontracts.

Provision for Income Taxes: There is no provision for income tax for this period for the net income of $813,553 due to company’s net operating loss carryforwards.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $916,758 at June 30, 2011 compared to $188,465 at September 30, 2010.  This includes cash and cash equivalent of $53,343 at June 30, 2011 and $41,139 at September 30, 2010, respectively. The reason for the increase in working capital was due to profitability of operations during this period

Trade receivables increased $601,455 or 82% at June 30, 2011 to $1,333,423 at June 30, 2011 from $731,968 at September 30, 2010. The increase in accounts receivable is attributable to terms and timing of order shipments from customers and large contracts by Griffin Filters, LLC .

Inventories decreased $43,878 or 11% to $343,750  at June 30, 2011 from $387,628 at September 30, 2010.  The decreased in inventories was due to less purchase of inventory and re-valuation of unusable inventory.

Continuing operations provided $262,259 of cash for the three months ended June 30, 2011, compared to usage of $703,854.  The decrease in cash flows was primarily related to payments of account payable and collection of account receivables timing.   Investing activities for continuing operations generated $ 0 of cash during the three months ended June 30, 2011, compared to use of $ 13,452 cash during the three months ended June 30, 2010.  The financing activities during the three months ended June 30, 2011 used up $274,463 in cash from repayment of loans to shareholder and provided $333,850 in cash for the three month period ended June 30, 2010 from loan proceeds.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2011 fiscal year (ending September 30, 2011). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

OUTLOOK

Due to uncertain domestic climate and uncertain US. environmental regulatory outlook, we cannot be sure of the demand for our products and services in the near future.

We believe there is currently a gradually increasing public awareness of the issues surrounding air quality and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of air quality on society and future generations, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving air quality problems. As a result, we are hopeful that there will be an increase in interest in our mercury monitors, opacity monitors, carbon credits and air filtration products of subsidiary Griffin Filters.

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

Item 3. Quantitative & Qualitative Disclosures about Market Risks

Not applicable.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

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

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

CEMTREX, INC.
(Registrant)

Dated: August 15, 2011	By	/s/ ArunGovil
ArunGovil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 15, 2011	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)