Form 10-K/A
period 2010-09-30
CEMTREX INC
filed 2011-08-31
CIK 1435064

FORM 10-K/A Amendment No.1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of CEMTREX,INC. for the fiscal year ended September 30, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on January 14, 2011 (the “Original Filing”). This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  There are no changes to the body of the Form 10K other than the discussion under “Controls and Procedures.” Additionally, this amended Form 10-K/A, except for the amended information, speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), as appropriate to allow timely decisions regarding disclosure.

The evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer (Principal Executive Officer) and Vice President of Finance (Principal Financial Officer), concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

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

CEMTREX, INC.
(Registrant)

Dated: August 31, 2011	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 31, 2011	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

Dated: August 31, 2011	By	/s/ Ravi Narayan
Ravi Narayan, Vice President of MIP Division and Director

Dated: August 31, 2011	By	/s/ Saagar Govil
Saagar Govil, Secretary and Director