Form 10-K/A
period 2010-09-30
CEMTREX INC
filed 2011-09-09
CIK 1435064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

Commission File Number: 000-53238

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of December 23, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,192,523 based on the average bid and asked price of $0.04 on December 23, 2010.

As of December 23, 2010, the registrant had 40,111,324 shares of common stock outstanding.

Documents incorporated by reference: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the year ended September 30, 2010, as filed with the Securities and Exchange Commission on January 14, 2011 and amended on August 31, 2011, is to amend and correct the certifications required by Exchange Act Rule 13a-14(a).

No other changes have been made to the Form 10-K other than the furnishing of the revised certifications described above.  This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Item 6. Exhibits

31.1 *	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 *	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: September 8, 2011	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: September 8, 2011	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)