Form 10-Q/A
period 2010-12-31
CEMTREX INC
filed 2011-09-09
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2010
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53238
CEMTREX,INC.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, as filed with the Securities and Exchange Commission on February 22 2011 is to amend and correct the certifications required by Exchange Act Rule 13a-14(a).

No other changes have been made to the Form 10-Q other than the furnishing of the revised certifications described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

CEMTREX, INC.
(Registrant)

Dated: September 8 2011	By	/s/ Arun Govil
Arun Govil, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated: September 8, 2011	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)