Form 10-Q/A
period 2011-03-31
CEMTREX INC
filed 2011-09-09
CIK 1435064

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Securities and Exchange Commission on May 16 2011 is to amend and correct the certifications required by Exchange Act Rule 13a-14(a).

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