Form 10-Q/A
period 2011-06-30
CEMTREX INC
filed 2011-09-09
CIK 1435064

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2011, the issuer had 40,111,324  shares of common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15 2011 is to amend and correct the certifications required by Exchange Act Rule 13a-14(a).

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