Form 10-Q/A
period 2011-06-30
CEMTREX INC
filed 2011-09-13
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q within the 30 day grace period provided for the initial submissions of interactive data files, as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report furnishes the following items from our Form 10-Q formatted in XBRL (eXtensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Cash Flows, and (v) the notes to the unaudited Condensed Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above.  This Amendment No. 2 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits

31.1 (1)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)
Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2 (1)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q

(1) Incorporated by reference to the Company’s Form 10-QA, filed with the Securities and Exchange Commission on September 8, 2011.
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