Form 10-K
period 2011-09-30
CEMTREX INC
filed 2012-01-10
CIK 1435064

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐No ☒

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

As of December 21, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,071,356.12 based on the average bid and asked price of $0.28 on December 21, 2011.

As of December 26, 2011, the registrant had 40,599,129 shares of common stock outstanding.

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

Cemtrex Inc. ("Cemtrex" or the "Company") is a Delaware corporation that designs, engineers, assembles and sells emission monitoring equipment and instruments through its MIP division to measure opacity, mercury, sulfur oxides, hydrocarbons, nitrogen oxides, ammonia, carbon dioxide and oxygen in flue gases discharging the stacks in industries such as:  chemicals,  pulp and paper, steel, power, cement, coal  and  petrochemical.   Cemtrex also markets technologies for controlling greenhouse gases such as Methane from coal mines. The Company sells air filtration and environmental control products through its subsidiary Griffin Filters LLC.

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

Company also markets MCDR technology for generating carbon credits from control of Methane from coal mines. MCDR technology utilizes proprietary catalyst to oxidize methane at lower temperatures thus making it economical to destroy methane in ventilation air from coal mines.

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

These governmental regulations affect nearly every industrial activity. The principal federal legislation that was created is the Clean Air Act of 1970, as amended (the Clean Air Act). This legislation requires compliance with ambient air quality standards and empowers the Environmental Protection Agency (EPA) to establish and enforce limits on the emissions of various pollutants from specific types of facilities. The states have primary responsibility for implementing these standards and, in some cases, have adopted standards more stringent than those established by the EPA. In 1990, amendments to the Clean Air Act were adopted which address, among other things, the country acid rain problem by imposing strict control on the emissions of sulfur dioxide from power plants.  During 1997, EPA approved regulations for ozone related emissions and in 1998 EPA issued regulations requiring utilities in 22 states to significantly reduce Nitrogen oxides emissions.

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

The  current products include the following:

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

MARKETING

The Company sells its products globally and relies on manufacturing representatives, distributors, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market our products and services. The Company uses more than eight manufacturing sales representatives in the United States backed by our senior management and technical professionals. The Company’s arrangements with independent sales representatives accord each a defined territory within which to sell some or all of our  products  and  systems,  provide  for the payment of  agreed-upon  sales commissions  and are  terminable  at  will.  The Company’s sales representatives do not have authority to execute contracts on the Company’s behalf.

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

TECHNOLOGY

The Company has developed a broad range of emission monitoring technological base.  The Company’s equipment and instruments are used to measure: (i) particulate, carbon dioxide, nitrogen oxides, and sulfur dioxide from coal-fired power plants, (ii) particulate from cement plants, (iii) hydrocarbons, particulate and sulfur dioxide from refineries, (iv) hydrogen sulfide, carbon monoxide, ammonia, hydrocarbons and other regulated pollutants from chemical plants, steel plants, incinerators and other industrial exhausts. Our emission monitors are capable of meeting all current federal and local emission monitoring standards.  Company also markets technologies for control of Methane from coal mines. The Company has not filed any patents with respect to its technology.

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

EMPLOYEES

The Company employs eleven (11) full time and three part time employees, consisting of three executive officers, three managers, three (3) technical engineers, and one clerical and administrative support persons.  None of our employees are represented by a labor union. In addition, the Company utilizes commission sales personnel and contract design engineers, on an as needed basis. There are no employment agreements.

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

o    Even though we have a profit for the fiscal year ending September 30, 2011, and we may not incur profit for the foreseeable future. We had net income of $1,010,882 for the year ended September 30, 2011 and a net loss of $1,028,682 for the fiscal year ended September 30, 2010. We continue to incur significant expenditures related to  selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses and losses may increase in the foreseeable future as we expand our business.  Further, as a public company we will also incur significant legal, accounting and other expenses that we did not incur as a private company. To maintain profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain whether we will be able to maintain our profitability.

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

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations may be sufficient to fund our operating expenses and capital requirements through September 30, 2012, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling Company shares. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

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

Approximately 65% of our outstanding voting equity is beneficially held by Arun Govil the Company’s Chairman,  as a result of Mr. Govil’s common stock and Series A preferred stock ownership.  Consequently, Mr. Govil will be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

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

As of December 26, 2011, there were approximately 40,599,129 holders of record of the Company's common stock as determined from the Company’s transfer agent’s list.  Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value per share.   On December 26, 2011, there were 40,599,129 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

The Company's Common Stock trades on the over-the-counter bulletin board trading system.  The price ranges presented below represent the highest and lowest quoted bid prices during the third and fourth calendar quarters for 2009, 2010 and 2011 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock

Year	Period	Stock Price
		High	Low
	4th Quarter	$0.28	$0.11
	3rd Quarter	$0.3488	$0.11
	2nd Quarter	$0.3	$0.0221
2011	1st Quarter	$0.0891	$0.021
	4nd Quarter	$0.13	$0.02
	3rd Quarter	$0.198	$0.10
	2th Quarter	$0.44	$0.14
2010	1st Quarter	$0.50	$0.24
	4nd Quarter	$0.53	$0.24
	3rd Quarter	$0.64	$0.45
	2rd Quarter	$0.75	$0.17
2009	1th Quarter	$0.22	$0.008

As reported by the over-the-counter Pink Sheets, on December 20, 2011 the closing sales price of the Company’s Common Stock was $0.285 per share.

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

OVERVIEW

Cemtrex, Inc is an environmental technologies company engaged in manufacturing and selling instruments for emission monitoring products for the industry.  The Company's Griffin Filters subsidiary sells air filtration and environmental control products to power plants, refineries, chemical plants, cement plants and other industries, including federal and state governmental agencies.

Financial condition

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included below.

FISCAL YEAR ENDED SEPTEMBER 30, 2011

	Year Ended September 30,
	2011	2010
Revenues	$13,732,153	$3,304,055
Operating Expenses	$1,027,407	$2,393,496
Net Income (Loss)	$1,010,882	$(1,028,682)
Net Income (Loss) Per Common Share,	$0.02	$(.03)
Basic and Diluted	$0.02	$(0.03)
Weighted Average Number of Shares	39,772,862	39,772,862

	September 30,
	2011	2010
Current Assets	$1,257,988		$1,164,757
Total Assets	$2,429,119		$1,231,255
Total Liabilities	$2,334,633		$2,147,651
Total Stockholders’ Equity(Deficit)	$94,486	$	(916,396)

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

RESULTS OF OPERATIONS

Net Sales:. Net sales for 2011 increased by $10,428,098 or 75.93%, to $13,732,153., from $3,304,055 in 2010. Sales increased during the year of 2011 primarily due to a large project executed by Griffin Filters  during the year.

Gross Profit: Gross profits  for 2011 increased $739,628 or 34.70%  to $2,131,412, which was 15.52% of net sales, from $1,391,784 in 2010, which was  42.12% of  net sales. The increase in gross margin in 2011 was a direct results of  the large  contract executed by  Griffin Filters. In 2011, the lower gross margin was a result of the low gross margin of the large project executed during the year.

Operating Expenses: Operating expenses for 2011 decreased $1,366,089 or 132.96%, to $1,027,407 from $2,393,496 in 2010. Operating expenses as percentage of sales decreased in 2011 to 7.48% from 72.44% in 2010. The percentage decrease in operating expenses percentage was primarily due to higher sales in 2011 as compared to 2010. The 132.96% decrease in operating expenses in 2011 was due to lower selling and general expenses as a result of reduced activity in Green DCV and carbon credits business as result of poor market conditions.

Net Income/Loss: The Company had a net income of $1,010,882 as compared to net loss of $1,028,682 in 2010 after provision of income tax of $ 3,445.The net income in 2011 was a direct result of higher sales due to execution of large contract by Griffin Filters.

Provision for Income Taxes: No income tax provision for this year due to  Net operating loss carry forward in 2011.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $443,533 at September 30, 2011, compared to ($188,465) at September 30, 2010. This included cash and cash equivalents of $415,369 and $41,139 at September 30,2011 and 2010, respectively.

Trade receivables decreased by $470,419 or 179.85% at  September 30,2011 to $261,549 from $731,968 as at September 30, 2010.The decrease in accounts receivable is attributable to  change of terms of contract and shipments date. .

Inventories decreased  $69,732 or 21.94% to $317,896 at September 30,2011 from $ 387,628 as at September 30, 2010.The decrease in  inventory was due to relatively less purchase of inventory and more shipments of  ongoing  jobs and contracts.

Continuing operations used ($101,519) of cash for the fiscal year ended September 30,2011, compared to using ($968,932) of cash for the fiscal year ended September 30,2010. The decrease in cash flows was primarily related to the increase in inventory combined with increase in accounts payable. Investing activities for continuing operations used $0 of cash during 2011, compared to providing $390 during 2010. The Financing activities in 2011 generated $ 475,749.We believe that our cash on hand, cash generated by operations, may be sufficient to meet the capital demands of our current operations during 2012 fiscal year. Any major increases in sales, big contract with high margin especially in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially impact of growth potential.

Outlook

We anticipate that the outlook for our products and services remains fairly strong and we are positioned well to take advantage of it.

We believe there is currently a gradually increasing public awareness of the issues surrounding air quality and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of air quality on society and future generations, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving air quality problems. As a result, we believe there will be an increase in interest in our emission monitors,  and environmental control products of subsidiary Griffin Filters.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Name and Address	Age	Positions and Offices

Arun Govil	56	Chairman of the Board of Directors
19 Engineers Lane
Farmingdale, New York 11735

Saagar Govil	25	President, Chief Executive Officer, Secretary & Director
19 Engineers Lane
Farmingdale, New York 11735

Renato Dela Rama	63	Chief Financial Officer and Director
19 Engineers Lane
Farmingdale, New York 11735

Ravi Narayan	52	Vice President and Director
19 Engineers Lane
Farmingdale, New York 11735

Arun Govil, is the Chairman and has been with the Company since December 2004. Mr. Govil is also President (and owner) of Ducon Technologies Inc., a privately held company engaged in air pollution control systems business since 1996. Prior to 1996 Mr. Govil, Mr. Govil worked at various management and technical   positions in the environmental industry.  Mr. Govil holds a B.E. degree in Chemical Engineering and a M.B.A. in Finance. He is also a licensed Professional Engineer in New York State and New Jersey.

Saagar Govil has been with the Company since July 2008 and is Company’s Chief Executive Officer and President since Dec. 2011. Earlier he was Vice President of operations. Saagar Govil has a B.S. in Materials Engineering from Stony Brooke University, N.Y.  Saagar Govil is the son of Arun Govil.

Renato Dela Rama has been our Chief Financial Officer since December 2004. Mr. Dela Rama also works as an accountant for Ducon Technologies Inc. since 2004. Prior to that, he worked in various accounting and financial management positions. Mr. Dela Rama holds a B.S. degree in accounting.

Ravi Narayan has been with the Company since 2002 as general manager. In 2009 he became Vice president of the Company and a Director. From 1993 to 2001 Mr. Narayan worked as a Technical manager at Procal UK Ltd. Mr. Narayan has a BE in Electronic and Instrument Engineering and an MBA in Business administration.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representation that no other reports are required, Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were filed timely during the most recent fiscal year. [

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

EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Cemtrex's named executive officers.  As of December 26, 2011, two of our executive officers are currently earning compensation.   Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2009, 2010 and 2011 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

		SUMMARY COMPENSATION TABLE			LONG-TERM
NAME AND PRINCIPAL		ANNUAL COMPENSATION TABLE			COMPENSATION AWARDS
					SECURITIES UNDERLYING
POSITION	YEAR	SALARY	BONUS	OTHER	OPTIONS/SARS
Arun Govil	2009	$150,000	$0	$0	—
Chairman,	2010	$115,482	$0	$0	—
	2011	$100,000	$0	$0	—

Saagar Govil	2009	0
Chief Executive Officer	2010	0
President	2011	$100,000

Ravi Naravan	2009	$110,577	—	—	—
Vice President, Director	2010	$92,456	$0	$0	—
	2011	$99,570	$0	$0	—

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 26, 2011 by:

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

As of December 26, 2011, 40,599,129 shares of common stock are issued and outstanding.  Applicable percentage ownership in the following table is based on 40,599,129 shares of common stock outstanding as of December 26, 2011.(1)

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 26, 2011 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Owner	Title	Amount Owned		Percentage of Issued Common Stock (1)
Common Stock	Arun Govil	Chairman of the Board	25,430,000	(2)(3)	64.0
	19 Engineers Lane
	Farmingdale, New York 11735
Preferred Stock	Arun Govil	Chairman of the Board	1,000,000	(2)	-+
	19 Engineers Lane
	Farmingdale, New York 11735
Common Stock	Saagar Govil	Chief Executive Officer	3,000,000		7.6
	19 Engineers Lane	& President & Director
	Farmingdale, New York 11735
Common Stock	Ravi Narayan	Vice President and	800,000		0
	19 Engineers Lane	Director
	Farmingdale, New York 11735
Common Stock	Renato Dela Rama	Chief Financial Officer	400,000		1.0
	19 Engineers Lane	and Director
	Farmingdale, New York 11735
Common Stock	All directors and executive officers as a group (4 persons)		29,630,000		74.6

(1)
Except as otherwise noted herein, the percentage is determined on the basis of 40,599,129 shares of our common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)
The Series A Preferred Stock issued by the Company to Arun Govil the Company’s Chairman and former CEO, President and Treasurer in conjunction with the settlement of the debenture issued as consideration for the purchase of Griffin Filters, Inc. Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. The shares of Series A Preferred Stock represent 100% of the total Series A Preferred Stock issued and outstanding.

(3)	Includes the shares owned by Ducon Technologies Inc. is owned by Arun Govil the Chairman and former Chief Executive Officer, Treasurer and President of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 8, 2009, the Company entered into a letter agreement with Arun Govil, the Chairman and former Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007 (the " Note ") in connection with the purchase of Griffin Filters LLC ( “Griffin”).  The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the outstanding amount was convertible into 30,000,000 shares of our common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. In consideration of the issuance of the Common Stock and Preferred Stock described above, Mr. Govil agreed to forfeit 27,500,000 shares of our common stock issuable as per the original terms of the Note.

Ducon Technologies, Inc. is owned by Arun Govil, the Chairman of the Company.

Renato Dela Rama the Chief Financial Officer of the Company is also an accountant with Ducon Technologies Inc.

Saagar Govil, Chief Executive Officer & President, is the son of  Arun Govil the Chairman of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Board of Directors does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2011 and September 30, 2010 by Gruber & Company, LLP, our independent auditors for the fiscal years ended September 30, 2011 and 2010:

	2010	2011

Audit Fees	33,000		$30,000
Audit-Related Fees	1,546		$1,500
Tax Fees		$
Other Fees		$
Totals	34,546		$31,500

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2011 for us to become a fully reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged by Gruber & Company, LLC, LLP were consistent with Gruber & Company, LLC maintaining its independence from us.

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

Report of Independent Registered Public Accounting Firm
Audited Consolidated Balance Sheets as of September 30, 2011 and September 30, 2010
Audited Consolidated Statements of Operations for the Year Ended September 30, 2011 and 2010
Audited Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2011, and 2010
Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2011 and 2010
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

CEMTREX, INC.
(Registrant)

Dated: January 10, 2012	By	/s/ Arun Govil
Arun Govil, Chairman of the Board,

Dated: January 10, 2012	By	/s/ Renato Dela Rama
Renato Dela Rama, Chief Financial Officer (Principal Financial Officer)

Dated: January 10, 2012	By	/s/ Ravi Narayan
Ravi Narayan, Vice President and Director

Dated: January 10, 2012	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer), Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF CEMTREX, INC.

We have audited the accompanying consolidated balance sheet of Cemtrex, Inc. and Subsidiary as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cemtrex, Inc. and Subsidiary at September 30, 2011 and 2010, and the results of its’ consolidated operations and its’ consolidated stockholders equity and consolidated cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

Gruber & Company, LLC

Saint Louis, Missouri

December 27, 2011

Cemtrex, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,
	2011	2010
Assets
Current Assets
Cash and Equivalents	$415,369	$41,139
Accounts Receivable	261,549	731,968
Inventory (Note 2)	317,896	387,628
Prepaid Expenses and Other Current Assets (Note 4)	263,174	4,022
Total Current Assets	1,257,988	1,164,757

Property and Equipment, Net (Note 2 and 3)	39,331	62,273
Due From Related Parties (Note 11)	1,127,575	-
Other	4,225	4,225

Total Assets	$2,429,119	$1,231,255

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$650,401	$911,840
Customer Deposits	15,600	-
Accrued Expenses	148,454	191,382
Notes Payable- Bank (Note 7)	-	250,000
Total Current Liabilities	814,455	1,353,222

Non-Current Liabilities
Notes Payable-Officer (Note 5)	1,520,178	738,491
Convertible Debenture (Note 6)	-	55,938
Total Non-Current Liabilities	1,520,178	794,429

Total Liabilities	$2,334,633	$2,147,651

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,822,862 and 39,822,862 shares issued and outstanding, respectively	39,823	39,823
Additional Paid-in Capital	66,506	66,506
Accumulated Deficit	(12,843)	(1,023,725)
Total Stockholders' Equity (Deficit)	94,486	(916,396)

Total Liabilities & Stockholders' Equity (Deficit)	$2,429,119	$1,231,255
The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Twelve Months Ended
	September 30,
	2011	2010

Revenues (Note 2)	$13,732,153	$3,304,055

Cost of Goods Sold (Note 2)	11,600,741	1,912,271

Gross Profit	2,131,412	1,391,784

Operating Expenses
General and Administrative (Note 2)	1,027,407	2,393,496
Total Operating Expenses	1,027,407	2,393,496

Operating Income (Loss)	1,104,005	(1,001,712)

Other Income (Expense)
Interest Expense	(93,123)	(26,970)
Total Other Income (Expense)	(93,123)	(26,970)

Income (Loss) Before Income Taxes	1,010,882	(1,028,682)

Provision for Income Taxes (Note 2)	-	-

Net Income (Loss)	$1,010,882	$(1,028,682)

Income (Loss) Per Share-Basic	$0.02	$(0.03)
Income (Loss) Per Share-Diluted	$0.02	$(0.03)

Weighted Average Number of Shares-Basic	39,772,862	39,772,862
Weighted Average Number of Shares-Diluted	39,772,862	39,772,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$1,010,882	$(1,028,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	22,942	23,255
Common stock issued for services	-	24,000
Bad Debt Expense	72,604	-
Changes in operating assets and liabilities:
Accounts Receivable	397,815	216,847
Inventory	69,732	(53,526)
Prepaid Expenses and Other Assets	(259,152)	10,628)
Due from Related Party	(1,127,575)
Other Assets	-	-
Accounts Payable	(261,439)	35,041
Customer Deposits	15,600
Accrued Expenses	(42,928)	(196,495)

Net Cash Used in Operating Activities	(101,519)	(968,932)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(390)

Net Cash Used in Investing Activities	-	(390)

Cash Flows from Financing Activities
Proceeds from Bank Loan	-	250,000
Repayment of Bank Loan	(250,000)	-
Net Loans from Shareholders	781,687	347,971
Proceeds from Convertible Debenture	-	55,938
Repayment of Convertible Debenture	(55,938)	-

Net Cash Provided by Financing Activities	475,749	653,909

Net Increase (Decrease) in Cash	374,230	(315,413)

Cash Beginning of Period	41,139	356,552

Cash End of Period	$415,369	$41,139
Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$16,939	$-
Cash Paid during the period for income taxes	-	-
The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock-Series A		Common Stock
	Number of Shares	Par Value ($0.001) Amount	Number of Shares	Par Value ($0.001) Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at September 30, 2008	-	$-	34,327,862	$34,328	$(1,259,524)	$(150,053)	$(1,375,249)
Shares Issued for Conversion of Convertible Debt	1,000,000	1,000	2,500,000	2,500	1,296,500	-	1,300,000
Shares Issued for Cash	-	-	2,895,000	2,895	5,630	-	8,525
Net Income	-	-	-	-	-	155,010	155,010
Balance at September 30, 2009	1,000,000	1,000	39,722,862	39,723	42,606	4,957	88,286
Shares Issued for Services			100,000	100	23,900		24,000
Net loss						(1,028,682)	(1,028,682)
Balance at September 30, 2010	1,000,000	1,000	39,822,862	39,823	66,506	(1,023,725)	(916,396)
Net Income	-	-	-	-	-	1,010,882	1,010,882
Balance at September 30, 2011	1,000,000	$1,000	39,822,862	$39,823	$66,506	$(12,843)	$94,486

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC (collectively the “Company”), is engaged in manufacturing and selling advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. Company's products are sold to power plants, refineries, chemical plants, cement plants and other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries. The Company has also set up a subsidiary Cemtrex India Pvt. Ltd., located in Mumbai, India to sell emission monitors and related industrial equipment.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC (see Note 5 – Business Combination and Related Party Transactions).

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Cemtrex Inc. (the Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cemtrex, Inc. and its wholly subsidiaries Griffin Filters, LLC and Cemtrex India (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Foreign Operations

Operations outside the United States include a subsidiary in India.   Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Net assets of foreign operations are less than 10% of the Company’s total net assets.

The financial statements of the Company’s India  subsidiary are prepared using the U.S. dollar as the functional currency. As a result, the transactions of those operations that are denominated in foreign currencies are remeasured into U.S. dollars, and any resulting gains or losses are included in earnings.

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit.  The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company monitors its exposure for credit losses and maintains allowance for anticipated losses as required.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect that reported amounts of revenues and expenses during the reporting period.  Actual events and results could differ from those assumptions and estimates.

Inventories

Inventories are comprised of replacement parts, system components and finished systems, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.  A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary.   As of September 30, 2011 and 2010 the Company determined that no valuation allowance was required.

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

Impairment of long-lived asset

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During fiscal years ended September 30, 2011 and 2010, the Company recorded $0 impairment loss on long-lived assets.

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

Revenue recognition

The Company’s revenues are generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title, risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured.

When a sales contract qualifies for percentage of completion accounting, the revenue is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined.

Cost of sales

The Company includes all costs directly related to the production of goods for sale in cost of goods sold. The Company classifies direct material, direct labor, production related overheads, freight and distribution costs, and the depreciation and amortization of assets directly used in the production of goods for sale as cost of sales in the statement of operations.

Selling, general and administrative expenses

The Company includes all costs not directly related to the production of goods for sale in selling, general and administrative expenses. These costs include mainly administrative and selling labor, related support materials and the depreciation and amortization of assets used in the administrative and selling functions.

Shipping and Handling Costs

Freight billed to customers is considered sales revenue and the related freight cost as a cost of sales.

Allowance for Doubtful Accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable.  As of September 30, 2011 and 2010, the Company has reserved $100,000 and $100,000 respectively for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $3,753 and $25,450 in advertising costs for the years ended September 30, 2011 and 2010, respectively.

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

The provision for income taxes is as follows:

	2011	2010
Current taxes payable:
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—

Deferred tax asset:	(49,989)	(421,760)
Deferred tax valuation allowance	49.989	421,760
	—	—
Total	$—	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2011	2010
U.S. statutory rate	34.0%	34.0%
State income taxes (net of federal benefit)	7.0	7.0
Taxes on foreign income in excess of U.S. tax	—	—
Benefit of net operating loss carryforward	(41.0)	(41.0)
Effective rate	—%	—%

Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

● Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

● Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

● Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

During fiscal years ended September 30, 2011 and 2010, the Company incurred $-0- and $-0- in stock-based compensation expense.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In September 2011 the Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350.  Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.    This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. - ASU 2011-05. Current US GAAP allows companies to present the components of comprehensive income as a part of the statement of changes in stockholders' equity. This ASU eliminates that option. in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income This ASU is effective interim and annual periods beginning after December 15, 2011.  This ASU should be applied retrospectively. There are no specific transition disclosures

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 - Property and Equipment

At September 30, 2011 and September 30, 2010, property and equipment are comprised of the following:

	September 30,
	2011	2010

Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392

Less: Accumulated Depreciation	(127,379)	(104,437)

Net Property and Equipment	$39,331	$62,273

Depreciation for the twelve months ended September 30, 2011 and 2010 was $22,942 and $23,255, respectively.

 Note 4 – Prepaid Expenses and Other Current Assets

At September 30, 2011 and September 30, 2010, prepaid expenses and other current assets are comprised of the following:

	September 30,
	2011	2010

Deposits on inventory	$263,174	$4,022

Note 5 – Note Payable - Officer

Notes  Payable to Arun Govil, the Company’s Chairman, Chief Executive Officer, Treasurer and President total  $1,520,178 and accrues interest at 5% per annum.  The note payable is unsecured and has no due date.

Note 6 – Convertible Debenture

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

Note 7 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate, with an interest rate of 4.00625% at September 30, 2010.  Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011.  At September 30, 2011 the balance due on the line of credit was $-0-.

Note 8 – Convertible Note, net of Discount and Derivative Liability

On Feb 12, 2010, Cemtrex issued a $50,000 convertible debenture to an unrelated third party, Asher Enterprises Inc., that bears interest at 8% per year and matures on December 12, 2010 at which time it is convertible into Cemtrex common shares at a conversion price equaling 65% of the average trading price during the past ten days from the maturity date.  The Company repaid the note during the first quarter ended December 31, 2010.

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

Note 9– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of September 30, 2011 and September 30, 2010, there were 1,000,000 shares issued and outstanding, respectively.

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

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of September 30, 2011 and 2010, there were 39,822,862 and 39,822,862 shares issued and outstanding, respectively.

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

Note 11– Concentrations and Related Party Transactions

The Company has operations in the United States and India.  Sales in the United States totaled $2,781,143 and $3,304,055 for the years ended September 30, 2011 and 2010.  Sales in India totaled $10,951,010 and $-0- for the years ended September 30, 2011 and 2010.

The Company’s net assets in India totaled  $3,877 and $-0- at September 30, 2011 and 2010.

The Company had sales to Ducon Technologies, Inc., a related party, totaling $8,920,875 and $200,000for the years ended September 30, 2011 and 2010.  The accounts receivable from Ducon Technologies, Inc. totaled $1,127,575 and $200,000 at September 30, 2011 and 2010.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $263,174 for supplies at September 30, 2011.