Form 10-Q
period 2011-12-31
CEMTREX INC
filed 2012-02-21
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 2, 2011, the issuer had 40,599,129 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2011	2011
Assets
Current Assets
Cash & Equivalents	$56,553	$415,369
Accounts Receivable, Net	510,527	261,549
Inventory	365,013	317,896
Prepaid Expenses & Other Assets	265,923	263,174
Total Current Assets	1,198,016	1,257,988

Property and equipment, net	33,595	39,331
Due from related parties	1,519,075	1,127,575
Other	19,225	4,225

Total Assets	$2,769,911	$2,429,119

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$713,357	$650,401
Accrued Expenses	236,471	148,454
Customer deposits	350	15,600
Total Current Liabilities	950,178	814,455

Non-Current Liabilities
Notes Payable-Shareholder	1,535,685	1,520,178
Total Non-Current Liabilities	1,535,685	1,520,178

Total Liabilities	$2,485,863	$2,334,633

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,822,862 and 39,822,862 shares issued and outstanding, respectively	39,823	39,823
Additional Paid-in Capital	66,506	66,506
Retained Earnings (Accumulated Deficit)	176,719	(12,843)
Total Stockholders' Equity (Deficit)	284,048	94,486

Total Liabilities & Stockholders' Equity (Deficit)	$2,769,911	$2,429,119

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Operations

	(Unaudited)
	For the Three Months Ended
	December 31,
	2011	2010

Revenues	$2,020,916	$1,821,634

Cost of Goods Sold	1,403,637	1,258,340

Gross Profit	617,279	563,294

Operating Expenses
Research and Development	-	-
General and Administrative	318,618	403,419
Total Operating Expenses	318,618	403,419

Operating Income (Loss)	298,661	159,875

Other Income (Expense)
Other Income	-	-
Interest Expense	(15,364)	(15,658)
Total Other Income (Expense)	(15,364)	(15,658)

Net Income (Loss) Before Income Taxes	283,297	144,217

Provision for Income Taxes	$93,735	-

Net Income (Loss)	$189,562	$144,217

Income (Loss) Per Share-Basic	$0.00	$0.01
Income (Loss) Per Share-Diluted	$0.00	$0.01

Weighted Average Number of Shares-Basic	39,822,862	39,822,862
Weighted Average Number of Shares-Diluted	39,822,862	39,822,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	(Unaudited)
	For the Three Months Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$189,562	$144,217

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	5,736	5,735
Changes in operating assets and liabilities:
Accounts Receivable	(640,478)	(1,135,072)
Inventory	(47,117)	(19,116)
Prepaid Expenses & Other Assets	(2,749)	(27,164)
Accounts Payable	62,956	878,098
Accrued Expenses	72,767	56,802

Net Cash Used in Operating Activities	(359,323)	(96,500)

Cash Flows from Investing Activities
Purchase of Investment	(15,000)	-

Net Cash Used in Investing Activities	(15,000)	-

Cash Flows from Financing Activities
Net Loans from Shareholders	15,507	149,521
Repament of convertible debenture	-	(55,938)
Common Stock Issued for Cash	-	-

Net Cash Provided by Financing Activities	15,507	93,583

Net Increase (Decrease) in Cash	(358,816)	(2,917)

Cash Beginning of Period	415,369	41,139

Cash End of Period	$56,553	$38,222

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$6,055
Cash Paid during the period for income taxes	-	-

 The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC (collectively the “Company”), is engaged in manufacturing and selling advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Company's products are sold to power plants, refineries, chemical plants, cement plants and other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration and environmental control equipment and systems to a variety of industries.

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2011 included in the Company’s Form 10-K filed on January 10, 2012.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations.  The operating results for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cemtrex, Inc. and its wholly subsidiary Griffin Filters, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC insurance limit.  The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company monitors its exposure for credit losses and maintains allowance for anticipated losses as required.

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

Inventories

Inventories are comprised of replacement parts, system components and finished systems, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.  A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary.   As of December 31, 2011 and September 30, 2011 the Company determined that no valuation allowance was required.

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

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- and $-0- in advertising costs for the three months ended December 31, 2011 and 2010, respectively.

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

The provision for income taxes is as follows:

	December 31	September 30
Current taxes payable:
Federal	$79,323	$—
State	14,412	—
	$93,735	—

Deferred tax asset:	—	(49,989)
Deferred tax valuation allowance	—	49,989
	—	—

Total	$—	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

U.S. statutory rate	28.0%	28.0%
State income taxes (net of federal benefit)	5.0	5.0
Taxes on foreign income in excess of U.S. tax	—	—
Benefit of net operating loss carryforward	—	(33.0)
Effective rate	—%	—%

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

During the three months ended December 31, 2011 and 2010, the Company incurred $-0- and $-0- in stock-based compensation expense.

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

Note 3 - Property and Equipment

At December 31, 2011 and September 30, 2011, property and equipment are comprised of the following:

	September 30,
	2011	2010

Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392

Less: Accumulated Depreciation	(133,115)	(127,379)

Net Property and Equipment	$39,331	$39,331

Depreciation for the threee months ended December 31, 2011 and 2010 was $5,736 and $5,735, respectively.

  Note 4 – Prepaid Expenses and Other Current Assets

At December 31, 2011 and September 30, 2011, prepaid expenses and other current assets are comprised of the following:

	September 30,
	2011	2010

Deposits on inventory	$265,923	$263,174

Note 5 – Note Payable - Officer

Notes  Payable to Arun Govil, the Company’s Chairman, former Chief Executive Officer, Treasurer and President total $1,535,685 and  $1,520,178 at December 31, 2011 and September 30, 2011 and accrues interest at 5% per annum.  The note payable is unsecured and has no due date.

Note 6 – Convertible Debenture

On September 8th, 2009, Cemtrex, Inc. entered into a letter agreement with Arun Govil, the Chairman, former Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007.  The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the Outstanding Amount was convertible into 30,000,000 shares of the Company’s common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of common stock of the Company, par value $0.001 and 1,000,000 shares of Series A Preferred Stock of the Company, par value $0.001 per share. Mr. Govil agreed to forfeit 27,500,000 shares of common stock issuable as per the original terms of the Note.

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

Note 9– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of December 31, 2011 and September 30, 2011, there were 1,000,000 shares issued and outstanding, respectively.

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

On September 8th , 2009, the Company issued 1,000,000 Series A Preferred Shares to Arun Govil, the Chairman, former Chief Executive Officer, Treasurer and President of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of December 31, 2011 and September 31, 2010, there were 39,822,862 and 39,822,862 shares issued and outstanding, respectively.

On September 8th , 2009, the Company issued 2,500,000 common shares to Arun Govil, the Chairman, former Chief Executive Officer, Treasurer and President of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).  In addition, the Company issued 2,895,000 common shares for cash totaling $8,525.

During March 2010 the Company issued 100,000 common shares for services totaling $24,000.

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

Note 11– Concentrations and Related Party Transactions

The Company had sales to Ducon Technologies, Inc., a related party, totaling $841,500 and d $-0-for the three months ended December 31, 2011 and 2010.  The accounts receivable from Ducon Technologies, Inc. totaled $1,535,685 and $1,520,178 at December 31, 2011 and September 30, 2011.

The Company purchased materials from Ducon Technologies, Inc. totaling $825,000 and $-0- for the three months ended December 31, 2011 and 2010.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $265,923 and $263,174 for supplies at December 31, 2011 and September 30, 2011.

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

The owner or operator of a unit regulated under the Acid Rain Program must install CEM systems on the unit unless otherwise specified in the regulation. CEM systems include:

An SO2 pollutant concentration monitor.

A NOx pollutant concentration monitor.

A volumetric flow monitor.

An opacity monitor.

A diluent gas (O2 or CO2) monitor.

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

Units burning oil may monitor SO2 mass emissions by one of the following methods:

daily manual oil sampling and analysis plus oil flow meter (to continuously monitor oil usage)

sampling and analysis of diesel fuel oil as-delivered plus oil flow meter automatic continuous oil sampling plus oil flow meter

SO2 and flow CEMs.

Gas-fired and oil-fired base-loaded units must use NOx CEMs.

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

For the three month period ended December 31, 2011, we generated revenues of $2,020,916 which is an increase of $199,282 from the three month period ended December 31, 2010. For the three month period ended December 31, 2011, we generated a net profit of $283,297. For the three month period ended December 31, 2010, we had a net income of $144,217. The following table summarizes these results:

	For the Three months Ended
	December 31
	2011	2010

Revenues	2,020,916	1,821,634

Operating Expenses	318,618	403,419

Net Income (Loss)	189,562	144,217

Income (Loss) Per Share-Basic and Diluted	0.01	0.01

Weighted Average Number of Shares	39,822,862	39,822,862

	As at	As at
	December	September
	31	30
	2011	2011

Current Assets	$1,198,016	$1,257,988

Total Assets	$2,769,911	$2,429,119

Total Liabilities	$2,485,863	$2,334,633

Total Stockholders’ Equity (Deficit)	$284,048	$94,486

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

RESULTS OF OPERATIONS

Three Month Period ending December 31, 2011 compared to Three Month Period ending December 31, 2010

Net Sales: Net sales for three months ended December 31, 2011 increased by $199,282 or 11%, to $2,020,916 from $1,821,634 for the three months ended December 31, 2010. Sales growth increased during the three month period ended December 31, 2011 primarily due to large contracts by Griffin Filters.

Gross Profit : Gross Profit for the three months ended December 31, 2011 was $617,279 which made up 31% of net sales as compared to Gross profit of $563,294 for the three months ended December 31, 2010 which was 31% of net sales. The lower gross margin in the three months ended December 31, 2011 was a direct result of low profit margin jobs booked and shipped as compared to the previous quarter was also due to the direct results of low profit margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended December 31, 2011 decreased $84,801 or 21% to $318,618 from $403,419 for the three months ended December 31, 2010. Operating expenses as a percentage of sales decreased in the three month period ended December 31, 2011 to 16% from 23% in the three month period ended December 31, 2010. The decrease in operating expenses in the current quarter were primarily due to a decrease in administrative and marketing expenses for promoting Cemtrex’s Green DCV and Ventilation Air Methane MCDR product lines.

Net Income/Loss: The Company had net profit of $189,562 which was 10% of net sales, for the three month period ended December 31, 2011 as compared to a net income of $144,217 for the three month ended December 31, 2010 which was 8% of net sales. The profit in the current quarter increased as compared to income the previous quarter a year ago, was a result of a decrease in administrative and marketing expenses for promoting the Company’s Green DCV and Ventilation Air Methane MCDR product lines and higher gross profit on shipments made during the quarter. The net income percentage in this period as compared to the previous one was a result of higher gross margin sales and lower operating expenses due to a decrease in administrative and marketing expenses for promoting Cemtrex’s Green DCV and Ventilation Air Methane MCDR product lines.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $247,838 at December 31, 2011 compared to $443,533 at September 30, 2011. This includes cash and cash equivalent of $56,553 at December 31, 2011 and $415,369 at September 30, 2011, respectively. The reason for the decrease in working capital was due to unprofitability of operations during this period.

Trade receivables increased $248,978 or 96% at December 31, 2011 to $510,527 at December 31, 2011 from $261,549 at September 30, 2011. The increase in accounts receivable is attributable to terms and timing of order shipments from customers and large contracts by Cemtrex Inc..

Inventories increased $47,117 or 15% to $365,013 at December 31, 2011 from $317,896 at September 30, 2011. The increased in inventories was due to more purchase of inventory and re-valuation of unusable inventory.

Continuing operations provided $359,323 of cash for the three months ended December 31, 2011, compared to usage of $96,500. The increase in cash flows was primarily related to collection of account receivables timing. Investing activities for continuing operations generated $15,000 of cash during the three months ended December 31, 2011, compared to use of $0 cash during the three months ended December 31, 2010. The financing activities during the three months ended December 31, 2011 used up $15,507 in cash from repayment of loans to shareholder and provided $93,583 in cash for the three month period ended December 31, 2010 from loan proceeds.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2012 fiscal year (ending September 30, 2012). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

OUTLOOK

We anticipate that the outlook for our products and services remains fairly strong and we are positioned well to take advantage of it.

We believe there is currently a gradually increasing public awareness of the issues surrounding air quality and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of air quality on society and future generations, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving air quality problems. As a result, we believe there will be an increase in interest in our mercury monitors, opacity monitors, carbon credits and air filtration products of subsidiary Griffin Filters. Due to recent regulations by the EPA regarding industrial and commercial boilers we anticipate that over the next three years there will be a major push by many boiler operators to install equipment we develop and market.

We currently also notice increased nationwide awareness for energy efficiency and hence anticipate that there will be greater interest in our Green DCV products. Additionally we decreased our marketing expenses for Green DCV due to a change in deployment strategy shifting away from marketing to end users and focusing on resellers. We have entered into an agreement with a company in India for the installation of Green DCV systems in many buildings throughout the country. Presently the contract is in preliminary planning stages and no revenue has been recognized from this contract.

We also plan to grow our business this year through means of acquisitions and investments. We believe in long term business strategies of five to seven year time horizons. As a result we are looking to expand into new industries and markets where we can leverage our assets and talent into driving value for our shareholders.

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

CEMTREX, INC.
(Registrant)

Dated: February 21, 2012	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 21, 2012	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

