Form 10-Q
period 2012-03-31
CEMTREX INC
filed 2012-05-07
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2012, the issuer had 39,822,862 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiary

Consolidated Balance Sheets

	(UNAUDITED)
	March 31,	September 30,
	2012	2011
Assets
Current Assets
Cash & Equivalents	$81,741	$415,369
Accounts Receivable, Net	407,092	261,549
Inventory	317,314	317,896
Prepaid Expenses & Other Assets	383,854	263,174
Total Current Assets	1,190,001	1,257,988

Property & Equipment, Net	27,860	39,331
Due From Related Parties	2,319,075	1,127,575
Other	34,225	4,225

Total Assets	$3,571,161	$2,429,119

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$502,773	$650,401
Accrued Expenses	875,945	148,454
Accrued Income Taxes	220,300	—
Customer Deposits	350	15,600
Total Current Liabilities	1,599,368	814,455

Non-Current Liabilities
Notes Payable-Shareholder	1,518,274	1,520,178
Total Non-Current Liabilities	1,518,274	1,520,178

Total Liabilities	$3,117,642	$2,334,633

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,822,862 shares issued and outstanding	39,823	39,823
Additional Paid-in Capital	66,506	66,506
Retained Earnings (Accumulated Deficit)	346,190	(12,843)
Total Stockholders' Equity (Deficit)	453,519	94,486

Total Liabilities & Stockholders' Equity (Deficit)	$3,571,161	$2,429,119

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues	$1,672,556	$3,254,170	$3,693,472	$5,075,803

Cost of Goods Sold	1,102,712	2,599,807	2,506,349	3,858,147

Gross Profit	569,844	654,363	1,187,123	1,217,656

Operating Expenses
General and Administrative	285,744	397,718	604,362	801,137
Total Operating Expenses	285,744	397,718	604,362	801,137

Operating Income	284,100	256,645	582,761	416,519

Other Income (Expense)
Other Income	27,300	-	27,300	-
Interest Expense	(15,364)	(15,760)	(30,728)	(31,418)
Total Other Income (Expense)	11,936	(15,760)	(3,428)	(31,418)

Net Income Before Income Taxes	296,036	240,885	579,333	385,101

Provision for Income Taxes	126,565	—	220,300	-

Net Income	$169,471	$240,885	$359,033	$385,101

Income (Loss) Per Share-Basic	$0.01	$0.01	$0.01	$0.01
Income (Loss) Per Share-Diluted	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Shares-Basic	39,822,862	39,822,862	39,822,862	39,822,862
Weighted Average Number of Shares-Diluted	39,822,862	39,822,862	39,822,862	39,822,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Six Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$359,033	$385,101

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	11,471	11,471

Changes in operating assets and liabilities:
Accounts Receivable	(145,543)	(2,973,325)
Due From Related Party	(1,191,500)	-
Inventory	582	(151,570)
Prepaid Expenses & Other Assets	(150,680)	(293,451)
Customer Deposits	(15,250)	-
Accounts Payable	(147,628)	3,075,073
Accrued Expenses	727,491	(87,829)
Income Taxes Payable	220,300	-

Net Cash Used in Operating Activities	(331,724)	(34,530)

Cash Flows from Investing Activities
	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Net Notes from Related Party	(1,904)	86,205
Proceeds from (repayment of) Convertible Notes	—	(55,938)

Net Cash Provided by (Used by) Financing Activities	(1,904)	30,267

Net Increase (Decrease) in Cash	(333,628)	(4,263)

Cash Beginning of Period	415,369	41,139

Cash End of Period	$81,741	$36,876

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$5,579
Cash Paid during the period for income taxes	-	-

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2011 included in the Company’s Form 10-K filed on January 10, 2012. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Inventories

Inventories are comprised of replacement parts, system components and finished systems, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary. As of March 31, 2012 and September 30, 2011 the Company determined that no valuation allowance was required.

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

Allowance for Doubtful Accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of March 31, 2012 and September 30, 2011, the Company has reserved $100,000 and $100,000 respectively for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- and $-0- in advertising costs for the three and six months ended March 31, 2012 and 2011, respectively.

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

The provision for income taxes is as follows:

	March 31, 2012	September 30, 2011
Current taxes payable:
Federal	$185,300	$—
State	35,000	—
	$220,300	—

Deferred tax asset:	—	(49,989)
Deferred tax valuation allowance	—	49,989
	—	—

Total	$—	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

U.S. statutory rate	28.0%	28.0%
State income taxes (net of federal benefit)	5.0	5.0
Taxes on foreign income in excess of U.S. tax	—	—
Benefit of net operating loss carryforward	—	(33.0)
Effective rate	—%	—%

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

During the three and nine months ended March 31, 2012 and 2011, the Company incurred $-0- and $-0- in stock-based compensation expense.

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

Note 3 - Property and Equipment

At March 31, 2012 and September 30, 2011, property and equipment are comprised of the following:

Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392

Less: Accumulated Depreciation	(138,850)	(127,379)

Net Property and Equipment	$27,860	$39,331

Depreciation for the six months ended March 31, 2012 and 2011 was $11,471 and $11,471, respectively.

Note 4 – Prepaid Expenses and Other Current Assets

At March 31, 2012 and September 30, 2011, prepaid expenses and other current assets are comprised of the following:

Deposits on inventory	$383,854	$263,174

Note 5 – Note Payable - Officer

Notes Payable to Arun Govil, the Company’s Chairman, former Chief Executive Officer, Treasurer and President total $1,518,274 and $1,520,178 at December 31, 2011 and September 30, 2011 and accrues interest at 5% per annum. The note payable is unsecured and has no due date.

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

Note 7 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate, with an interest rate of 4.00625% at September 30, 2010. Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011. At March 31, 2012 and September 30, 2011 the balance due on the line of credit was $-0-.

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

Note 11– Concentrations and Related Party Transactions

The Company had sales to Ducon Technologies, Inc., a related party, totaling 800,000 and $1,641,500 for the three and six months ended March 31, 2012 and $-0- and $-0-for the three and six months ended March 31, 2011.. The accounts receivable from Ducon Technologies, Inc. totaled $2,319,075 and $1,127,575 at March 31, 2012 and September 30, 2011.

The Company purchased materials from Ducon Technologies, Inc. totaling $825,000 and $-0- for the six months ended March 31, 2012 and 2011.

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

TECHNOLOGY

The Company has developed a broad range of emission monitoring technological base. The Company’s equipment and instruments are used to measure: (i) particulate, carbon dioxide, nitrogen oxides, and sulfur dioxide from coal-fired power plants, (ii) particulate from cement plants, (iii) hydrocarbons, particulate and sulfur dioxide from refineries, (iv) hydrogen sulfide, carbon monoxide, ammonia, hydrocarbons and other regulated pollutants from chemical plants, steel plants, incinerators and other industrial exhausts. Our emission monitors are capable of meeting all current federal and local emission monitoring standards. Company also markets technologies for control of Ventilation Air Methane from coal mines. The Company has not filed any patents with respect to its technology.

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

EMPLOYEES

The Company employs eight (8) full time and three part time employees, consisting of three executive officers, two managers, two (2) technical engineers, and one clerical and administrative support persons. None of our employees are represented by a labor union. In addition, the Company utilizes commission sales personnel and contract design engineers, on an as needed basis. There are no employment agreements.

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

For the three month period ended March 31, 2012, we generated revenues of $1,672,556 which is a decrease of $1,581,614 from the three month period ended March 31, 2011. For the three month period ended March 31, 2012, we generated a net profit of $296,036. For the three month period ended December 31, 2010, we had a net income of $240,885. The following table summarizes these results:

	For the Three months Ended
	March 31
	2012	2011

Revenues	$1,672,556	$3,254,170

Operating Expenses	285,744	397,718

Net Income	296,036	240,885

Income Per Share-Basic and Diluted	0.01	0.01

Weighted Average Number of Shares	39,822,862	39,822,862

	As at	As at
	March	September
	31	30
	2012	2011

Current Assets	$1,190,001	$1,257,988

Total Assets	$3,571,161	$2,429,119

Total Liabilities	$3,117,642	$2,334,633

Total Stockholders’ Equity	$453,519	$94,486

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

RESULTS OF OPERATIONS

Three Month Period ending March 31, 2012 compared to Three Month Period ending March 31, 2011

Net Sales: Net sales for three months ended March 31, 2012 decreased by $1,581,614 or 49%, to $1,672,556 from $3,254,170 for the three months ended March 31, 2011. Sales decreased during the three month period ended March 31, 2012 primarily due to lower overall sales due to poor economic conditions.

Gross Profit : Gross Profit for the three months ended March 31, 2012 was $569,844 which made up 34% of net sales as compared to Gross profit of $654,363 for the three months ended March 31, 2011 which was 21% of net sales. The higher gross margin in the three months ended March 31, 2012 was a direct result of high profit margin jobs booked and shipped as compared to the previous quarter was a direct result of low profit margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended March 31, 2012 decreased $111,974 or 29% to $285,744 from $397,718 for the three months ended March 31, 2011. Operating expenses as a percentage of sales increased in the three month period ended March 31, 2012 to 17% from 13% in the three month period ended March 31, 2011. The decrease in operating expenses in the current quarter were primarily due to decrease in administrative and marketing expenses for various product lines.

Net Income/Loss: The Company had net profit of $296,036 which was 18% of net sales, for the three month period ended March 31, 2012 as compared to a net income of $240,885 for the three month ended March 31, 2011 which was 8% of net sales. The profit in the current quarter increased as compared to income the previous quarter a year ago, was a result of higher gross profit on shipments made during the quarter. The net income percentage in this period as compared to the previous one was a result of higher gross margin sales.

Six Month Period ending March 31, 2012 compared to Six Month Period ending March 31, 2011

Net Sales: Net sales for six months ended March 31, 2012 decreased by $1,382,331 or 28%, to $3,693,472 from $5,075,803 for the six months ended March 31, 2011. Sales decreased during the six month period ended March 31, 2012 primarily due to lower overall sales due to poor economic conditions.

Gross Profit : Gross Profit for the six months ended March 31, 2012 was $1,187,123 which made up 33% of net sales as compared to Gross profit of $1,217,656 for the six months ended March 31, 2011 which was 24% of net sales. The higher gross margin in the six months ended March 31, 2012 was a direct result of higher profit margin jobs booked and shipped as compared to the previous quarter was a direct results of low profit margin products mix shipped during the period.

Operating Expenses: Operating expenses for the six months ended March 31, 2012 decreased $196,775 or 25% to $604,362 from $801,137 for the six months ended March 31, 2011. Operating expenses as a percentage of sales increased in the six month period ended March 31, 2012 to 17% from 16% in the six month period ended March 31, 2011. The decreased in operating expenses in the current quarter were primarily due to decrease in administrative and marketing expenses for promoting Cemtrex’s Green DCV and Ventilation Air Methane MCDR product lines.

Net Income/Loss: The Company had net profit of $579,333 which was 16% of net sales, for the six month period ended March 31, 2012 as compared to a net income of $385,101 for the six month ended March 31, 2011 which was 8% of net sales. The profit in the current quarter increased as compared to income the previous quarter a year ago, was a result of higher gross profit on shipments made during the quarter. The net income percentage in this period as compared to the previous one was a result of higher gross margin sales and lower operating expenses.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $409,367 at March 31, 2012 compared to $443,533 at September 30, 2011. This includes cash and cash equivalent of $81,741 at March 31, 2012 and $415,369 at September 30, 2011, respectively. The reason for the decrease in working capital was due to more purchase of inventory which involve prepayment to vendors.

Trade receivables increased $145,543 or 56% at March 31, 2012 to $407.092 at March 31, 2012 from $261,549 at September 30, 2011. The increase in accounts receivable is attributable to terms and timing of order shipments from customers and contracts by Cemtrex Inc..

Inventories decreased $582 or 1% to $317,314 at March 31, 2012 from $317,896 at September 30, 2011. The decreased in inventories was due to re-valuation of unusable inventory.

Continuing operations provided $331,724 of cash for the six months ended March 31, 2012, compared to usage of $34,530. The increase in cash flows was primarily related to collection of account receivables timing. Investing activities for continuing operations generated $0 of cash during the six months ended March 31, 2012, compared to use of $0 cash during the six months ended March 31, 2011. The financing activities during the six months ended March 31, 2012 used up $1,904 in cash from repayment of loans to shareholder and provided $30,267 in cash for the six month period ended March 31, 2011 from loan proceeds.

We believe that our cash on hand, and cash generated by operations, should be sufficient to meet the capital demands of our current operations during the 2012 fiscal year (ending September 30, 2012). Any major increases in sales, may require additional cash inflow. Failure to obtain additional capital could materially adversely impact our operation and growth potential.

OUTLOOK

We anticipate that the outlook for our products and services remains fairly strong and we are positioned well to take advantage of it.

We believe there is currently a gradually increasing public awareness of the issues surrounding air quality and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of air quality on society and future generations, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving air quality problems. As a result, we believe there will be an increase in interest in our mercury monitors, opacity monitors, carbon credits and air filtration products of subsidiary Griffin Filters. Due to recent regulations by the EPA regarding industrial and commercial boilers we anticipate that over the next six years there will be a major push by many boiler operators to install equipment we develop and market.

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

CEMTREX, INC.
(Registrant)

Dated: May 7, 2012	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 7, 2012	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

