Form 10-Q
period 2012-06-30
CEMTREX INC
filed 2012-08-08
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2012, the issuer had 39,822,862 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information

Item 1.	Financial Statements

Cemtrex, Inc. and Subsidiary

Consolidated Balance Sheets

	(UNAUDITED)
	June 30,	September 30,
	2012	2011
Assets
Current Assets
Cash & Equivalents	$72,522	$415,369
Accounts Receivable, Net	167,831	261,549
Inventory	321,817	317,896
Prepaid Expenses & Other Assets	263,348	263,174
Total Current Assets	825,518	1,257,988

Property & Equipment, Net	23,251	39,331
Due From Related Parties	614,786	1,127,575
Other	64,225	4,225

Total Assets	$1,527,780	$2,429,119

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$222,051	$650,401
Accrued Expenses	96,590	148,454
Accrued Income Taxes	259,280	—
Customer Deposits	350	15,600
Total Current Liabilities	578,271	814,455

Non-Current Liabilities
Notes Payable-Shareholder	431,336	1,520,178
Total Non-Current Liabilities	431,336	1,520,178

Total Liabilities	$1,009,607	$2,334,633

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,822,862 shares issued and outstanding	39,823	39,823
Additional Paid-in Capital	66,506	66,506
Retained Earnings (Accumulated Deficit)	410,844	(12,843)
Total Stockholders' Equity (Deficit)	518,173	94,486

Total Liabilities & Stockholders' Equity (Deficit)	$1,527,780	$2,429,119

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Operations

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$3,672,005	$6,001,792	$7,365,477	$11,077,595

Cost of Goods Sold	3,312,171	5,184,050	5,818,520	9,042,197

Gross Profit	359,834	817,742	1,546,957	2,035,398

Operating Expenses
General and Administrative	250,808	370,352	855,170	1,171 ,489
Total Operating Expenses	250,808	370,352	855,170	1,171,489

Operating Income	109,026	447,390	691,787	863,909

Other Income (Expense)
Other Income	-	-	27,300	-
Interest Expense	(5,392)	(18,938)	(36,120)	(50,356)
Total Other Income (Expense)	(5,392)	(18,938)	(8,820)	(50,356)

Net Income Before Income Taxes	103,634	428,452	682,967	813,553

Provision for Income Taxes	38,980	—	256,280	-

Net Income	$64,654	$428,452	$423,687	$813,553

Income (Loss) Per Share-Basic	$0.01	$0.01	$0.01	$0.02
Income (Loss) Per Share-Diluted	$0.01	$0.01	$0.01	$0.02

Weighted Average Number of Shares-Basic	39,822,862	39,822,862	39,822,862	39,822,862
Weighted Average Number of Shares-Diluted	39,822,862	39,822,862	39,822,862	39,822,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(UNAUDITED)

	For the Nine Months Ended
	June 30
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$423,687	$813,553

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	16,080	17,207

Changes in operating assets and liabilities:
Accounts Receivable	93,718	(601,455)
Due From Related Party	512,789	-
Inventory	(3,921)	43,878
Prepaid Expenses & Other Assets	(60,174	3,822
Customer Deposits	(15,250)	-
Accounts Payable	(428,350)	(347,882)
Accrued Expenses	(51,864)	(191,382)
Income Taxes Payable	259,280	-

Net Cash Used in Operating Activities	745,995	(262,259)

Cash Flows from Investing Activities
	-	-

Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities
Net Notes from Related Party	(1,088,842)	330,401
Proceeds from (repayment of) Convertible Notes	—	(55,938)

Net Cash Provided by (Used by) Financing Activities	(1,088,842)	274,463

Net Increase (Decrease) in Cash	(342,847)	12,204

Cash Beginning of Period	415,369	41,130

Cash End of Period	$72,522	$53,334

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$5,571
Cash Paid during the period for income taxes	8,507	-

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2011 included in the Company’s Form 10-K filed on January 10, 2012. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30,2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Inventories

Inventories are comprised of replacement parts, system components and finished systems, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary. As of June 30, 2012 and September 30, 2011 the Company determined that no valuation allowance was required.

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

Allowance for Doubtful Accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of June 30, 2012 and September 30, 2011, the Company has reserved $100,000 and $100,000 respectively for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $-0- and $-0- in advertising costs for the three and six months ended June 30, 2012 and 2011, respectively.

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

The provision for income taxes is as follows:

	June 30, 2012	September 30, 2011
Current taxes payable:
Federal	$218,280	$—
State	41,000	—
	$259,280	—

Deferred tax asset:	—	(49,989)
Deferred tax valuation allowance	—	49,989
	—	—

Total	$—	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

U.S. statutory rate	28.0%	28.0%
State income taxes (net of federal benefit)	6.0	6.0
Taxes on foreign income in excess of U.S. tax	—	—
Benefit of net operating loss carryforward	—	(33.0)
Effective rate	—%	—%

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

During the three and nine months ended June 30, 2012 and 2011, the Company incurred $-0- and $-0- in stock-based compensation expense.

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

Note 3 - Property and Equipment

At June 30, 2012 and September 30, 2011, property and equipment are comprised of the following:

Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392

Less: Accumulated Depreciation	(143,459)	(127,379)

Net Property and Equipment	$23,251	$39,331

Depreciation for the six months ended June 30, 2012 and 2011 was $11,471 and $11,471, respectively.

Note 4 – Prepaid Expenses and Other Current Assets

At June 30, 2012 and September 30, 2011, prepaid expenses and other current assets are comprised of the following:

Deposits on inventory	$263,348	$263,174

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

Note 11– Concentrations and Related Party Transactions

The Company had sales to Ducon Technologies, Inc., a related party, totaling $3,329,925 and $4,971,425 for the three and nine months ended June 30, 2012 and $-0- and $-0-for the three and nine months ended June 30, 2011. The accounts receivable from Ducon Technologies, Inc. totaled $614,786 and $1,127,575 at June 30, 2012 and September 30, 2011.

The Company purchased materials from Ducon Technologies, Inc. totaling $825,000 and $-0- for the nine months ended June 30, 2012 and 2011.

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

For the three month period ended June 30, 2012, we generated revenues of $3,672,005 which is a decrease of $2,326,787 from the three month period ended June 30, 2011. For the three month period ended June 30, 2012, we generated a net profit of $103.634. For the three month period ended June 30, 2011, we had a net income of $428,452. The following table summarizes these results:

	For the Three months Ended
	June 30
	2012	2011

Revenues	$3,672,005	$6,001,792

Operating Expenses	250,808	370,352

Net Income	103,634	428,452

Income Per Share-Basic and Diluted	0.01	0.01

Weighted Average Number of Shares	39,822,862	39,822,862

	As at	As at
	June 30	September 30
	2012	2011

Current Assets	$825,518	$1,257,988

Total Assets	$1,527,780	$2,429,119

Total Liabilities	$1,009,607	$2,334,633

Total Stockholders’ Equity	$518,173	$94,486

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

RESULTS OF OPERATIONS

Three Month Period ending June 30, 2012 compared to Three Month Period ending June 30, 2011

Net Sales: Net sales for three months ended June 30, 2012 decreased by $2,329,787 or 39%, to $3,672,005 from $6,001,792 for the three months ended June 30, 2011. Sales growth decreased during the three month period ended June 30, 2012 primarily due to small contracts by Griffin Filters.

Gross Profit : Gross Profit for the three months ended June 30, 2012 was $359,834 which made up 10% of net sales as compared to Gross profit of $817,742 for the three months ended June 30, 2011 which was 14% of net sales. The lower gross margin in the three months ended June 30, 2012 was a direct result of low profit margin jobs booked and shipped as compared to the previous quarter was a direct results of high profit margin products mix shipped during the period.

Operating Expenses: Operating expenses for the three months ended June 30, 2012 decreased $119,544 or 33% to $250,808 from $370,352 for the three months ended June 30, 2011. Operating expenses as a percentage of sales in the three month period ended June 30, 2012 has no change to 7% from 7% in the three month period ended June 30,2011. The decrease in operating expenses in the current quarter were primarily due to decrease in administrative and marketing expenses for promoting Cemtrex’s Green DCV and Ventilation Air Methane MCDR product lines.

Net Income/Loss: The Company had net profit of $103,634 which was 3% of net sales, for the three month period ended June 30, 2012 as compared to a net income of $428,452 for the three month ended June 30, 2011 which was 8% of net sales. The profit in the current quarter decreased as compared to income the previous quarter a year ago, was a result of lower gross profit on shipments made during the quarter. The net income percentage in this period as compared to the previous one was a result of lower gross margin sales.

Six Month Period ending June 30, 2012 compared to Six Month Period ending June 30, 2011

Net Sales: Net sales for six months ended June 30, 2012 decreased by $3,712,118 or 34%, to $7,365,477 from $11,077,595 for the six months ended June 30, 2011. Sales growth decreased during the six month period ended June 30, 2012 primarily due to small contracts by Griffin Filters.

Gross Profit : Gross Profit for the six months ended June 30, 2012 was $1,546,957 which made up 21% of net sales as compared to Gross profit of $2,035,398 for the six months ended June 30, 2011 which was 19% of net sales. The higher gross margin in the six months ended June 30, 2012 was a direct result of higher profit margin jobs booked and shipped as compared to the previous quarter was a direct results of low profit margin products mix shipped during the period.

Operating Expenses: Operating expenses for the six months ended June 30, 2012 decreased $316,319 or 27% to $855,170 from $1,171,489 for the six months ended June 30, 2011. Operating expenses as a percentage of sales increased in the six month period ended June 30, 2012 to 12% from 11% in the six month period ended June 30, 2011. The increase in operating expenses in the current quarter were primarily due to increase in administrative expenses..

Net Income/Loss: The Company had net profit of $682,967 which was 10% of net sales, for the six month period ended June 30, 2012 as compared to a net income of $813,553 for the six month ended June 30, 2011 which was 8% of net sales. The profit in the current quarter increased as compared to income the previous quarter a year ago, was a result of higher gross profit on shipments made during the quarter. The net income percentage in this period as compared to the previous one was a result of higher gross margin sales and lower operating expenses.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $247,247 at June 30, 2012 compared to $443,533 at September 30, 2011. This includes cash and cash equivalent of $72,522 at June 30, 2012 and $415,369 at September 30, 2011, respectively. The reason for the decrease in working capital was due to more purchase of inventory which involve prepayment to vendors.

Trade receivables decreased $93,718 or 36% at June 30, 2012 to $167.831 at June 30, 2012 from $261,549 at September 30, 2011. The decreased in accounts receivable is attributable to terms and timing of order shipments from customers and contracts by Cemtrex Inc..

Inventories increased $3,921 or 2% to $321,817 at June 30, 2012 from $317,896 at September 30, 2011. The increased in inventories was due to more purchase of inventory.

Continuing operations provided $745,995 of cash for the six months ended June 30, 2012, compared to usage of $262,259. The increase in cash flows was primarily related to collection of account receivables timing. Investing activities for continuing operations generated $0 of cash during the six months ended June 30, 2012, compared to use of $0 cash during the six months ended June 30, 2011. The financing activities during the six months ended June 30, 2012 used up $1,088,842 in cash from repayment of loans to shareholder and provided $274,463 in cash for the six month period ended June 30, 2011 from loan proceeds.

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

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

CEMTREX, INC.
(Registrant)

Dated: August 8, 2012	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 8, 2012	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

