Form 10-K
period 2012-09-30
CEMTREX INC
filed 2012-12-26
CIK 1435064

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

Commission File Number: 000-53238

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

19 Engineers Lane,
Farmingdale, New York 11735
Address, including zip code, of principal executive offices)

631-756-9116
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐        No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐        No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☑

As of December 7, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1,755,061 based on the closing price of $0.16 on December 7, 2012.

As of December 7, 2012, the registrant had 40,599,129 shares of common stock outstanding.

Documents incorporated by reference: None.

i

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

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

On April 27, 1998, the Company was incorporated in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004.

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

The Company through its subsidiary Griffin Filters provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. Griffin's equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

RECENT DEVELOPMENTS

On September 19, 2012, the Company announced the signing of a Representative Agreement with Modcon Systems to market NIR and NMR Analyzer systems to the petroleum industry. NIR and NMR Analyzer systems are intended to monitor and control the oil refinery process to maximize profits for facility owners. Modcon Systems has already established NIR and NMR systems in several refineries worldwide and aims to penetrate the North American market through this deal with the Company.

On October 30, 2012, the Company announced that it acquired a stake in Pluto Technologies, Inc. Pluto Technologies, Inc. is a mobile startup that has developed a mobile application, known as Pluto, that allows consumers to find businesses with products and services that meet their interests and lifestyles. The Pluto application is currently in a limited Beta release in New York City.

PRODUCTS

The Company offers a range of products and systems, incorporating diverse technologies, to address the needs of a wide variety of industries and their environmental regulations. Management believes that the Company provides a single source responsibility for design, engineering, assembly, installation and maintenance of systems to its customers. The Company's products are designed to operate so as to allow its users to determine their compliance with the latest governmental emissions regulations. The Company's products measure the concentrations of various regulated pollutants in the flue gases discharging the exhaust stacks at various utilities and industries.

The Company’s current products include the following:

(i)    Opacity monitor: Compliance & non-compliance types

Management believes that the Company's Laser Opacity monitor provides the highest accuracy and long-term reliability available for stack opacity and dust measurements. An EPA-compliant monitoring system, the monitor is a lightweight, efficient solution for determining opacity or dust concentration in stack gases. Proven in many installations worldwide, it advances the state of opacity monitoring with higher levels of accuracy, flexible installation and reduced long-term maintenance.

(ii)   Extractive Continuous Emission Monitors (CEMS)

Cemtrex provides direct-extractive and dilution-extractive CEMS equipment & systems that are applicable for utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators, and process controls. In addition to traditional CEMS designed for maximum reliability and minimal maintenance in monitoring criteria pollutants, the Company can also accurately quantify other gaseous compounds through in-situ or extractive FTIR systems. The Company's Extractive CEMS can be configured to monitor for one or all of the following: • NOx • SO2 • CO2 • O2 • CO • THC • Mercury • H2S • HCl & HF Acid • NH3 • Particulate • Opacity • Volumetric Flow and Moisture.

(iii)   Ammonia Analyzer

The flue gas stream which contains ammonia, nitrogen oxides and in some cases sulfur dioxide utilize Ultra Violet radiation techniques for measurements. All these components absorb UV radiation, and therefore can be monitored by process analyzers that utilize UV absorbance techniques for detection.

(iv)   Environmental control & Filtration Systems

The Company through its subsidiary, Griffin Filters, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. Griffin's equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

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

PARTS, REPAIR AND REFURBISHMENT SERVICES

The Company also provide replacement and spare parts and repair and refurbishment services for all our systems following the expiration of our warranties which generally range up to 12 months. The Company has experienced only minimal costs from its warranties.

The Company's standard terms of sale disclaim any liability for consequential or indirect losses or damages stemming from any failure of our products or systems or any component thereof. The Company seeks indemnification from its subcontractors for any loss, damage or claim arising from the subcontractors' failure to perform.

COMPETITION

The Company faces substantial competition in each of its principal markets. Most of its competitors are larger and have greater financial resources than the Company; several are divisions of multi-national companies. The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of our products, systems and services. Additionally, the Company's management believes that the successful performance of the Company's installed products and systems is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

We obtain virtually all our contracts through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of the efficiency or reliability of products and the engineering and technical expertise of the bidder. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Thermo Fisher Scientific Inc., Farr Inc., Torit Donaldson, Tekran Instruments Corporation, Altech Environment USA, Shaw Group, and Horiba Instruments Inc. in the emissions monitoring business.

INTELLECTUAL PROPERTY

Over the years, the Company has developed proprietary technologies that give us an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property.

MARKETING

The Company sells its products globally and relies on manufacturing representatives, distributors, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market our products and services. The Company uses more than eight manufacturing sales representatives in the United States backed by our senior management and technical professionals. The Company's arrangements with independent sales representatives accord each a defined territory within which to sell some or all of our products and systems, provide for the payment of agreed-upon sales commissions and are terminable at will. The Company's sales representatives do not have authority to execute contracts on the Company's behalf.

The Company's sales representatives also serve as ongoing liaison function between us and our customers during the installation phase of our products and systems and address customers' questions or concerns arising thereafter. The Company selects representatives based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

Technical inquiries received from potential customers are referred to our engineering personnel. Thereafter, the Company's sales and engineering personnel jointly prepare a budget for future planning, a proposal, or a final bid. The period between initial customer contact and issuance of an order is generally between two and twelve months.

CUSTOMERS

The Company's principal customers are engaged in refining, power, chemical, mining and metallurgical processing. Historically, most of our customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. For several years, the Company has marketed its products as integrated custom engineered emission monitoring systems and environmental management solutions. No one single customer accounts for a large percentage of our annual sales.

On most projects, the Company is responsible to its customers for all phases of the design, assembly, supply and, if included, field installation of its products and systems. The successful completion of a project is generally determined by a successful operational test of the supplied equipment conducted by our field service technician in the presence of the customer.

TECHNOLOGY

The Company has developed a broad range of technological base. The Company's equipment and instruments are used to measure: (i) particulate, carbon dioxide, nitrogen oxides, and sulfur dioxide from coal-fired power plants, (ii) particulate from cement plants, (iii) hydrocarbons, particulate and sulfur dioxide from refineries, and (iv) hydrogen sulfide, carbon monoxide, ammonia, hydrocarbons and other regulated pollutants from chemical plants, steel plants, incinerators and other industrial exhausts. Our emission monitors are capable of meeting all current federal and local emission monitoring standards. The Company also markets technologies for control of Methane from coal mines. The Company markets filtration systems and environmental control systems designed to capture particulates, dust, fumes and other pollutants from various exhaust gas streams. Such products include: baghouse filters, cartridge filters, pulse jet filters, cyclones, and scrubbers.

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

INDUSTRY BACKGROUND

The market for environmental control systems and emission monitoring technologies is directly dependent upon governmental regulations and their enforcement. During the past three decades, federal, state and local governments have realized the contaminated air poses significant threats to public health and safety, and, in response, have enacted legislation designed to curb emissions of a variety of air pollutants. Management believes that the existence of governmental regulations creates demand for Company's emission monitoring equipment and environmental control systems.

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

EPA Clean Air market Programs

EPA's Clean air market programs include various market-based regulatory programs designed to improve air quality. Clean air markets include various market-based regulatory programs designed to improve air quality by reducing outdoor concentrations of fine particles, sulfur dioxide, nitrogen oxides, mercury, ozone and other significant air emissions. The most well-known of these programs are EPA's Acid Rain Program and the NO x Trading Programs, which reduce emissions of sulfur dioxide (SO 2) and nitrogen oxides (NO x)–compounds produced by fossil fuel combustion.

Acid Rain Program

The goal of the Acid Rain Program is to achieve significant environmental and public health benefits through reductions in emissions of sulfur dioxide (SO 2) and nitrogen oxides (NO x), the primary causes of acid rain. To achieve this goal at the lowest cost to society, the program employs both traditional and innovative, market-based approaches for controlling air pollution. In addition, the program encourages energy efficiency and pollution prevention.

"Acid rain" is a broad term referring to a mixture of wet and dry deposition (deposited material) from the atmosphere containing higher than normal amounts of nitric and sulfuric acids. The precursors, or chemical forerunners, of acid rain formation result from both natural sources, such as volcanoes and decaying vegetation, and man-made sources, primarily emissions of SO 2 and NO x resulting from fossil fuel combustion. In the United States, roughly 2/3 of all SO 2 and 1/4 of all NO x come from electric power generation that relies on burning fossil fuels, like coal. Acid rain occurs when these gases react in the atmosphere with water, oxygen, and other chemicals to form various acidic compounds. The result is a mild solution of sulfuric acid and nitric acid. When sulfur dioxide and nitrogen oxides are released from power plants and other sources, prevailing winds blow these compounds across state and national borders, sometimes over hundreds of miles.

NOx Trading Program

The goal of the NOx Trading Program is to reduce the transport of ground-level ozone across large distances. The Ozone Transport Commission (OTC) NO x Budget Program was implemented from 1999 to 2002 and was replaced by the NO x Budget Trading Program—also known as the "NOx SIP Call"—in 2003. The NOx SIP Call Program is a market-based cap and trade program created to reduce emissions of nitrogen oxides (NOx) from power plants and other large combustion sources in the eastern United States. NOx is a prime ingredient in the formation of ground-level ozone (smog), a pervasive air pollution problem in many areas of the eastern United States. The NO x Budget Trading Program was designed to reduce NOx emissions during the warm summer months, referred to as the ozone season, when ground-level ozone concentrations are highest.

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

The goal of the Clean Air Interstate Rule (CAIR) is to permanently cap emissions of SO2 and NOx in the eastern U.S. States must achieve the required emission reductions using one of two compliance options: (1) meet the state's emission budget by requiring power plants to participate in an EPA-administered interstate cap and trade system, or (2) meet an individual state emissions budget through measures of the state's choosing.

EPA Emission Monitoring Requirements

EPA's emissions monitoring requirements are designed to ensure the compliance with its current regulations pursuant to various programs. The emission monitoring requirements ensure that the emissions data collected is of a known, consistent, and high quality, and that the mass emissions data from source to source are collected in an equitable manner. This is essential to support the Clean Air Markets Program's mission of promoting market-based trading programs as a means for solving air quality problems

Continuous emissions monitoring (CEM) is instrumental in ensuring that the mandated reductions of SO2, NOx mercury and other pollutants are achieved. While traditional emissions limitation programs have required facilities to meet specific emissions rates, the current Program requires an accounting of each ton of emissions from each regulated unit. Compliance is then determined through a direct comparison of total annual emissions reported by CEM and allowances held for the unit.

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

The owner or operator of a unit regulated under the Acid Rain Program must install CEM systems on the unit unless otherwise specified in the regulation. CEM systems include:

•	An SO2 pollutant concentration monitor;

•	A NOx pollutant concentration monitor;

•	A volumetric flow monitor;

•	An opacity monitor;

•	A diluent gas (O2 or CO2) monitor; and

•	A computer-based data acquisition and handling system (DAHS) for recording and performing calculations with the data.

All CEM systems must be in continuous operation and must be able to sample, analyze, and record data at least every 15 minutes. All emissions and flow data will be reduced to 1-hour averages. The rule specifies procedures for converting the hourly emissions data into the appropriate units of measure.

The following is a summary of monitoring method requirements and options:

•	All existing coal-fired units serving a generator greater than 25 megawatts and all new coal units must use CEMs for SO2 , NOx , flow, and opacity;

•	Units burning natural gas may determine SO2 mass emissions by: (1) measuring heat input with a gas flow meter and using a default emission rate; or (2) sampling and analyzing gas daily for sulfur and using the volume of gas combusted; or (3) using CEMs;

•	Units burning oil may monitor SO2 mass emissions by one of the following methods:

1.	daily manual oil sampling and analysis plus oil flow meter (to continuously monitor oil usage)

2.	sampling and analysis of diesel fuel oil as-delivered plus oil flow meter

3.	automatic continuous oil sampling plus oil flow meter

4.	SO2 and flow CEMs;

•	Gas-fired and oil-fired base-loaded units must use NOx CEMs;

•	Gas-fired peaking units and oil-fired peaking units may either estimate NOx emissions by using site-specific emission correlations and periodic stack testing to verify continued representativeness of the correlations, or use NOx CEMS. The emission correlation method has been significantly streamlined in the revised rule;

•	All gas-fired units using natural gas for at least 90 percent of their annual heat input and units burning diesel fuel oil are exempt from opacity monitoring; and

•	For CO2 all units can use either (1) a mass balance estimation, or (2) CO2 CEMs, or (3) O2 CEMs in order to estimate CO2 emissions.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated audited financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future development.

RISKS RELATED TO OUR BUSINESS

▪            We are substantially dependent upon the success and market acceptance of our technology. The failure of the emissions monitoring and controls market to develop as we anticipate, would adversely affect our business.

The Company's success is largely dependent on increased market acceptance of our emission monitoring equipment and control systems. If acceptance of emissions monitoring equipment does not continue to grow, then the Company's revenues may be significantly reduced.

▪            If we are unable to develop new products, our competitors may develop and market products with better features that may reduce demand for our potential products.

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

▪            Even though we have a profit for the fiscal year ending September 30, 2012 and we may not incur profit for the foreseeable future.

We had net income of $702,199 for the year ended September 30, 2012 and a net income of $1,010,882 for the fiscal year ended September 30, 2011. We continue to incur significant expenditures related to selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses may increase in the foreseeable future as we expand our business. Further, as a public company we will also incur significant legal, accounting and other expenses that we may not incur as a private company. To maintain profitability, we will need to generate significant additional revenues with significantly improved gross margins. It is uncertain whether we will be able to maintain our profitability.

▪            The Company faces constant changes in governmental standards by which our products are evaluated.

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

▪            The future growth of our business depends, in part, on enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

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

▪            We may incur substantial costs enforcing our proprietary information, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

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

▪            Product defects could cause the Company to incur significant product liability, warranty, repair and support costs and damage its reputation which would have a material adverse effect on its business.

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

▪            The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

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

▪            The Company's results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

•	the existence and enforcement of government environmental regulations. If these regulations are not maintained or enforced then the market for Company's products could deteriorate;

•	Retaining and keeping qualified employees and management personnel;

•	Ability to upgrade our products to keep up with the changing market place requirements;

•	Ability to keep up with our competitors who have much higher resources than us;

•	Ability to find sub-suppliers and sub-contractors to assemble and install our products;

•	General economic conditions of the industry and the ability of potential customers to spend money on setting up new industries that require our products;

•	Ability to maintain or raise adequate working capital required for the operations and future growth; and

•	Ability to retain our CEO and other senior key personnel.

▪            The loss of our senior management and failure to attract and retain qualified personnel in a competitive labor market could limit our ability to execute our growth strategy, resulting a slower rate of growth.

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

▪            General economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.

The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.

RISKS RELATED TO INVESTMENT IN THE COMMON STOCK OF THE COMPANY

▪            We may need additional funds in the future. We may be unable to obtain additional funds or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations may be sufficient to fund our operating expenses and capital requirements through September 30, 2013, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling Company shares. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

If we raise additional funds by selling additional shares of our capital stock, the ownership interest of our stockholders will be substantially diluted.

▪            Our stock trades on the Over the Counter Bulletin Board quotation system.

The Company's Common Stock currently trades on the Over the Counter Bulletin Board electronic quotation system under the symbol "CTEI.OB". The Over the Counter Bulletin Board is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system. There can be no assurance that a trading market for the Company's shares will continue to exist in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. See Risk Factor "Our stock price may be highly volatile" below.

▪            Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our common stock has from time to time been "thinly-traded," meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

▪            Our common stock will be subject to "penny stock" rules which may be detrimental to investors.

If our common stock is not listed on a national exchange or market, the trading market for our common stock may become illiquid. Our common stock trades on the over-the-counter electronic bulletin board and, therefore, is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock". The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share. The securities will become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of purchasers in this offering to sell the Common Stock offered hereby in the secondary market.

▪            We do not anticipate paying any dividends.

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

▪            Our stock price may be highly volatile.

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

▪            Our principal shareholder has significant influence over our Company which could make it impossible for the public stockholders to influence the affairs of the Company.

Approximately 65% of our outstanding voting equity is beneficially held by Arun Govil the Company's Chairman, as a result of Mr. Govil's common stock and Series A preferred stock ownership. Consequently, Mr. Govil will be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real estate.

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc. an entity controlled by Arun Govil, our Chairman of the Board, at a monthly rental of $2,157.00. The Company's subsidiary Griffin Filters LLC leases approximately 2,720 square feet of office and warehouse space in Liverpool, New York from a third party on a month to month lease at a monthly rent of $2,200.00. The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next six months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock currently trades on the Over the Counter Bulletin Board electronic quotation system under the symbol "CTEI.OB".

As of December 7, 2012, there were approximately 80 holders of record of the Company's common stock as determined from the Company's transfer agent's list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value per share. On December 7, 2012, there were 40,599,129 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

The Company's Common Stock trades on the over-the-counter bulletin board trading system. The price ranges presented below represent the highest and lowest quoted bid prices during the third and fourth calendar quarters for 2010, 2011 and 2012 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock

Year	Period	Stock Price
		High	Low
	4th Quarter	$0.23	$0.16
	3rd Quarter	$0.26	$0.19
	2nd Quarter	$0.28	$0.21
2012	1st Quarter	$0.30	$0.27
	4th Quarter	$0.28	$0.11
	3rd Quarter	$0.3488	$0.11
	2nd Quarter	$0.3	$0.0221
2011	1st Quarter	$0.0891	$0.021
	4th Quarter	$0.0891	$0.021
	3rd Quarter	$0.198	$0.10
	2nd Quarter	$0.44	$0.14
2010	1st Quarter	$0.50	$0.24

As reported by the Over-the-Counter Bulletin Board, on December 6, 2012 the closing sales price of the Company's Common Stock was $0.16 per share.

Holders

Dividend Policy

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

ITEM 6.	SELECTED FINANCIAL DATA

Not required for Smaller Reporting Companies

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated audited financial statements and the notes to those financial statements included elsewhere in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "risk factors" and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Cemtrex, Inc is an environmental technologies company engaged in manufacturing and selling instruments for emission monitoring products for the industry. The Company's Griffin Filters subsidiary sells air filtration and environmental control products to power plants, refineries, chemical plants, cement plants and other industries, including federal and state governmental agencies.

Financial condition

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included below.

FISCAL YEAR ENDED SEPTEMBER 30, 2012

	Year Ended September 30,
	2012	2011
Revenues	$12,162,046	$13,732,153

Operating Expenses	$683,372	$1,027,407

Net Income (Loss)	$702,199	$1,010,882

Net Income (Loss) Per Common Share,	$0.02	$0.03
Basic and Diluted	$0.02	$0.03

Weighted Average Number of Shares	39,997,463	39,823,129

	September 30,
	2012	2011
Current Assets	$1,625,638	$2,385,563

Total Assets	$1,732,374	$2,429.119

Total Liabilities	$835,689	$2,334,633

Total Stockholders' Equity	$896,685	$94,486

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

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company's carrying amount is greater than the fair value. In accordance with SFAS 142, the Company examined goodwill for impairment and determined that the Company's carrying amount did not exceed the fair value, thus, there was no impairment.

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

RESULTS OF OPERATIONS

Net Sales: Net sales for 2012 decreased by $1,570,107 or 11.43%, to $12,162,046, from $13,732,153 in 2011. Sales decreased during the year of 2012 primarily due to a lower amount of bookings and projects executed by the Company during the year and overall decrease in market demand during the year.

Gross Profit: Gross profits for 2012 decreased $701,284 or 32.90% to $1,430,128, which was 11.76% of net sales, from $2,131,412 in 2011, which was 15.52% of net sales. The decrease in gross margin in 2012 was a direct results of the lower gross margin projects executed by the Company in this fiscal year. In 2011, the higher gross margin was a result of the high gross margin of projects executed during that year.

Operating Expenses: Operating expenses for 2012 decreased $344,035 or 33.48%, to $683,372 from $1,027,407 in 2011. Operating expenses as percentage of sales decreased in 2012 to 5.62% from 7.48% in 2011. The percentage decrease in operating expenses percentage was primarily due to lower sales in 2012 as compared to 2011. The 33.48% decrease in operating expenses in 2012 was due to less selling and general expenses as a result of poor market conditions.

Net Income/Loss: The Company had a net income of $702,199 as compared to net income of $1,010,882 in 2011 after provision of income tax of $2,482. The net income in 2012 was a direct result of lower sales due to execution of less profitable projects by the Company.

Provision for Income Taxes: The income tax provision for this year is $2,482 after Net operating loss carry forward in 2012.

EFFECTS OF INFLATION

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1,266,407 at September 30, 2012, compared to $1,571,108 at September 30, 2011. This included cash and cash equivalents of $333,045 and $415,369 at September 30, 2012 and 2011, respectively.

Trade receivables increased by $31,606 or 12.08% at September 30, 2012 to $293,155, from $261,549 as at September 30, 2011. The increase in accounts receivable is attributable to change of terms of contract and shipments date. .

Inventories decreased $67,052 or 21.09% to $250,844 at September 30, 2012 from $ 317,896 as at September 30, 2011. The decrease in inventory was due to relatively less purchase of inventory and less shipments of ongoing jobs and contracts.

Continuing operations provided $943,441 of cash for the fiscal year ended September 30, 2012, compared to using ($101,519) of cash for the fiscal year ended September 30, 2011. The increase in cash flows was primarily related to the decrease in inventory combined with decrease in accounts payable. Investing activities for continuing operations used $ 82,045 of cash during 2012, compared to providing $0 during 2011. The Financing activities in 2012 used $943,720. We believe that our cash on hand, cash generated by operations, may be sufficient to meet the capital demands of our current operations during 2013 fiscal year. Any major increases in sales, big contract with high margin especially in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially impact the growth potential.

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

This Outlook section, and other portions of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in Item 1A. Risk Factors as well as:

•	the shortage of reliable market data regarding the emission monitoring & air filtration market;

•	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations;

•	anticipated working capital or other cash requirements;

•	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market;

•	product obsolescence due to the development of new technologies; and

•	Various competitive factors that may prevent us from competing successfully in the marketplace.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included in "Item 1A Risk Factors."

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

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Name and Address	Age	Positions and Offices

Arun Govil 19 Engineers Lane Farmingdale, New York 11735	57	Chairman of the Board of Directors

Saagar Govil 19 Engineers Lane Farmingdale, New York 11735	26	President, Chief Executive Officer, Secretary & Director

Renato Dela Rama 19 Engineers Lane Farmingdale, New York 11735	64	Chief Financial Officer and Director

Ravi Narayan 19 Engineers Lane Farmingdale, New York 11735	53	Vice President and Director

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

Saagar Govil has been with the Company since July 2008 and is Company's Chief Executive Officer and President since Dec. 2011. Earlier he was Vice President of operations. Saagar Govil has a B.S. in Materials Engineering from Stony Brook University, N.Y. Saagar Govil is the son of Arun Govil.

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

None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Cemtrex's named executive officers. As of December 7, 2012, three of our executive officers are currently earning compensation. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2010, 2011 and 2012 by our executive officers.

NAME AND		SUMMARY COMPENSATION TABLE			LONG-TERM
PRINCIPAL		ANNUAL COMPENSATION TABLE			COMPENSATION AWARDS
POSITION	YEAR	SALARY	BONUS	OTHER	SECURITIES UNDERLYING OPTIONS/SARS
Arun Govil	2010	$115,482	$0	$0	—
Chairman,	2011	$100,000	$0	$0	—
	2012	$57,539	$0	$0	—

Sangar Govil	2010	$0	$0	$0	—
Chief Executive	2011	$100,000	$0	$0	—
Officer	2012	$100,000	$0	$0	—
President

Ravi Naravan	2010	$92,456	$0	$0	—
Vice President,	2011	$99,570	$0	$0	—
Director	2012	$99,570	$0	$0	—

Renato Dela Rama,	2010	$0	$0	$0	—
Chief Financial	2011	$0	$0	$0
Officer	2012	$0	$0	$0

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

On September 8, 2009, the Company entered into a letter agreement with Arun Govil, the Chairman, and at that time, its Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007 (the "Note"). The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the outstanding amount was convertible into 30,000,000 shares of our common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. In consideration of the issuance of the Common Stock and Preferred Stock described above, Mr. Govil agreed to forfeit 27,500,000 shares of our common stock issuable as per the original terms of the Note.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 7, 2012 by:

•	all persons who are beneficial owners of five percent (5%) or more of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

As of December 7, 2012, 40,599,129 shares of common stock are issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 7, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Owner	Title	Amount Owned		Percentage of Issued Common Stock (1)
Common Stock	Arun Govil	Chairman of the Board	25,430,000	(2)(3)	64.0
	19 Engineers Lane Farmingdale, New York 11735
Preferred Stock	Arun Govil	Chairman of the Board	1,000,000	(2)	-+
	19 Engineers Lane Farmingdale, New York 11735
Common Stock	Saagar Govil	Chief Executive Officer	3,000,000		7.6
	19 Engineers Lane Farmingdale, New York 11735	& President & Director
Common Stock	Ravi Narayan	Vice President and	800,000		0
	19 Engineers Lane Farmingdale, New York 11735	Director
Common Stock	Renato Dela Rama	Chief Financial Officer	400,000		1.0
	19 Engineers Lane Farmingdale, New York 11735	and Director
Common Stock	All directors and executive officers as a group (4 persons)		29,630,000		74.6

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 40,599,129 shares of our common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	The Series A Preferred Stock issued by the Company to Arun Govil the Company's Chairman and former CEO, President and Treasurer in conjunction with the settlement of the debenture issued as consideration for the purchase of Griffin Filters, Inc. Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. The shares of Series A Preferred Stock represent 100% of the total Series A Preferred Stock issued and outstanding.

(3)	Includes the shares owned by Ducon Technologies Inc. is owned by Arun Govil the Chairman of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 8, 2009, the Company entered into a letter agreement with Arun Govil, the Chairman and former Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007 (the " Note ") in connection with the purchase of Griffin Filters LLC ( "Griffin"). The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the outstanding amount was convertible into 30,000,000 shares of our common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock. Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. In consideration of the issuance of the Common Stock and Preferred Stock described above, Mr. Govil agreed to forfeit 27,500,000 shares of our common stock issuable as per the original terms of the Note.

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to Arun Govil the Company's Chairman, and at that time, its CEO, President and Treasurer in conjunction with the purchase of Griffin Filters, Inc. or LLC pursuant to the Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc. The debenture carried an 8% annual interest rate with interest payable semiannually in arrears on the first business day of January and July each year. The debenture principle was due and payable on April 30, 2011.

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

Ducon Technologies, Inc. is owned by Arun Govil, the Chairman of the Company.

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc. an entity controlled by Arun Govil, our Chairman of the Board, at a monthly rental of $2,157.00.

Renato Dela Rama the Chief Financial Officer of the Company is also an accountant with Ducon Technologies Inc.

Saagar Govil, Chief Executive Officer & President, is the son of Arun Govil the Chairman of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2012 and September 30, 2011 by Gruber & Company, LLP, our independent auditors for the fiscal years ended September 30, 2012 and 2011:

	2011	2012
Audit Fees	$30,000	$22,000
Audit-Related Fees	1,500	15,000
Tax Fees
Other Fees
Totals	$31,500	$37,000

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements. Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2012 for us to become a fully reporting public company. Our Board of Directors is of the opinion that the Audit-Related Fees charged by Gruber & Company, LLC, LLP were consistent with Gruber & Company, LLC maintaining its independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant's independence and has determined that such services did not adversely affect Gruber & Company, LLC independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets as of September 30, 2011 and September 30, 2010

Audited Consolidated Statements of Operations for the Year Ended September 30, 2011 and 2010

Audited Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended September 30, 2011, and 2010

Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2011 and 2010

Notes to Audited Consolidated Financial Statements

(b)	Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company*
3.2	By Laws of the Company*
3.3	Certificate of Amendment of Certificate of Incorporation dated September 29, 2006*
3.4	Certificate of Amendment of Certificate of Incorporation dated March 30, 2007*
3.5	Certificate of Amendment of Certificate of Incorporation dated May 16, 2007*
3.6	Certificate of Amendment of Certificate of Incorporation dated August 21, 2007*
3.7	Certificate of Designation of the Series A Preferred Stock dated September 8, 2009**
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.*
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC*
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex Inc.*
10.4	Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc.*
10.5	8.0% Convertible Subordinated Debenture*
10.6	Letter Agreement by and between the Company and Arun Govil, the Chairman, Chief Executive Officer, Treasurer and President of the Company dated September 8, 2009**
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm***
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 ***
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002***
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference from Form 10-12G filed on May 22, 2008

** Incorporated by reference from Form 8-K filed on September 10, 2009

*** Filed Herewith

# In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: December 18, 2012	By	/s/ Arun Govil
Arun Govil, Chairman of the Board,

Dated: December 18, 2012	By	/s/ Renato Dela Rama
Renato Dela Rama,
Chief Financial Officer
(Principal Financial Officer)

Dated: December 18, 2012	By	/s/ Ravi Narayan
Ravi Narayan,
Vice President and Director

Dated: December 18, 2012	By	/s/ Saagar Govil
Saagar Govil,
Chief Executive Officer and President (Principal Executive Officer),
Secretary and Director

Cemtrex, Inc. and Subsidiary

Consolidated Balance Sheets

	Years Ended
	September 30,
	2012	2011
Assets

Current Assets
Cash and equivalents	$333,045	$415,369
Accounts receivable, net of allowance of $40,000 and $100,000 respectively	293,155	261,549
Due from related parties	354,786	1,127,575
Inventory	250,844	317,896
Prepaid expenses and other current assets	393,808	263,174
Total current assets	1,625,638	2,385,563

Investments	80,000	-
Property and equipment	20,466	39,331
Other	6,270	4,225

Total assets	1,732,374	2,429,119

Liabilities and Stockholder's Equity

Current liabilities
Accounts payable	320,709	650,401
Customer deposits	-	15,600
Accrued expenses	38,522	148,454
Total current liabilities	359,231	814,455

Non-current liabilities
Notes payable - Officer	476,458	1,520,178

Total liabilities	835,689	2,334,633

Commitments and contingencies

Stockholders' equity

Preferred Stock Series A, $.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.001 par value, 60,000,000 shares authorized, 40,599,129 and 39,823,129 shares issued and outstanding	40,599	39,823
Additional paid-in capital	165,730	66,506
Retained earnings (accumulated deficit)	689,356	(12,843)

Total stockholders' equity	896,685	94,486

Total liabilities and stockholders' equity	$1,732,374	$2,429,119

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statement of Operations

	For the Years Ended
	September 30,
	2012	2011

Revenue	$12,162,046	$13,732,153

Cost of goods sold	10,731,918	11,600,741

Gross profit	1,430,128	2,131,412

Operating expenses
General and administrative	683,372	1,027,407
Total operating expenses

Operating income	746,756	1,104,005

Other expense
Interest expense	42,075	93,123

Income before income taxes	704,681	1,010,882

Provision for income taxes	2,482	-

Net income	$702,199	$1,010,882

Income per share basic and diluted	$0.02	$0.03

Weighted average number of shares -
Basic and diluted	39,997,463	39,823,129

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	September 30,
	2012	2011

Cash flows from operating activities

Net income	$702,198	$1,010,882
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,865	22,942
Bad debt expense	17,000	72,604
Accounts receivable	(48,606)	397,815
Inventory	67,053	69,732
Prepaid expenses and other assets	(130,634)	(259,152)
Due from related party	772,789	(1,127,575)
Accounts payable	(329,692)	(261,439)
Customer deposits	(15,600)	15,600
Accrued expenses	(109,932)	(42,928)

Net cash provided by (used in) operating activities	943,441	(101,519)

Cash flows from investing activities
Purchase of investments	(80,000)	-
Increase in other assets	(2,045)	-

Net cash provided by (used in) investing activities	(82,045)	-

Cash flows from financing activities
Repayment of bank loan		(250,000)
Net loans from shareholders	(1,043,720)	781,687
Repayment of convertible debenture		(55,938)
Proceeds from sale of common stock	100,000	-

Net cash provided by (used in) financing activities	(943,720)	475,749

Net increase (decrease) in cash	(82,324)	374,230

Cash beginning of period	415,369	41,139

Cash end of period	$333,045	$415,369

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$16,939
Cash paid during the period for income taxes	7,039	2,795

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock Series A		Common Stock		Additional	Retained	Total
	Number of	Par Value	Number of	Par Value	Paid-In	Earnings	Stockholders'
	Shares	($0.001) Amount	Shares	($0.001) Amount	Capital	(Deficit)	Equity (Deficit)

Balance at September 30, 2010	1,000,000	1,000	39,823,129	39,823	66,506	(1,023,725)	(916,396)

Net income for the year	-	-	-	-	-	1,010,882	1,010,882

Balance at September 30, 2011	1,000,000	1,000	39,823,129	39,823	66,506	(12,843)	94,486

Sale of common stock	-	-	776,000	776	99,224	-	100,000

Net income for the year	-	-	-	-	-	702,199	702,199

Balance at September 30, 2012	1,000,000	1,000	40,599,129	40,599	165,730	689,356	896,685

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

Inventories

Inventories are comprised of replacement parts, system components and finished systems, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary. As of September 30, 2012 and 2011 the Company determined that valuation allowances of $40,000 and $-0- wererequired.

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

Impairment of long-lived asset

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During fiscal years ended September 30, 2012 and 2011, the Company recorded $0 impairment loss on long-lived assets.

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

Allowance for Doubtful Accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of September 30, 2012 and 2011, the Company has reserved $40,000 and $100,000 respectively for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred. The Company incurred $7,945 and $3,753 in advertising costs for the years ended September 30, 2012 and 2011, respectively.

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

The provision for income taxes is as follows:

	2012	2011
Current taxes payable:
Federal	$2,482	$—
State	—	—
Foreign	—	—
	2,482	—

Deferred tax asset:	(42,500)	(237,200)
Deferred tax valuation allowance	42,500	237,200
	—	—
Total	$2,482	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2012	2011
U.S. statutory rate	34.0%	34.0%
State income taxes (net of federal benefit)	7.0	7.0
Taxes on foreign income in excess of U.S. tax	—	—
Benefit of net operating loss carryforward	(41.0)	(41.0)
Effective rate	—%	—%

At September 30, 2012 the Company has a net operating loss carryover of approximately $115,000 which can be carried forward to offset taxable income. Unless used the net operating loss carryforward will expire in 2029.

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

During fiscal years ended September 30, 2012 and 2011, the Company incurred $-0- and $-0- in stock-based compensation expense.

Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect on the previously reported income (loss).

Recently Issued Accounting Pronouncements

In September 2011 and July 2012, the FASB issued amendments to the Intangibles-Goodwill and Other topic of the ASC. Prior to these amendments the company performs a two-step test as outlined by the ASC. Step one of the two-step goodwill and indefinite-lived intangible asset impairment tests is performed by calculating the fair value of the reporting unit or indefinite-lived intangible asset and comparing the fair value with the carrying amount. If the carrying amount of a reporting unit or indefinite-lived intangible asset exceeds its fair value, then the company is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. Under the amendments, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units and indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any reporting unit or indefinite-lived intangible asset in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after Dec. 15, 2011. The company does not anticipate the adoption of this pronouncement will have any effect on the consolidated financial statements.

In June 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareowners’ equity and requires entities to present the components of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to the Comprehensive Income topic of the ASC. This amendment deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB deliberates this aspect of the proposal. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. The guidance, as amended, is effective for interim and annual periods beginning after Dec. 15, 2011, with early adoption permitted. The company does not anticipate the adoption of this pronouncement will have any effect on the consolidated financial statements.

In May 2011, the FASB issued an amendment to the Fair Value Measurement topic of the ASC that includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The amendment is effective for interim and annual periods beginning after Dec. 15, 2011. The company does not anticipate the adoption of this pronouncement will have any effect on the consolidated financial statements.

In September 2011 the Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for impairment. This ASU's objective is to simplify the process of performing impairment testing for Goodwill. With this update a company is allowed to asses qualitative factors, first, to determine if it is more likely than not (greater than 50%) that the FV is less than the carrying amount. This would be done, prior to performing the two-step goodwill impairment testing, as prescribed by Topic 350. Prior to this ASU, all entities were required to test, annually, their good will for impairment by Step 1 - comparing the FV to the carrying amount, and if impaired, then step 2 - calculate and recognize the impairment. Therefore, the fair value measurement is not required, until the "more likely than not" reasonableness test is concluded. Effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.The company does not anticipate the adoption of this pronouncement will have any effect on the consolidated financial statements.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.The company does not anticipate the adoption of this pronouncement will have any effect on the consolidated financial statements.

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

Note 3 - Property and Equipment

At September 30, 2012 and September 30, 2011, property and equipment are comprised of the following:

	September 30,
	2012	2011

Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392

Less: Accumulated Depreciation	(146,244)	(127,379)

Net Property and Equipment	$20,466	$39,331

Depreciation for the twelve months ended September 30, 2012 and 2011 was $18,865 and $22,942, respectively.

Note 4 – Prepaid Expenses and Other Current Assets

At September 30, 2012 and September 30, 2011, prepaid expenses and other current assets are comprised of the following:

	September 30,
	2012	2011

Deposits on inventory	$393,808	$263,174

Note 5 – Note Payable – Officer

Notes Payable to ArunGovil, the Company’s former Chief Executive Officer total $476,458 and accrues interest at 5% per annum. The note payable is unsecured and has no due date.

Note 6 – Convertible Debenture

On September 8th, 2009, Cemtrex, Inc. entered into a letter agreement with Arun Govil, the former, Chief Executive Officer of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007. The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the Outstanding Amount was convertible into 30,000,000 shares of the Company’s common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of common stock of the Company, par value $0.001 and 1,000,000 shares of Series A Preferred Stock of the Company, par value $0.001 per share. Mr. Govil agreed to forfeit 27,500,000 shares of common stock issuable as per the original terms of the Note.

Note 7 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate, with an interest rate of 4.00625% at September 30, 2010. Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011. At September 30, 2012 and 2011 the balance due on the line of credit was $-0-.

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

On September 8th , 2009, the Company issued 1,000,000 Series A Preferred Shares to Arun Govil, the former Chief Executive Officer of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of September 30, 2012 and 2011, there were 40,599,129 and 39,823,129 shares issued and outstanding, respectively.

On September 8th , 2009, the Company issued 2,500,000 common shares to Arun Govil, the former Chief Executive Officer of the Company, in conjunction with the of the conversion of a convertible note (see Note 7). In addition, the Company issued 2,895,000 common shares for cash totaling $8,525.

During the fourth quarter, 2012 the Company issued 776,000 shares of common stock for proceeds of $100,000.

Note 10 – Commitments & Contingencies

Lease Obligations

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $2,157.

The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $4,225 expiring on March 31, 2012. At September 30, 2012 , with the same lease contract but less area of footage, the new monthly rent is now $2,200.00.

Legal Proceedings

The Company is not currently involved in any lawsuits or litigation.

Note 11– Concentrations and Related Party Transactions

The Company has operations in the United States and India. Sales in the United States totaled $4,901,621 and $2,781,143 for the years ended September 30, 2012 and 2011. Sales in India totaled $7,260,425 and $10,951,010 for the years ended September 30, 2012 and 2011.

The Company’s net assets in India totaled $-0- and 3,877 at September 30, 2012 and 2011.

The Company had sales to Ducon Technologies, Inc., a related party, totaling $7,260,425 and $8,920,875 for the years ended September 30, 2012 and 2011. The accounts receivable from Ducon Technologies, Inc. totaled $340,000 and $1,127,575 at September 30, 2012 and 2011.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $393,808 and $263,174 for supplies at September 30, 2012 and 2011.

The Company has made an investment in Pluto Technologies, Inc. in the amount of $80,000 during August, 2012. Mr. Sagar Govil, the Chief Executive Officer of the Company is also the Chief Executive Officer of Pluto Technologies, Inc.

