Form 10-K/A
period 2012-09-30
CEMTREX INC
filed 2013-01-03
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (“Form 10-K”) is to include the Auditor’s Opinion which was inadvertently omitted from the Form 10-K. We have corrected this omission by including the Auditor’s Opinion in this Amendment No. 1.

No other changes have been made to the Form 10-K. This Amendment No. 1 to Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

CEMTREX, INC.
(Registrant)

Dated: January 3, 2013	By	/s/ Arun Govil
Arun Govil, Chairman of the Board,

Dated: January 3, 2013	By	/s/ Renato Dela Rama
Renato Dela Rama,
Chief Financial Officer
(Principal Financial Officer)

Dated: January 3, 2013	By	/s/ Ravi Narayan
Ravi Narayan,
Vice President and Director

Dated: January 3, 2013	By	/s/ Saagar Govil
Saagar Govil,
Chief Executive Officer and President (Principal Executive Officer),
Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF CEMTREX, INC.

We have audited the accompanying consolidated balance sheet of Cemtrex, Inc. and Subsidiary as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cemtrex, Inc. and Subsidiary at September 30, 2012 and 2011, and the results of its’ consolidated operations and its’ consolidated stockholders equity and consolidated cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Saint Louis, Missouri

December 4, 2012

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

