Form 10-Q
period 2012-12-31
CEMTREX INC
filed 2013-02-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 11, 2013, the issuer had 40,599,129 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Item 1.  Financial Statements

Cemtrex, Inc. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2012	2012
Assets
Current Assets
Cash & Equivalents	$4,876	$333,045
Accounts Receivable, Net	243,723	293,155
Due from related parties	1,695,000	354,786
Inventory	295,809	250,844
Prepaid Expenses & Other Assets	174,118	393,808
Total Current Assets	2,413,526	1,625,638

Property and equipment, net	17,680	20,466
Due from related parties	—	—
Other	107,763	86,270

Total Assets	$2,538,969	$1,732,374

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$620,050	$320,709
Accrued Expenses	102,260	38,522
Customer deposits	—	—
Total Current Liabilities	722,310	359,231

Non-Current Liabilities
Notes Payable-Shareholder	757,291	476,458
Total Non-Current Liabilities	1,479,601	835,689

Total Liabilities	$1,479,601	$835,689

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 40,599,129 and 40,599,129 shares issued and outstanding, respectively	40,599	40,599
Additional Paid-in Capital	165,730	165,730
Retained Earnings (Accumulated Deficit)	852,039	689,356
Total Stockholders' Equity (Deficit)	1,059,368	896,685

Total Liabilities & Stockholders' Equity (Deficit)	$2,538,969	$1,732,374

The accompanying notes are an integral part of these unaudited consolidated financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Operations

	(Unaudited)
	For the Three Months Ended
	December 31,
	2012	2011

Revenues	$2,186,332	$2,020,916

Cost of Goods Sold	1,679,300	1,403,637

Gross Profit	507,032	617,279

Operating Expenses
Research and Development	-	-
General and Administrative	262,051	318,618

Total Operating Expenses	262,051	318,618

Operating Income (Loss)	244,981	298,661

Other Income (Expense)
Other Income	-	-
Interest Expense	(9,466)	(15,364)
Total Other Income (Expense)	(9,466)	(15,364)

Net Income (Loss) Before Income Taxes	235,515	283,297

Provision for Income Taxes	68,600	-

Net Income (Loss)	$166,915	$283,297

Income (Loss) Per Share-Basic	$0.01	$0.01
Income (Loss) Per Share-Diluted	$0.01	$0.01

Weighted Average Number of Shares-Basic	40,599,129	39,822,862
Weighted Average Number of Shares-Diluted	40,599,129	39,822,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	(Unaudited)
	For the Three Months Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$166,915	$189,562

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	2,786	5,736
Changes in operating assets and liabilities:
Accounts Receivable	49,432	(640,478)
Accounts receivable from related parties	(1,340,214)
Inventory	(44,965)	(47,117)
Prepaid Expenses & Other Assets	219,690	(2,749)
Accounts Payable	295,109	62,956
Accrued Expenses	63,738	72,767

Net Cash Used in Operating Activities	(587,509)	(359,323)

Cash Flows from Investing Activities
Purchase of Investment	(21,493)	(15,000)

Net Cash Used in Investing Activities	(21,493)	(15,000)

Cash Flows from Financing Activities
Net Loans from Shareholders	280,833	15,507
Repament of convertible debenture	-	—
Common Stock Issued for Cash	-	-

Net Cash Provided by Financing Activities	280,833	15,507

Net Increase (Decrease) in Cash	(328,169)	(358,816)

Cash Beginning of Period	333,045	415,369

Cash End of Period	$4,876	$56,553

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

 The accompanying notes are an integral part of these financial statements

CEMTREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC (collectively the “Company”), is engaged in manufacturing and selling advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Company's products are sold to power plants, refineries, chemical plants, cement plants and other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and related systems to a variety of industries.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC.

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

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2012, included in the Company’s Form 10-K filed for the year ended September 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of an future year.

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

Inventories

Inventories are comprised of replacement parts, system components and finished systems, which are stated at lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. A valuation allowance is provided for obsolete and slow-moving inventory to write cost down to market if necessary. As of September 30, 2012 the Company determined that a valuation allowance of $40,000 was required.

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

Impairment of long-lived assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the three month periods ended December 31, 2012 and 2011 the Company recorded $-0- impairment loss on long-lived assets.

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

Allowance for Doubtful Accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of December 31, 2012 and September 30, 2012, the Company has reserved $40,000 and $40,000, respectively, for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred..

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

The provision for income taxes at December 31, 2012 and 2011 is as follows:

	2012	2011
Current taxes payable:
Federal	$56,900	$—
State	11,700	—
Foreign	—	—
	68,600	—

Deferred tax asset:	(—)	(146,691)
Deferred tax valuation allowance	—	146,691
	—	—
Total	$68,600	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2012	2011
U.S. statutory rate	34.0%	34.0%
State income taxes (net of federal benefit)	7.0	7.0
Taxes on foreign income in excess of U.S. tax	—	—
Benefit of net operating loss carryforward	(7,0)	(41.0)
Effective rate	34%	—%

At December 31, 2012 and December 31, 2011 the Company has a net operating loss carryover of approximately $115,000 and $358,000, respectively, which can be carried forward to offset taxable income. Unless used the net operating loss carryforward will expire in 2029.

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

The three levels of valuation hierarchy are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

During the three month periods ended December 31, 2012 and 2011, the Company incurred $-0- and $-0- in stock-based compensation expense, respectively.

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

Note 3 - Property and Equipment

At December 31, 2012 and September 30, 2012, property and equipment are comprised of the following:

	Dec. 31 2012	Sept. 30 2012
Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392

Less: Accumulated Depreciation	(149,030)	(146,224)

Net Property and Equipment	$17,680	$20,466

Depreciation for the three months ended December 31, 2012 and 2011 was $2,786 and $5,736, respectively.

Note 4 – Prepaid Expenses and Other Current Assets

At December 31, 2012 and, September 30, 2012, prepaid expenses and other current assets are comprised of the following:

	Dec. 31 2012	Sept. 30 2012
Deposits on inventory	$174,118	$393,808

Note 5 – Note Payable – Officer

Notes Payable to Arun Govil, the Company’s former Chief Executive Officer total $757,291 and $476,458 at December 31, 2012 and September 30, 2012 and accrues interest at 5% per annum. The note payable is unsecured and has no due date.

Note 6 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate, with an interest rate of 4.00625% at September 30, 2010. Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011. At December 31, 2012 and September 30, 2012 the balance due on the line of credit was $-0-.

Note 7– Stockholders’ Equity

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

On September 8, 2009, the Company issued 1,000,000 Series A Preferred Shares to Arun Govil, the former Chief Executive Officer of the Company, in conjunction with the of the conversion of a convertible note (see Note 7).

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of December 31, 2012 and September 30, 2012, there were 40,599,129 shares issued and outstanding, respectively.

On September 8, 2009, the Company issued 2,500,000 common shares to Arun Govil, the former Chief Executive Officer of the Company, in conjunction with the of the conversion of a convertible note (see Note 7). In addition, the Company issued 2,895,000 common shares for cash totaling $8,525.

During the fiscal year ended September 30, 2012 the Company issued 776,000 shares of common stock for proceeds of $100,000.

Note 8 – Commitments & Contingencies

Lease Obligations

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.

The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $4,225 expiring on March 31, 2012. At December 31, 2012 , with the same lease contract but less area of footage, the new monthly rent is now $2,200.00.

Legal Proceedings

The Company is not currently involved in any lawsuits or litigation.

Note 9– Concentrations and Related Party Transactions

The Company has operations in the United States and India. Sales in the United States totaled $421,832 and $1,179,416 for the three months December 31, 2012, and 2011, respectively. Sales in India totaled $1,764,500 and $841,500 for the three months ended December 31, 2012 and 2011, respectively.

The Company’s net assets in India totaled $-0- and $-0- at December 31, 2012 and 2011, respectively.

The Company had sales to Ducon Technologies, Inc., a related party, totaling $1,764,500 and $841,500 for the three month periods ended December 31, 2012 and 2011, respectively. The accounts receivable from Ducon Technologies, Inc. totaled $1,695,000 at December 31, 2012 and $354,786 at September 30, 2012.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $174,118 and $393,808 for supplies at December 31, 2012 and September 30, 2012.

The Company has made an investment in Pluto Technologies, Inc. in the amount of $102,021 as of December 31, 2012 and $80,000 as of September 30, 2012. Mr. Sagar Govil, the Chief Executive Officer of the Company, is also the Chief Executive Officer of Pluto Technologies, Inc.

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

FACILITIES

The Company does not own any real estate. The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 2,850.00 expiring on March 30, 2012. At December 31, 2012 the new monthly rent is now $2,200, which is pursuant to the same lease contract but covering less square footage. The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next nine months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements

FINANCIAL CONDITION

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section hereof.

For the three month period ended December 31, 2012, we generated revenues of $2,186,332 which is an increase of $165,416 from the three month period ended December 31, 2011. For the three month period ended December 31, 2012, we generated a net profit of $507,032. For the three month period ended December 31, 2011, we had a net profit of $617,279. The following table summarizes these results:

	For the Three months Ended
	December 31
	2012	2011

Revenues	$2,186,332	$2,020,916

Operating Expenses	262,051	318,618

Net Income	507,032	617,729

Income Per Share-Basic and Diluted	0.01	0.01

Weighted Average Number of Shares	40,599,129	39,822,862

	As at	As at
	December 31	September 30
	2012	2012

Current Assets	$2,413,526	$1,625,638

Total Assets	$2,538,969	$1,732,374

Total Liabilities	$1,479,601	$835,689

Total Stockholders’ Equity	$1,059,368	$896,685

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

Generally, sales are recognized when shipments are made to customers. Rebates, allowances for damaged goods and other advertising and marketing program rebates are accrued pursuant to contractual provisions and included in accrued expenses. A certain amount of our revenues fall under the percentage of completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified.

RESULTS OF OPERATIONS

Three Month Period ending December 31, 2012 compared to Three Month Period ending December 31, 2011

Net Sales: Net sales for three months ended December 31, 2012 increased by $165,416 or 8.18% to $2,186,332 from $2,020,916 for the three months ended December 31, 2011. Sales growth increased during the three months period ended December 31, 2012 primarily due to large contracts by Griffin Filters.

Gross Profit: Gross Profit for the three months ended December 31, 2012 was $507,032 which made up 23.19% of net sales as compared to Gross profit of $617,279 for the three months ended December 31, 2011 which was 30.54% of net sales. The decrease in Gross margin in the three months ended December 31, 2012 was a direct result of the lower gross margin jobs booked and shipped by the Company.

Operating Expenses: Operating expenses for the three months ended December 31, 2012 decreased $56,567 or 17.75% to $262,051 from $318,618 for the three months ended December 31, 2011. Operating expenses as percentage of sales decreased in the three month period ended December 31, 2012 to 11.98% from 15.76% in the three month period ended December 31, 2011. The decrease in operating expenses in the current quarter were primarily due to less selling and general expenses as a result of poor market conditions.

Net Income/Loss: The Company had net profit of $235,515 before provision for Income tax of $68,600 which is 10.77% of net sales, for the three month period ended December 31, 2012 as compared to a net income of $283,297 for the three month ended December 31, 2011 which was 14.01% of net sales. The profit in the current quarter decreased as compared to income the previous quarter a year ago, was a result of lower gross margin sales and less in selling and general expenses by the Company.

Provisions for Income Taxes: The income tax provision for this three month period ended December 31, 2012 is $68,600.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1,691,216 at December 31, 2012 compared to $1,266,407 at September 30, 2012. This includes cash and cash equivalent of $4,876 at December 31, 2012 and $333,045 at September 30, 2012, respectively.

Trade receivables decreased $49,432 or 16.86% at December 31, 2012 to $243,723 from $293,155 as at September 30, 2012. The decreased in accounts receivable is attributable to terms and timing of order shipments and large contracts by Griffin Filters.

Inventories increased $44,965 or 17.92% to $295,809 at December 31, 2012 from $250,844 as at September 30, 2012. The increase in inventory was due relatively to more purchase of inventory and more shipments of ongoing jobs and contracts.

Continuing operations provided ($587,509) of cash for the three months ended December 31, 2012, compared to usage ($359,323). The increase in cash flows was primarily related to collection of account receivables timing. Investing activities for continuing operations generated $21,493 of cash during the three months ended December 31, 2012, compared to use of $15,000 during the three months ended December 31, 2011. The Financing activities during the three months ended December 31, 2012 used up $280,833 in cash from repayment of loans to shareholder and provided $15,507 in cash for the three month period ended December 31, 2011 from loan proceeds.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2013 fiscal year (ending September 30, 2013). Any major increase in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None

Item 5. Other Information:

None

Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (2)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: February 14, 2013	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 14, 2013	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

