Form 10-Q
period 2013-03-31
CEMTREX INC
filed 2013-05-13
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 30, 2013, the issuer had 40,599,129 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiary

Consolidated Balance Sheets

	(UNAUDITED)
	March 31,	September 30,
	2013	2012
Assets
Current Assets
Cash & Equivalents	$76,137	$333,045
Accounts Receivable, Net Due from related parties	159,254	293,155
Inventory	281,366	250, 844
Due From Related Parties	1,315,618	354,786
Prepaid Expenses & Other Assets	340,000	393,808
Total Current Assets	2,172,375	1,625,638

Property & Equipment, Net	14,895	20,466
Other	153,564	86,270

Total Assets	$2,340,834	$1,732,374

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$215,799	$320,709
Accrued Expenses	44,892	38,522
Accrued Income Taxes	95,700	-

Total Current Liabilities	356,391	359,231

Non-Current Liabilities
Notes Payable-Shareholder	864,416	476,458
Total Non-Current Liabilities	864,416	476,458

Total Liabilities	$1,220,807	$835,689

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,822,862 shares issued and outstanding	40,599	40,599
Additional Paid-in Capital	165,730	165,730
Retained Earnings	912,698	689,356
Total Stockholders' Equity (Deficit)	1,120,027	896,685

Total Liabilities & Stockholders' Equity (Deficit)	$2,340,834	$1,732,374

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues	$3,620,176	$1,672,556	$5,806,508	$3,693,472

Cost of Goods Sold	3,239,564	1,102,712	4,918,864	2,506,349

Gross Profit	380,612	569,844	887,644	1,187,123

Operating Expenses
General and Administrative	286,529	285,744	548,581	604,362
Total Operating Expenses	286,529	285,744	548,581	604,362

Operating Income	94,083	284,100	339,063	582,761

Other Income (Expense)
Other Income	-	27,300	-	27,300
Interest Expense	(10,555)	(15,364)	(20,021)	(30,728)
Total Other Income (Expense)	(10,555)	11,936	(20,021)	(3,428)

Net Income Before Income Taxes	83,528	296,036	319,042	579,333

Provision for Income Taxes	27,100	126,565	95,700	220,300

Net Income	$56,428	$169,471	$223,342	$359,033

Income (Loss) Per Share-Basic	$0.00	$0.00	$0.01	$0.01
Income (Loss) Per Share-Diluted	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Shares-Basic	39,822,862	39,822,862	39,822,682	39,822,862
Weighted Average Number of Shares-Diluted	39,822,862	39,822,862	39,822,862	39,822,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Six Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$223,342	$359,033

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	5,571	11,471

Changes in operating assets and liabilities:
Accounts Receivable	133,901	(145,543)
Due From Related Party	(960,832)	(1,191,500)
Inventory	(30,522)	582
Prepaid Expenses & Other Assets	53,808	(150,680)
Customer Deposits	-	(15,250)
Accounts Payable	(104,910)	(147,628)
Accrued Expenses	6,370	727,491
Income Taxes Payable	95,700	220,300

Net Cash Used in Operating Activities	(577,572)	(331,724)

Cash Flows from Investing Activities
Purchase of Investments	(67,294)	-

Net Cash Used in Investing Activities	(67,294)	-

Cash Flows from Financing Activities
Net Notes from Related Party	387,958	(1,904)
Proceeds from (repayment of) Convertible Notes	—	—

Net Cash Provided by (Used by) Financing Activities	387,958	(1,904)

Net Increase (Decrease) in Cash	(256,908)	(333,628)

Cash Beginning of Period	333,045	415,369

Cash End of Period	$76,137	$81,741

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$-
Cash Paid during the period for income taxes	-	-

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

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Cemtrex Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2012, included in the Company’s Form 10-K filed for the year ended September 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of an future year.

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

Impairment of long-lived asset

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the three and six month periods ended March 31, 2013 and 2012 the Company recorded $-0- impairment loss on long-lived assets, respectively.

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

Cost of sales

The Company includes all costs directly related to the production of goods for sale in cost of goods sold. The Company classifies direct material, direct labor, production related overheads, freight and distribution costs and the depreciation and amortization of assets directly used in the production of goods for sale as cost of sales in the statement of operations.

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

Allowance for Doubtful Accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of March 31, 2013 and September 30, 2012, the Company has reserved $40,000 and $40,000, respectively, for doubtful accounts.

Advertising

The Company expenses advertising costs as incurred.

Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes”, formerly referenced as SFAS No. 109, “Accounting for Income Taxes.” Under the provisions of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The provision for income taxes at March 31, 2013 and 2012 is as follows:

	2013	2012
Current taxes payable:
Federal	$75,600	$174,300
State	20,100	46,000
Foreign	—	—
	95,700	220,300

Deferred tax asset:	(—)	(—)
Deferred tax valuation allowance	—	—
	—	—
Total	$95,700	$220,300

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2012	2011
U.S. statutory rate	34.0%	34.0%
State income taxes (net of federal benefit)	7.0	7.0
Taxes on foreign income in excess of U.S. tax	—	—
Benefit of net operating loss carryforward	(7.0)	(7.0)
Effective rate	34%	34%

At March 31, 2013 and March 31, 2012 the Company has a net operating loss carryover of approximately $115,000 and $358,000, respectively, which can be carried forward to offset taxable income. Unless used the net operating loss carryforward will expire in 2029.

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

Stock-based compensation

The Company records compensation expense associated with stock options and other forms of employee and non-employee equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation,” formerly referenced as SFAS 123R, “Share-Based Payment.” The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

During the three and six months periods ended March 31, 2013 and 2012, the Company incurred $-0- and $-0-, respectively, in stock-based compensation expense.

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

Note 3 - Property and Equipment

At December 31, 2012 and September 30, 2012, property and equipment are comprised of the following:

	Mar. 31,	Sept. 30,
	2013	2012

Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392

Less: Accumulated Depreciation	(151,815)	(146,224)

Net Property and Equipment	$14,895	$20,466

Depreciation for the six months ended March 31, 2013 and 2012 was $5,571 and $11,571, respectively.

Note 4 – Prepaid Expenses and Other Current Assets

At March 31, 2013 and, September 30, 2012, prepaid expenses and other current assets are comprised of the following:

	Mar. 31,	Sept. 30,
	2013	2012

Deposits on inventory	$340,000	$393,808

Note 5 – Note Payable – Officer

Notes Payable to Arun Govil, the Company’s former Chief Executive Officer total $864,416 and $476,458 at March 31, 2013 and September 30, 2012, respectively, and accrues interest at 5% per annum. The note payable is unsecured and has no due date.

Note 6 – Bank Line of Credit

On Feb 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate, with an interest rate of 4.00625% at September 30, 2010. Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011. At December 31, 2013 and September 30, 2012 the balance due on the line of credit was $-0-, respectively.

Note 7– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of March 31, 2013 and September 30, 2012, there were 1,000,000 shares issued and outstanding, respectively.

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

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of March 31, 2013and September 30, 2012, there were 40,599,129 shares issued and outstanding, respectively.

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

The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $4,225 expiring on March 31, 2012. At March 31, 2013 , with the same lease contract but less area of footage, the new monthly rent is now $2,200.

Legal Proceedings

The Company is not currently involved in any lawsuits or litigation.

Note 9– Concentrations and Related Party Transactions

The Company has operations in the United States and India. Sales in the United States totaled $947,176 and $1,374,397 for the six months ended March 31, 2013, and 2012, respectively. Sales in India totaled $4,859,332 and $2,319,075 for the six months ended March 31, 2013 and 2012, respectively.

The Company’s net assets in India totaled $-0- and $-0- at March 31, 2013 and 2012, respectively.

The Company had sales to Ducon Technologies, Inc., a related party, totaling $4,859,332 and $2,319,075 for the six month periods ended March 31, 2013 and 2012, respectively. The accounts receivable from Ducon Technologies, Inc. totaled $1,300,832 at March 31, 2013 and $354,786 at September 30, 2012, respectively.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $340,000 and $393,808 for supplies at March 31, 2013 and September 30, 2012, respectively.

The Company has made an investment in Pluto Technologies, Inc. in the amount of $149,339 as of March 31, 2013 and $80,000 as of September 30, 2012. Mr. Sagar Govil, the Chief Executive Officer of the Company is also the Chief Executive Officer of Pluto Technologies, Inc.

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

INTELLECTUAL PROPERTY

Over the years, the Company has developed proprietary technologies that gives it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property. The Company has not filed any patents.

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

The Company’s sales representatives also serve an ongoing liaison function between us and our customers during the installation phase of our products and systems and address customers' questions or concerns arising thereafter. The Company selects representatives based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

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

FACILITIES

The Company does not own any real estate. The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.00. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 2,850.00 expiring on March 30, 2012. With the same lease contract but less area of footage, the current monthly rent is now $2,200.00. The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next nine months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

FINANCIAL CONDITION

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section hereof.

For the three month period ended March 31, 2013, we generated revenues of $3,620,176 which is an increase of $1,947,620] from the three month period ended March 31, 2012. For the three month period ended March 31, 2013, we generated a net profit of $83,528. For the three month period ended March 31, 2012, we had a net income of $296,036. The following table summarizes these results:

	For the Three months Ended
	March 31,	March 31,
	2013	2012

Revenues	$3,620,176	$1,672,556

Operating Expenses	286,529	285,744

Net Income	83,528	296,036

Income Per Share-Basic and Diluted	0.01	0.01

Weighted Average Number of Shares	39,822,862	39,822,862

	As at	As at
	March	September
	31,	30,
	2013	2012

Current Assets	$2,172,375	$1,625,638

Total Assets	$2,340,834	$1,732,374

Total Liabilities	$1,220,807	$835,689

Total Stockholders’ Equity	$1,120,027	$896,685

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

RESULTS OF OPERATIONS

Three Month Period ending March 31, 2013 compared to Three Month Period ending March 31, 2012

Net Sales: Net sales for three months ended March 31, 2013 increased by $1,947,620 or 116.44%, to $3,620,176 from $1,672,556 for the three months ended March 31, 2012. Sales increased during the three month period ended March 31, 2013 primarily due to large project executed by Griffin Filters, LLC during the quarter.

Gross Profit: Gross Profit for the three months ended March 31, 2013 decreased by $ 189,232 or 33.21% to $380,612, which was 10.51% of net sales, from $569,844 for the three months ended March 31, 2012 which was 34.07% of net sales. The lower gross margin in the three months ended March 31, 2013 was a direct result of low gross margin of the large project executed during the quarter.

Operating Expenses: Operating expenses for the three months ended March 31, 2013 increased by $ 785 or .27% to $286,529 from $285,744 for the three months ended March 31, 2012. Operating expenses as a percentage of sales decreased in the three month period ended March 31, 2013 to 7.91%% from 17.08 % in the three month period ended March 31, 2012. The increase in operating expenses in the current quarter were primarily due to increase in administrative and marketing expenses for various product lines.

Net Income/Loss: The Company had net income of $ 83,528 which was 2. 3%] of net sales, for the three month period ended March 31, 2013 as compared to a net income of $296,036 for the three month ended March 31, 2012 which was 17.69 % of net sales .The profit in the current quarter decreased as compared to income the previous quarter a year ago, was a result of lower gross profit on large project executed by Griffin Filters, LLC during the quarter.

Six Month Period ending March 31, 2013 compared to Six Month Period ending March 31, 2012

Net Sales: Net sales for six months ended March 31, 2013 increased by $ 2,113,036 or 57.21%, to $ 5,806,508 from $3,693,472 for the six months ended March 31, 2012. Sales increased during the six month period ended March 31, 2013 primarily due to higher overall sales due to favorable economic conditions.

Gross Profit : Gross Profit for the six months ended March 31, 2013 was $ 887,644 which made up 15.28 % of net sales as compared to Gross Profit of $1,187,123 for the six months ended March 31, 2012 which was 32..14% of net sales. The lower gross margin in the six months ended March 31, 2013 was a direct result of lower profit margin jobs booked and shipped as compared to the previous quarter was a direct results of high profit margin products mix shipped during the period..

Operating Expenses: Operating expenses for the six months ended March 31, 2013 decreased $ 55,781 or 9.23 % to $548,581 from $604,362 for the six months ended March 31, 2012. Operating expenses as a percentage of sales decreased in the six month period ended March 31, 2013 to 9.44 % from 16.36 % in the six month period ended March 31, 2012. The decreased in operating expenses in the current quarter were primarily due to decrease in administrative and marketing expenses for promoting Cemtrex’s Green DCV and Ventilation Air Methane MCDR product lines.

Net Income/Loss: The Company had net profit of $ 319,042 which was 5.49 % of net sales, for the six month period ended March 31, 2013 as compared to a net income of $579,333 for the six month period ended March 31, 2012 which was 15.68% of net sales. The profit in the current quarter decreased as compared to income the previous quarter a year ago, as a result of lower gross profit on shipments made during the quarter. The net income percentage in this period as compared to the previous one was a result of lower gross margin sales and higher operating expenses.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $ 1,815,984 at March 31, 2013 compared to $ 1,266,407 at September 30, 2012. This includes cash and cash equivalent of $ 76,137 at March 31, 2013 and $333,045 at September 30, 2012, respectively. The reason for the increase in working capital was due to less purchase of inventory which involve prepayment to vendors.

Trade receivables decreased $ 133,901 or 45.67 % at March 31, 2013 to $ 159,254 from $293,155 at September 30, 2012. The decrease in accounts receivable is attributable to terms and timing of order shipments from customers and contracts by Cemtrex Inc.

Inventories increased $ 30,522 or 12.16 % to $281,366 at March 31, 2013 from $250,844 at September 30, 2012. The increased in inventories was due to relatively more purchase of inventory and less shipments of ongoing jobs and contracts..

Continuing operations provided $ 577,572 of cash for the six months ended March 31, 2013, compared to usage of $331,724. The increase in cash flows was primarily related to collection of account receivables timing. Investing activities for continuing operations generated $67,294 of cash during the six months ended March 31, 2013, compared to use of $ 0 cash during the six months ended March 31, 2012. The financing activities during the six months ended March 31, 2013 used up $387,958 in cash from repayment of loans to shareholders and provided $1,904 in cash for the six month period ended March 31, 2012 from loan proceeds.

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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None.

Item 5. Other Information:

None.

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

CEMTREX, INC.
(Registrant)

Dated: May 13, 2013	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 13, 2013	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

