Form 10-Q
period 2013-06-30
CEMTREX INC
filed 2013-08-12
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2013, the issuer had [40,599,129] shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiary

Consolidated Balance Sheets

	(UNAUDITED)
	June 30,	September 30,
	2013	2012
Assets
Current Assets
Cash & Equivalents	$69,609	$333,045
Accounts Receivable, Net Due from related parties	514,150	293,155
Inventory	267,786	354,786
Prepaid Expenses & Other Assets	409,986	393,808
Due From Related Parties	1,096,638	354,786
Total Current Assets	2,358,169	1,625,638

Property & Equipment, Net	12,109	20,466
Other	231,774	86,270

Total Assets	$2,602,052	$1,732,374

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$211,953	$320,709
Accrued Expenses	58,388	38,522
Accrued Income Taxes	104,928	-
Bank Overdraft	92,922	-
Total Current Liabilities	468,191	359,231

Non-Current Liabilities
Notes Payable-Shareholder	1,006,166	476,458
Total Non-Current Liabilities	1,006,166	476,458

Total Liabilities	$1,474,357	$835,689

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 39,822,862 shares issued and outstanding	40,599	40,599
Additional Paid-in Capital	165,730	165,730
Retained Earnings	920,366	689,356
Total Stockholders' Equity (Deficit)	1,127,695	896,685

Total Liabilities & Stockholders' Equity (Deficit)	$2,602,052	$1,732,374

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$5,332,157	$3,672,005	$11,138,665	$7,365,477

Cost of Goods Sold	5,005,134	3,312,171	9,923,998	5,818,520

Gross Margin	327,023	359,834	1,214,667	1,546,957

Operating Expenses
General and Administrative	303,747	250,808	852,328	855,170
Total Operating Expenses	303,747	250,808	852,328	855,170

Operating Income	23,276	109,026	362,339	691,787

Other Income (Expense)
Other Income	-	-	-	27,300
Interest Expense	(12,308)	(5,392)	(32,329)	(38,120)
Total Other Income (Expense)	(12,308)	(5,392)	(32,329)	(8,820)

Net Income Before Income Taxes	10,968	103,634	330,010	682,967

Provision for Income Taxes	3,300	38,980	99,000	256,280

Net Income	$7,668	$64,654	$231,010	$423,687

Income (Loss) Per Share-Basic	$0.00	$0.01	$0.01	$0.01
Income (Loss) Per Share-Diluted	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Shares-Basic	39,822,862	39,822,862	39,822,862	39,822,862
Weighted Average Number of Shares-Diluted	39,822,862	39,822,862	39,822,862	39,822,862

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$231,010		$423,687

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	8,357		16,080

Changes in operating assets and liabilities:
Accounts Receivable	(220,995)		93,718
Due From Related Party	(741,852)		512,789
Inventory	(16,942)		(3,921)
Prepaid Expenses & Other Assets	(16,178)		(60,174)
Customer Deposits	-		(15,250)
Accounts Payable	(102,828)		(428,350)
Accrued Expenses	19,866		(51,864)
Income Taxes Payable	99,000		259.280

Net Cash Used in Operating Activities	(740,562)		745,995

Cash Flows from Investing Activities
Purchase of Investments	(145,504)		-

Net Cash Used in Investing Activities	(145,504)		-

Cash Flows from Financing Activities
Net Notes from Related Party	529,708		(1,088,842)
Bank overdraft	92,922

Net Cash Provided by (Used by) Financing Activities	622,630		(1,088,842

Net Increase (Decrease) in Cash	(263,436		(342,847)

Cash Beginning of Period	333,045		415,369

Cash End of Period	$69,609		$72,522

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$-	$
Cash Paid during the period for income taxes	1,266		8,507

 The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

June 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Business & Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC (collectively the “Company”), engages in manufacturing and selling advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, etc. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. The Company's products are sold to power plants, refineries, chemical plants, cement plants and other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC.

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The consolidated financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Interim financial statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended September 30, 2012, included in the Company’s Form 10-K filed for the year ended September 30, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of a future year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC. All inter-company accounts and transactions have been eliminated.

The acquisition of Griffin Filters, LLC by Cemtrex, Inc. was treated as a business combination due to the fact that the acquired entity and purchased entity were owned by the same individual. Therefore, these consolidated financial statements have been retrospectively adjusted for all periods presented.

Fiscal Year-End

The Company has elected a September 30 year-end.

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

Use of Estimates and Assumptions

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

During the three and nine month periods ended June 30, 2013 and 2012 the Company recorded $-0- impairment loss on long-lived assets, respectively.

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

Allowance for Doubtful Accounts

We provide an allowance for estimated uncollectible accounts receivable balances based on historical experience and the aging of the related accounts receivable. As of June 30, 2013 and September 30, 2012, the Company has reserved $40,000 and $40,000, respectively, for doubtful accounts.

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

The provision for income taxes at June 30, 2013 and 2012 is as follows:

	2013	2012
Current taxes payable:
Federal	$77,500	$218,280
State	21,500	41,000
Foreign	—	—
	99,000	259,280

Deferred tax asset:	(—)	(—)
Deferred tax valuation allowance	—	—
	—	—
Total	$99,000	$220,300

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2013	2012
U.S. statutory rate	34.0%	34.0%
State income taxes (net of federal benefit)	7.0	7.0
Taxes on foreign income in excess of U.S. tax	—	—
Benefit of net operating loss carryforward	(7.0)	(7.0)
Effective rate	34%	34%

At June 30, 2013 and June 30, 2012 the Company has a net operating loss carryover of approximately $115,000 and $358,000, respectively, which can be carried forward to offset taxable income. Unless used the net operating loss carryforward will expire in 2029.

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

During the three and nine months periods ended June 30, 2013 and 2012, the Company incurred $-0- and $-0- in stock-based compensation expense.

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

Note 3 - Property and Equipment

At June 30, 2013 and September 30, 2012, property and equipment are comprised of the following:

	June 30, 2013	September 30, 2012

Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392

Less: Accumulated Depreciation	(154,601)	(146,224)

Net Property and Equipment	$12,109	$20,466

Depreciation for the nine months ended June 30, 2013 and 2012 was $8,357 and $16,080, respectively.

Note 4 – Prepaid Expenses and Other Current Assets

At June 30, 2013 and September 30, 2012, prepaid expenses and other current assets are comprised of the following:

	June 30, 2013	September 30, 2012

Deposits on inventory	$409,985	$393,808

Note 5 – Note Payable – Officer

Notes Payable to Arun Govil, the Company’s former Chief Executive Officer total $1,006,166 and $476,458 at June 30, 2013 and September 30, 2012 and accrues interest at 5% per annum. The note payable is unsecured and has no due date.

Note 6 – Bank Line of Credit

On February 1, 2010, Cemtrex entered into a $250,000 Commercial line of Credit with JP Morgan Chase Bank. The note carries a variable interest rate at 3.75% over the LIBOR rate, with an interest rate of 4.00625% at September 30, 2010. Accrued interest and fees are payable monthly, with the entire principle balance due at maturity on February 1, 2011.

At June 30, 2013 and September 30, 2012 the balance due on the line of credit was $-0-, respectively.

Note 7– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value.

As of June 30, 2013 and September 30, 2012, there were 1,000,000 shares issued and outstanding, respectively.

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

As of June 30, 2013 and September 30, 2012, there were 40,599,129 shares issued and outstanding, respectively.

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

The Company’s subsidiary Griffin Filters LLC leases approximately 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $4,225 which expired on March 31, 2012.

At June 30, 2013, with the same lease contract but less area of footage, the new monthly rent is now $2,200.00.

Legal Proceedings

The Company is not currently involved in any lawsuits or litigation.

Note 9 – Concentrations and Related Party Transactions

The Company has operations in the United States and India. Sales in the United States totaled $1,869,813 and $4,035,552 for the nine months ended June 30, 2013, and 2012, respectively. Sales in India totaled $9,268,852 and $3,329,925 for the nine months ended June 30, 2013 and 2012, respectively.

The Company’s net assets in India totaled $-0- and $-0- at June 30, 2013 and 2012, respectively.

The Company had sales to Ducon Technologies, Inc., a related party, totaling $9,268,852 and $3,329,925 for the nine month periods ended June 30, 2013 and 2012, respectively. The accounts receivable from Ducon Technologies, Inc. totaled $1,078,352 at June 30, 2013 and $354,786 at September 30, 2012.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $340,000 and $393,808 for supplies at June 30, 2013 and September 30, 2012, respectively.

The Company has made an investment in Pluto Technologies, Inc. in the amount of $225,048 as of June 30, 2013 and $80,000 as of September 30, 2012. Mr. Sagar Govil, the Chief Executive Officer of the Company is also the Chief Executive Officer of Pluto Technologies, Inc.

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

The Company, through its subsidiary, Griffin Filters, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. Griffin’s equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

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

We obtain virtually all our contracts through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of the efficiency or reliability of products and the engineering and technical expertise of the bidder. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Thermo Fisher Scientific Inc., Tekran Instruments Corporation, Altech Environment USA, Shaw Group and Horiba Instruments Inc. in the emissions monitoring business.

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

FACILITIES

The Company does not own any real estate. The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000. The Company’s subsidiary Griffin Filters LLC leases approx. 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $ 2,850, which expired on March 30, 2012. With the same lease contract but less area of footage, the current monthly rent is now $2,200. The Company has no plans to acquire any property in the immediate future. The Company believes that its current facilities are adequate for its needs through the next nine months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

FINANCIAL CONDITION

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section hereof.

For the three month period ended June 30, 2013, we generated revenues of $5,332,157, which is an increase of $1,660,152 from the three month period ended June 30, 2012. For the three month period ended June 30, 2013, we generated a net profit of $10,968. For the three month period ended June 30, 2012, we had a net income of $ 103,634. The following table summarizes these results:

	For the Three months Ended
	June 30,	June 30,
	2013	2012

Revenues	$5,332,157	$3,672,005

Operating Expenses	303,747	250,808

Net Income	10,968	103,634

Income Per Share-Basic and Diluted	0.01	0.01

Weighted Average Number of Shares	39,822,862	39,822,862

	As at	As at
	June	September
	30,	30,
	2013	2012

Current Assets	2,358,169	$1,625,638

Total Assets	2,602,052	$1,732,374

Total Liabilities	1,474,357	$835,689

Total Stockholders’ Equity	1,127,695	$896,685

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

RESULTS OF OPERATIONS

Three Month Period ending June 30, 2013 compared to Three Month Period ending June 30, 2012

Net Sales: Net sales for three months ended June 30, 2013 increased by $1,660,152 or 45.21%, to $5,332,157 from $3,672,005 for the three months ended June 30, 2012. Sales increased during the three month period ended June 30, 2013 primarily due to large project executed by Griffin Filters, LLC during the quarter.

Gross Profit: Gross Profit for the three months ended June 30, 2013 decreased by $32,811 or 9.1 % to $327,023, which was 6.1% of net sales, from $359,834 for the three months ended June 30, 2012, which was 9.8% of net sales. The lower gross margin in the three months ended June 30, 2013 was a direct result of low gross margin of the large project executed during the quarter.

Operating Expenses: Operating expenses for the three months ended June 30, 2013 increased by $52,939 or 21.1% to $303,747 from $250,808 for the three months ended June 30, 2012. Operating expenses as a percentage of sales decreased in the three month period ended June 30, 2013 to 5.6% from 6.8% in the three month period ended June 30, 2012. The increase in operating expenses in the current quarter were primarily due to increase in administrative and marketing expenses for various product lines.

Net Income/Loss: The Company had net income of $10,968 which was .2% of net sales, for the three month period ended June 30, 2013 as compared to a net income of $103,634 for the three month ended June 30, 2012 which was 2.8 % of net sales .The profit in the current quarter decreased as compared to income the previous quarter a year ago, was a result of lower gross profit on large project executed by Griffin Filters, LLC during the quarter.

Nine Month Period ending June 30, 2013 compared to Nine Month Period ending June 30, 2012

Net Sales: Net sales for nine months ended June 30, 2013 increased by $3,773,188 or 51.22%, to $ 11,138,665 from $7,365,477 for the nine months ended June 30, 2012. Sales increased during the nine month period ended June 30, 2013 primarily due to higher overall sales due to favorable economic conditions.

Gross Profit : Gross Profit for the nine months ended June 30, 2013 was $1,214,667 which made up 10.90 % of net sales as compared to Gross Profit of $1,546,197 for the nine months ended June 30, 2012 which was 21% of net sales. The lower gross margin in the nine months ended June 30, 2013 was a direct result of lower profit margin jobs booked and shipped as compared to the previous quarter was a direct results of high profit margin products mix shipped during the period..

Operating Expenses: Operating expenses for the nine months ended June 30, 2013 decreased $2,842 or .3% to $855,328 from $855,170 for the nine months ended June 30, 2012. Operating expenses as a percentage of sales decreased in the nine month period ended June 30, 2013 to 7.65 % from 11.61 % in the nine month period ended June 30, 2012. The decreased in operating expenses in the current quarter were primarily due to decrease in administrative and marketing expenses for promoting Cemtrex’s Green DCV and Ventilation Air Methane MCDR product lines.

Net Income/Loss: The Company had net profit of $330,010 which was 2.9% of net sales, for the nine month period ended June 30, 2013 as compared to a net income of $682,967 for the nine month period ended June 30, 2012 which was 9.2% of net sales. The profit in the current quarter decreased as compared to income the previous quarter a year ago, as a result of lower gross profit on shipments made during the quarter. The net income percentage in this period as compared to the previous one was a result of lower gross margin sales and higher operating expenses.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1,889,978 at June 30, 2013 compared to $1,266,407 at September 30, 2012. This includes cash and cash equivalent of $69,609 at June 30, 2013 and $333,045 at September 30, 2012, respectively. The reason for the increase in working capital was due to less purchase of inventory which involve prepayment to vendors.

Trade receivables increased $220,995 or 75.38% at June 30, 2013 to $514,150 from $293,155 at September 30, 2012. The increase in accounts receivable is attributable to change of terms of contract and shipments date..

Inventories increased $16,942 or 6.7% to $267,786 at June 30, 2013 from $250,844 at September 30, 2012. The increased in inventories was due to relatively more purchase of inventory and less shipments of ongoing jobs and contracts..

Continuing operations provided $740,562 of cash for the nine months ended June 30, 2013, compared to usage of $745 995. The decrease in cash flows was primarily related to increase in inventory combined with increase in accounts payable.. Investing activities for continuing operations generated $145,504 of cash during the nine months ended June 30, 2013, compared to use of $0 cash during the nine months ended June 30, 2012. The financing activities during the nine months ended June 30, 2013 used up $622,630 in cash from repayment of loans to shareholders and provided $1,088,842 in cash for the nine month period ended June 30, 2012 from loan proceeds.

We believe that our cash on hand, and cash generated by operations, should be sufficient to meet the capital demands of our current operations during the 2013 fiscal year (ending September 30, 2013). Any major increases in sales may require additional cash inflow. Failure to obtain additional capital could materially adversely impact our operation and growth potential.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3. Defaults upon Senior Securities:

None.

Item 5. Other Information:

None.

Item 6. Exhibits

31.1 (2)	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of of 2002.

32.2 (2)	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: August 9, 2013	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 9, 2013	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

