Form 10-K
period 2013-09-30
CEMTREX INC
filed 2014-01-16
CIK 1435064

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2013

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

631-756-9116
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	OTCQB

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
Yes ☐             No ☑

As of December 11, 2013, the number of the registrant's common stock held by non-affiliates of the registrant was 10,969,219 and the  aggregate market value $3,290,766 based on the average bid and asked price of $0.30 on December 11, 2013.

As of December 11, 2013, the registrant had 40,599,129 shares of common stock outstanding.

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

PART I

ITEM 1.                BUSINESS

Cemtrex Inc. ("Cemtrex" or the "Company") is a technology company that operates in a wide array of business segments and provides solutions to meet today's industrial challenges. The Company provides electronic manufacturing services of printed circuit board assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

The Company through its Monitoring Instruments and Products (MIP) division manufactures sells, and services instruments, software and systems for monitoring emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally. Cemtrex also markets technologies for generating carbon credits from low temperature catalytic oxidation of methane ventilating from coal mines.  Cemtrex also provides Green Direct Control Ventilation (DCV) systems for commercial buildings to provide energy efficiency of up to 40% on existing and new installations. The Company sells air filtration and environmental control products through its subsidiary Griffin Filters LLC. Cemtrex through its wholly owned subsidiary ROB Cemtrex GmbH provides electronic manufacturing services, which includes printed circuit board assemblies and completely assembled electronic products.

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc."  The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004.

RECENT DEVELOPMENTS

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consists of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries.  ROB Group also has a manufacturing facility in Sibiu, Romania.  ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex Inc.

On October 30, 2012, the Company announced that it acquired a stake in Pluto Technologies, Inc. Pluto Technologies, Inc. is a mobile startup that has developed several mobile applications.

PRODUCTS

The Company offers a range of products, systems and services incorporating diverse technologies, to address the needs of a wide variety of industries around the world. Cemtrex, provides electronic manufacturing services of printed circuit board assemblies, provides instruments for industrial processes, and provides industrial environmental control systems.

Cemtrex through its wholly owned subsidiary ROB Cemtrex GmbH, provides electronic manufacturing services, which includes printed circuit board assemblies and completely assembled electronic products. In connection with the production of assembled products, the Company also provides services to its customers, including (i) automatic and manual assembly and testing of products; (ii) material sourcing and procurement; (iii) manufacturing and test engineering support; and (iv) prototype design services. The Company has the ability to produce assemblies requiring mechanical as well as electronic capabilities. The products produced by the Company are further incorporated into finished products sold in various industries, particularly automotive, telecommunications, appliance, consumer electronics, industrial automation and medical devices. ROB Cemtrex also manufactures custom designed cables, connectors, and wire harnesses for various industrial, medical and automotive applications. ROB Cemtrex provides a broad range of electronic outsource manufacturing solutions to its customers.

Company through its Monitoring Instruments and Products (MIP) division manufactures and sells advanced instruments for emissions monitoring, process analysis, and controls for industrial applications and compliance with environmental regulations. MIP emission monitoring systems are installed at the exhaust stacks of industrial facilities and are used to measure the outlet flue gas concentrations of a range of regulated pollutants. Through use of the company's equipment and instrumentation, Cemtrex clients can monitor the exhausts to the atmosphere from their facilities and comply with Environmental Protection Agency and state and local emission regulations on dust, particulate, fumes, acid gases and other regulated pollutants into the atmosphere.

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

Cemtrex’s MIP division also markets a range of crude oil and natural gas analyzers. These products provide real time measurement of various properties specific to the refining processes of oil and gas. Some of the properties include RON, salt and water content, pH, viscosity, and other critical parameters that can be used to improve the blending and refining processes. The analyzers are sold by refineries and similar facilities to optimize the yield of blended and refined product.

MIP's Laser Opacity monitor is used to determine opacity or dust concentration in stack gases. Cemtrex also provides direct-extractive and dilution-extractive CEMS (continuous emissions monitoring solutions) equipment and systems for use with utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators in industries such as: chemicals, pulp and paper, steel, power, coal and petrochemical along with municipalities, state and federal governments.

Cemtrex also designs, manufactures and sells an energy efficiency product line named Green DCV, which provides energy efficiency in HVAC systems for commercial buildings and industrial installations. Cemtrex's proprietary Green-DCV system accurately monitors CO2 levels inside a building, and then regulates the HVAC air-handling system to save energy and improve air quality. Cemtrex Green-DCV can provide significant energy savings in buildings where occupancy fluctuates during a 24-hour period, such as: office buildings, government facilities, shopping malls, movie theaters, restaurants & schools.

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

SUPPLIERS

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers.  The Company buys parts and components to assemble and manufacture its equipment and products. The Company also  utilizes sub-suppliers and third party vendors to procure from or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work.

PARTS, REPAIR AND REFURBISHMENT SERVICES

The Company also provides replacement and spare parts and repair and refurbishment services for all its systems following the expiration of the warranties which generally range up to 12 months. The Company has experienced only minimal costs from its warranties.

The Company's standard terms of sale disclaim any liability for consequential or indirect losses or damages stemming from any failure of its products or systems or any component thereof.  The Company seeks indemnification from its subcontractors for any loss, damage or claim arising from the subcontractors' failure to perform.

COMPETITION

The Company faces substantial competition in each of its principal markets.  Most of its competitors are larger and have greater financial resources than the Company; several are divisions of multi-national companies. The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of its products, systems and services.  Additionally, the Company's management believes that the successful  delivery, installation and performance of the Company's  products and systems is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

The Company obtains virtually all its contracts through competitive bidding. Although price is an important factor and may in some cases be the governing  factor,  it is not always determinative, and contracts are often awarded on the basis of the efficiency  or  reliability  of  products  and  the  engineering  and  technical expertise of the bidder.  Several companies market products that compete directly with Company’s products. Other companies offer products that potential customers may consider to be acceptable alternatives to Company’s products and services.  The Company faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources.

INTELLECTUAL PROPERTY

Over the years, the Company has developed proprietary technologies that gives  it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property.

MARKETING

The Company sells its products globally and relies on direct sales force, manufacturing representatives, distributors, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market its products and services. The Company uses independent sales representatives in the United States backed by its sales management and technical professionals. The Company's arrangements with independent sales representatives accord each a defined territory within which to sell some or all of its  products  and  systems,  provide  for the payment of  agreed-upon  sales commissions  and are  terminable  at  will.  The Company's sales representatives do not have authority to execute contracts on the Company's behalf.

The Company's sales representatives also serve as ongoing liaison function between Company and its customers during the installation phase of the products and systems and address customers' questions or concerns arising thereafter. The Company selects representatives based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

Technical inquiries received from potential customers are referred to the engineering personnel. Thereafter, the Company's sales and engineering personnel jointly prepare a budget proposal, or a final bid.  The period between initial customer contact and issuance of an order is generally between two and twelve months.

CUSTOMERS

The Company's principal customers are engaged in automotive, medical, industrial automation, refining, power, chemical, mining and metallurgical processing.  Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. For several years, the Company has marketed its products as integrated custom engineered systems and solutions. No one single customer accounts for a large percentage of its annual sales.

For the MIP business, the Company is responsible to its customers for all phases of the design, assembly, supply and, if included, field installation of its products and systems. The successful completion of a project is generally determined by a successful operational test of the supplied equipment conducted by our field service technician in the presence of the customer. For ROB Cemtrex GmbH, the company is responsible for the production, supply, and delivery of products to its customers. In order to satisfy customer orders, the Company must consistently meet production deadlines and maintain a high standard of quality.

INSURANCE

The Company currently maintains different types of insurance, including general liability and property coverage.  The Company does not maintain product liability insurance with respect to its products and equipment.  Management believes that the insurance coverage that it has is adequate for its current business needs.

EMPLOYEES

The Company employs approximately 220 people as of December 11, 2013, including 15 engaged in engineering, 162 in manufacturing and 43 in administrative and marketing functions.

GOVERNMENT REGULATION

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations.

Management believes that the existence of governmental regulations creates demand for Company's emission monitoring equipment and environmental control systems. Significant environmental laws, particularly the Federal Clean Air Act, have been enacted in response to public concern about the environment.  The Company believes that compliance with and enforcement of these laws and regulations create the demand for its environmental control related products and systems.  The Federal Clean Air Act, initially adopted in 1970 and extensively amended in 1990, requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of industrial facilities.  States have primary responsibility for implementing these standards, and, in some cases, have adopted more stringent standards.

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

RISKS RELATED TO OUR BUSINESS

•              We are substantially dependent upon the success and market acceptance of our technology. The failure of the emissions monitoring and controls market to develop as we anticipate, would adversely affect our environmental control products business.

The Company's success is largely dependent on increased market acceptance of our emission monitoring equipment and control systems. If acceptance of emissions monitoring equipment does not continue to grow, then the Company's revenues may be significantly reduced.

•              The Company’s ability to secure and maintain sufficient credit arrangements is key to its continued operations.

There is no assurance that the Company’s German Subsidiary will be able to retain or renew its credit agreements and other finance agreements in the future. In the event the business grows rapidly, the uncertain economic climate continues or the Company considers another acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.

•              Adverse changes in the economy or political conditions could negatively impact the Company’s business, results of operations and financial condition.

The Company’s sales and gross margins depend significantly on market demand for its customers’ products. The uncertainty in the U.S. and international economic and political environment could result in a decline in demand for our customers’ products in any industry. Further, any adverse changes in tax rates and laws affecting our customers could result in decreasing gross margins. Any of these factors could negatively impact the Company’s business, results of operations and financial condition.

•              Most of the ROB Cemtrex customers do not commit to long-term production schedules, which makes it difficult to schedule production and achieve maximum efficiency at the Company’s manufacturing facilities and to manage inventory levels.

The volume and timing of sales to the Company’s customers may vary due to:

•     customers’ attempts to manage their inventory
•     variation in demand for the Company’s customers’ products
•     design changes, or
•     acquisitions of or consolidation among customers

Many of  ROB Cemtrex customers do not commit to firm production schedules. The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels. The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers. Orders from the Company’s customers could be cancelled or delivery schedules could be deferred as a result of changes in its customers’ demand, thereby adversely affecting the Company’s results of operations, and resulting in higher inventory levels.

•              ROB Cemtrex’s customers have competitive challenges, including rapid technological changes, pricing pressure and decreasing demand from their customers, which could adversely affect their business and the Company’s.

Factors affecting the industries that utilize our customers’ products could negatively impact our customers and the Company. These factors include:

•     increased competition among our customers and their competitors

•     the inability of our customers to develop and market their products

•     recessionary periods in our customers’ markets

•     the potential that our customers’ products become obsolete

•     our customers’ inability to react to rapidly changing technology

Any such factor or a combination of factors could negatively impact our customers’ need for or ability to pay for our products, which could, in turn, affect the Company’s results of operations.

•              If we are unable to develop new products, our competitors may develop and market products with better features that may reduce demand for our potential products.

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

•              Even though we have a profit for the fiscal year ending September 30, 2013, and we may not incur profit for the foreseeable future.

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

•              The Company faces constant changes in governmental standards by which our environmental control products are evaluated.

The Company believes that, due to the constant focus on the environment and clean air standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both domestically and abroad is possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air.  In the event our products fail to meet these ever-changing standards, some or all of our environmental control products may become obsolete.

•              The future growth of our environmental control business depends, in part, on enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide.

The Company expects that the future environmental control products business growth will be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide.  If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

•              We may incur substantial costs enforcing our proprietary information, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to patent and other intellectual property rights.

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

•              Product defects could cause the Company to incur significant product liability, warranty, repair and support costs and damage its reputation which would have a material adverse effect on its business.

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

•              The markets in which we operate are highly competitive, and many of our competitors have significantly greater resources than we do.

There is significant competition among companies that provide emissions monitoring systems.  Several companies market products that compete directly with our products.  Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services.  We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources.

•              The Company's results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

•              The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

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

•              The loss of our senior management and failure to attract and retain qualified personnel in a competitive labor market could limit our ability to execute our growth strategy, resulting a slower rate of growth.

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

•              General economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.

The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company's business, operating results and financial condition.

RISKS RELATED TO INVESTMENT IN THE COMMON STOCK OF THE COMPANY

•              We may need additional funds in the future. We may be unable to obtain additional funds or if we obtain financing it may not be on terms favorable to us. You may lose your entire investment.

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations may be sufficient to fund our operating expenses and capital requirements through September 30, 2014, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling Company shares. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

•              If we raise additional funds by selling additional shares of our capital stock, the ownership interests of our stockholders will be substantially diluted.

•              Our stock trades on the Over the Counter Bulletin Board quotation system.

The Company's Common Stock currently trades on the Over the Counter Bulletin Board electronic quotation system under the symbol "CTEI". The Over the Counter Bulletin Board is a decentralized market regulated by the Financial Industry Regulatory Authority in which securities are traded via an electronic quotation system.  There can be no assurance that a trading market for the Company's shares will continue to exist in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock.  See  Risk Factor "Our stock price may be highly volatile" below.

•              Our shares of common stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

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

•              Our common stock will be subject to "penny stock" rules which may be detrimental to investors.

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

•              We do not anticipate paying any dividends.

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

•              Our stock price may be highly volatile.

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

•              Our principal shareholder has significant influence over our Company which could make it impossible for the public stockholders to influence the affairs of the Company.

Approximately 70.0% of our outstanding voting equity is beneficially held by combination of Arun Govil the Company's Chairman, and Saagar Govil the Company’s CEO, as a result of this common stock ownership and the Series A preferred stock ownership by Mr. Arun Govil, the Company’s management controls and will control in the future, substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Company has the following properties :

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc. an entity controlled by Arun Govil, our Chairman of the Board, at a monthly rental of $4,000. The Company's subsidiary Griffin Filters LLC leases approximately 2,720 square feet of office and warehouse space in Liverpool, New York from a third party on a month to month lease at a monthly rent of $2,200.00. The Company’s subsidiary ROB Cemtrex GmbH owns a 70,000 square feet office and manufacturing building in Neulingen, Germany. ROB Cemtrex also leases a 10,000 square feet manufacturing facility in Sibiu, Romania from a third party on a monthly rental of Euros 8000 per month. . The Company believes that its current facilities are adequate for its needs through the foreseeable future, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 3.                LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock currently trades on the Over the Counter Bulletin Board electronic quotation system under the symbol "CTEI".

As of December 11, 2013, there were approximately 80 holders of record of the Company's common stock as determined from the Company's transfer agent's list.  Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value per share.   On  December 11, 2013, there were 40,599,129 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

The Company's Common Stock trades on the over-the-counter bulletin board trading system.  The price ranges presented below represent the highest and lowest quoted bid prices during the third and fourth calendar quarters for 2011, 2012 and 2013 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Common Stock

Year	Period	Stock Price
		High	Low
	4th Quarter	$0.14	$0.08
	3rd Quarter	$0.16	$0.08
	2nd Quarter	$0.16	$0.09
2013	1st Quarter	$0.20	$0.12
	4th Quarter	$0.23	$0.22
	3rd Quarter	$0.26	$0.19
	2nd Quarter	$0.28	$0.21
2012	1st Quarter	$0.30	$0.27
	4th Quarter	$0.28	$0.11
	3rd Quarter	$0.3488	$0.11
	2nd Quarter	$0.3	$0.0221
2011	1st Quarter	$0.0891	$0.021

Holders

As reported by the Over-the-Counter Bulletin Board, on December 11_, 2013 the closing sales price of the Company's Common Stock was $0.30 per share.

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

OVERVIEW

Cemtrex Inc. is a technology company that operates in a wide array of business segments and provides solutions to meet today's industrial challenges. The Company provides electronic manufacturing services of printed circuit board assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems..

Financial condition

The following table sets forth selected historical consolidated financial data from our consolidated financial statements and should be read in conjunction with our consolidated financial statements including the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included below.

FISCAL YEAR ENDED SEPTEMBER 30, 2013

	Year Ended September 30,
	2013	2012
Revenues	$13,673,531	$12,162,046

Operating Expenses	$798,135	$683,372

Net Income (Loss)	$288,497	$648,199

Net Income (Loss) Per Common Share,	$0.01	$0.02
Basic and Diluted	$0.01	$0.02

Weighted Average Number of Shares	40,599,129	39,823,129

	September 30,
	2013	2012
Current Assets	$2,506,078	$1,571,638

Total Assets	$2,873,776	$1,678,374

Total Liabilities	$1,742,594	$835,689

Total Stockholders' Equity(Deficit)	$1,131,182	$842,685

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

RESULTS OF OPERATIONS

Net Sales:. Net sales for 2013 increased by $1,511,485 or 12.43%, to $13,673,531, from $12,162,046 in 2012. Sales increased during the year of 2013 primarily due to a higher amount of bookings and projects executed by the Company  during the year and overall increase in market demand during the year.

Gross Profit: Gross profits  for 2013 decreased $231,146 or 16.79%  to $1,144,982, which was 8.37% of net sales, from $1,376,128 in 2012, which was  11.31% of  net sales. The decrease in gross margin in 2013 was a direct results of  the lower gross margin projects  executed by the Company in this fiscal year. In 2012, the higher gross margin was a result of the higher gross margin of projects executed during that year. Market conditions dictate the gross margins of projects booked by the Company every year.

Operating Expenses: Operating expenses for 2013 increased $114,763 or 16.79%, to $798,135 from $683,372 in 2012. Operating expenses as percentage of sales increased in 2013 to 5.83% from 5.61% in 2012. The percentage increase in operating expenses percentage was primarily due to higher sales in 2013 as compared to 2012. The 16.79% increase in operating expenses in 2013 was due to more selling and general expenses as a result of greater activity in the market.

Net Income/Loss: The Company had a net income of $288,497 as compared to net income of $648,199 in 2012 after provision of income tax of $ 12,500. The net income in 2013 was a direct result of  less profitable projects executed by the Company.

Provision for Income Taxes: The income tax provision for this year is $12,500 after  Net operating loss carry forward in 2013

EFFECTS OF INFLATION

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $1,870,968 at September 30, 2013, compared to $1,212,407 at September 30, 2012 This included cash and cash equivalents of $66,963 and  $333,045 at September 30,2013 and 2012 respectively.

Trade receivables increased by $348,109 or 118.74% at  September 30, 2013 to $641,264, from $293,155 as at September 30, 2012. The increase in accounts receivable is attributable to  the timing of the shipments and completion of the projects.

Inventories decreased $37,496 or 19.04% to $159,348 at September 30, 2013 from $ 196,844 as at September 30, 2012. The decrease in inventory was due to relatively less purchase of inventory and more shipments of ongoing jobs and contracts.

Continuing operations used $622,958 of cash for the fiscal year ended September 30, 2013, compared to using $941,396 of cash for the fiscal year ended September 30, 2012. The increase in cash flows was primarily related to the decrease in inventory combined with increase in accounts receivable. Investing activities for continuing operations used $0 of cash during 2013, compared to providing $0 during 2012. The Financing activities in 2013 generated $356,876. We believe that our cash on hand, cash generated by operations, may be sufficient to meet the capital demands of our current operations during 2014 fiscal year. Any major increases in sales, or big contract may require substantial capital investment. Failure to obtain sufficient capital could materially impact the growth potential.

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

There have been no changes in and/or disagreements with LI & Company, PC, our independent registered public accountants, on accounting and financial disclosure matters.

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

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Name and Address	Age	Positions and Offices

Arun Govil 19 Engineers Lane Farmingdale, New York 11735	57	Chairman of the Board of Directors

Saagar Govil 19 Engineers Lane Farmingdale, New York 11735	27	President, Chief Executive Officer, Secretary & Director

Renato Dela Rama 19 Engineers Lane Farmingdale, New York 11735	64	Chief Financial Officer and Director

Ravi Narayan 19 Engineers Lane Farmingdale, New York 11735	53	Vice President and Director

Arun Govil, is the Chairman and has been with the Company since December 2004. Mr. Govil is also President (and owner) of Ducon Technologies Inc., a privately held company engaged in energy & environmental control systems business since 1996. Prior to 1996 Mr. Govil, Mr. Govil worked at various management and technical   positions in the environmental industry.  Mr. Govil holds a B.E. degree in Chemical Engineering and a M.B.A. in Finance. He is also a licensed Professional Engineer in New York State and New Jersey.

Saagar Govil has been with the Company since July 2008 and is the Company's Chief Executive Officer and President since Dec. 2011. Earlier he was Vice President of operations. Saagar Govil has a B.E. in Materials Engineering from Stony Brook University, N.Y.  Saagar Govil is the son of Arun Govil.

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

EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Cemtrex's named executive officers.  As of December 11, 2013, two of our executive officers are currently earning compensation.   Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2011, 2012 and 2013 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $150.000

PRINCIPAL AND					SECURITIES UNDERLYING
POSITION	YEAR	SALARY	BONUS	OTHER	OPTIONS/SARS
Arun Govil	2011	100,000	0	0	0
Chairman	2012	57,539	0	0	0
	2013	0	0	0	0

Saagar Govil	2011	100,000	0	0	0
Chief Executive	2012	100,000	0	0	0
Officer	2013	150,000	0	0	0
President

Ravi Narayan	2911	99,570	0	0	0
Vice President,	2012	99,570	0	0	0
Director	2013	107,000	0	0	0

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 10, 2013 by:

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

As of December 11, 2013, 40,599,129 shares of common stock are issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 11, 2013 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Holder	Title	Amount Owned	Percentage of Issued Stock (1)

Common Stock	Arun Govil	Chairman of	20,430,000 (2) (3)	50.3
	19 Engineers lane	the Board
	Farmingdale, NY 11735

Preferred Stock	Arun Govil	Chairman of	1,000,000 (2)
	19 Engineers lane	the Board
	Farmingdale, NY 11735

Common Stock	Saagar Govil	Chief Executive	8,000,000	19.7
	19 Engineers lane	Officer
	Farmingdale, NY 11735

Common Stock	Ravi Narayan	Vice President	800,000	2.0
	19 Engineers lane	& Director
	Farmingdale, NY 11735

Common Stock	Renato Dela Rama	Chief Financial	400,000	1.0
	19 Engineers lane	Officer & Director
	Farmingdale, NY 11735

	All directors and executive officers		29,630,000	73.0
	as a group (4 persons)

(1)          Except as otherwise noted herein, the percentage is determined on the basis of [40,599,129] shares of our common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

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

(3)          Includes the shares owned by Ducon Technologies Inc., which is owned by Arun Govil the Chairman of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consists of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries.  ROB Group also has a manufacturing facility in Sibiu, Romania.  ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex Inc.

The purchase price for ROB Group was Euro 4,200,000.00 (US$ 5,609,100 based upon exchange rate on October 31,2013) with additional acquisition expenses of Euro 495,000 (US$ 661,073 based  upon exchange rate on October 31,2013). The purchase was financed through a Euro 2,010,868.00 ( US$ 2,685,514 based  upon exchange rate on October 31,2013)  long term loan from Ducon Technologies Inc., a company controlled by Arun Govil, Chairman of the Cemtrex and a Euro 3.0 million  (US$4,006,500 based  upon exchange rate on October 31,2013) loan from Sparkasse Bank  of Germany at 4.95% per annum payable on October 30, 2021 and another Euro 1.0 million ( US$1,335,500 based  upon exchange rate on October 31,2013) overdraft credit facility from Sparkasse Bank  of Germany at interest rate of 4.0% per annum  payable on October 30, 2015. No new common stock or preferred shares were issued to anyone in this acquisition.

On April 30, 2007, the Company issued a $1,300,000 Convertible Debenture to Arun Govil the Company's CEO, President and Treasurer at that time,  in conjunction with the purchase of Griffin Filters,  LLC pursuant to the Agreement and Assignment of Membership Interests between Arun Govil and Cemtrex, Inc. The debenture carried an 8% annual interest rate with interest payable semiannually in arrears on the first business day of January and July each year. The debenture principle was due and payable on April 30, 2011. The debenture had the right of conversion into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share. Conversion was not exercisable prior to December 31, 2007. Commencing December 31, 2007 and continuing to April 30, 2011. In the event the face amount of the debenture was not fully converted on or before April 30, 2011, the conversion rights would lapse.

On September 8, 2009, the Company entered into a letter agreement with Arun Govil, the current Chairman and former Chief Executive Officer, Treasurer and President of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007 (the " Note ") in connection with the purchase of Griffin Filters LLC ( "Griffin").  The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the outstanding amount was convertible into 30,000,000 shares of our common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock.  Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. In consideration of the issuance of the Common Stock and Preferred Stock described above, Mr. Govil agreed to forfeit 27,500,000 shares of our common stock issuable as per the original terms of the Note.

Ducon Technologies, Inc. is owned by Arun Govil, the Chairman of the Company.

Renato Dela Rama the Chief Financial Officer of the Company is also an accountant with Ducon Technologies Inc.

Saagar Govil, Chief Executive Officer & President, is the son of Arun Govil the Chairman of the Company.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's Board of Directors does not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the years ended September 30, 2013 and September 30, 2012 by  LI and Company, PC our independent auditor for the fiscal years ended September 30, 2013 and 2012:

	2012	2013
Audit Fees	$22,000	$15,000
Audit-Related Fees	15,000	19,750
Tax Fees
Other Fees
Totals	$37,000	$34,750

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2013 for us to become a fully reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged by  LI and Company, PC were consistent with  LI and Company, PC maintaining its independence from us.

The Board of Directors has considered whether provision of the non-audit services described above is compatible with maintaining the independent accountant's independence and has determined that such services did not adversely affect LI and Company, PC independence.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

Report of Independent Registered Public Accounting Firm
Audited Consolidated Balance Sheets as of September 30, 2013 and September 30, 2012
Audited Consolidated Statements of Operations for the Year Ended September 30, 2013 and 2012
Audited Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended September 30, 2013, and 2012
Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2013 and 2012
Notes to Audited Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEMTREX, INC.
(Registrant)

Dated: January 16, 2014	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer), Secretary and Director

Dated: January 16, 2014	By	/s/ Renato Dela Rama
Renato Dela Rama, Chief Financial Officer (Principal Financial Officer)

Dated: January 16, 2014	By	/s/ Ravi Narayan
Ravi Narayan, Vice President and Director

Cemtrex, Inc.

September 30, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cemtrex, Inc.

We have audited the consolidated balance sheets of Cemtrex, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
January 16, 2014

Cemtrex, Inc.
Consolidated Balance Sheets

	September 30, 2013	September 30, 2012
Assets

Current Assets
Cash	$66,963	$333,045
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $40,000 respectively	641,264	293,155
Accounts receivable - related party	1,206,372	354,786
Inventory, net	159,348	196,844
Prepaid expenses - related party	432,131	393,808
Total current assets	2,506,078	1,571,638

Notes receivable - related party	354,150	80,000
Property and equipment, net	9,323	20,466
Other assets	4,225	6,270

Total assets	$2,873,776	$1,678,374

Liabilities and Stockholder's Equity

Current liabilities
Accounts payable	$571,485	$320,709
Accrued expenses	63,625	38,522
Total current liabilities	635,110	359,231

Long-term liabilities
Notes payable - related party	1,107,484	476,458

Total liabilities	1,742,594	835,689

Commitments and contingencies

Stockholders' equity

Preferred Stock Series A par value $0.001: 10,000,000 shares authorize; 1,000,000 shares issued and outstanding	1,000	1,000
Common Stock par value $0.001: 60,000,000 shares authorized; 40,599,129 shares issued and outstanding	40,599	40,599
Additional paid-in capital	165,730	165,730
Retained earnings	923,853	635,356

Total stockholders' equity	1,131,182	842,685

Total liabilities and stockholders' equity	$2,873,776	$1,678,374

See accompanying notes to the consolidated financial statements

Cemtrex, Inc.
Consolidated Statement of Operations

	For the Fiscal Year Ended
	September 30, 2013	September 30, 2012

Revenue
Revenue	$2,873,659	$4,901,621
Revenue - related party	10,799,872	7,260,425

Total Revenue	13,673,531	12,162,046

Cost of goods sold
Cost of goods sold	2,627,241	3,999,985
Cost of goods sold - related party	9,901,308	6,785,933

Total Cost of goods sold	12,528,549	10,785,918

Gross profit	1,144,982	1,376,128

Operating expenses
General and administrative	798,135	683,372

Total operating expenses	798,135	683,372

Income from operations	346,847	692,756

Other (income) expense
Interest expense	45,850	42,075

Other (income) expense, net	45,850	42,075

Income before income tax provision	300,997	650,681

Income tax provision	12,500	2,482

Net income	$288,497	$648,199

Net income per common share:
Diluted	$0.01	$0.02

Weighted average common shares outstanding:
Basic and diluted	40,599,129	39,823,129

See accompanying notes to the consolidated financial statements

Cemtrex, Inc.
Consolidated Statement of Stockholders' Equity
For the Fiscal Year Ended September 30, 2012 and 2013

	Preferred Stock Series A Par Value $0.001		Common Stock Par Value $0.001
	Number of		Number of		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance at September 30, 2011	1,000,000	$1,000	39,823,129	$39,823	$66,506	$(12,843)	$94,486

Sale of common stock			776,000	776	99,224		100,000

Net income						648,199	648,199

Balance at September 30, 2012	1,000,000	1,000	40,599,129	40,599	165,730	635,356	842,685

Net income						288,497	288,497

Balance at September 30, 2013	1,000,000	$1,000	40,599,129	$40,599	$165,730	$923,853	$1,131,182

See accompanying notes to the consolidated financial statements

Cemtrex, Inc.
Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities
Net income	$288,497	$648,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	-	17,000
Depreciation	11,143	18,865
Changes in operating assets and liabilities:
Accounts receivable	(348,109)	(48,606)
Accounts receivable - related party	(851,586)	772,789
Inventory	37,496	121,052
Prepaid expenses - related party	(38,323)	(130,634)
Other assets	2,045	(2,045)
Accounts payable	250,776	(329,692)
Customer deposits	-	(15,600)
Accrued expenses	25,103	(109,932)

Net cash provided by (used in) operating activities	(622,958)	941,396

Cash flows from financing activities
Proceeds from notes payable - related party	631,026	-
Notes receivable - related party	(274,150)	(80,000)
Repayments notes payable - related party	-	(1,043,720)
Proceeds from sale of common stock	-	100,000

Net cash provided by (used in) financing activities	356,876	(1,023,720)

Net change in cash	(266,082)	(82,324)

Cash at beginning of reporting period	333,045	415,369

Cash at end of reporting period	$66,963	$333,045

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$999	$7,039

See accompanying notes to the consolidated financial statements

Cemtrex, Inc.
September 30, 2013 and 2012
Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC (“Cemtrex” or collectively the “Company”), engages in manufacturing and selling advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, among others. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. The Company's products are sold to power plants, refineries, chemical plants, cement plants and other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007, Cemtrex, Inc. acquired Griffin Filters, LLC.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year-End

The Company elected September 30 as its fiscal year-end date.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;

(ii)
Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts;

(iii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Cemtrex, Inc.	Delaware	April 27, 1998	100%

Griffin Filters, LLC.	New York	September 6, 2005 (April 30, 2007)	100%

The consolidated financial statements include all accounts of the Company and its wholly-owned subsidiary as of the reporting period end dates and for the reporting periods then ended.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accounts payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories.  The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company has $40,000 allowance for doubtful accounts at September 30, 2013 and 2012.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2013 or 2012.

Inventory and Cost of Goods Sold

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, and (iii) competitive pricing pressures.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There were $108,968 and $54,000 inventory obsolescence at September 30, 2013 or 2012.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer and software	5

Equipment	7

Furniture and fixture	7

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10-25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10-25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate.  Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Operating leases primarily relate to the Company’s leases of office spaces. When the terms of an operating lease include tenant improvement allowances, periods of free rent, rent concessions, and/or rent escalation amounts, the Company establishes a deferred rent liability for the difference between the scheduled rent payment and the straight-line rent expense recognized, which is amortized over the underlying lease term on a straight-line basis as a reduction of rent expense.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the intangible assets, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales of its products, with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.

The Company follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition for this revenue stream by reporting revenue net since the Company (i) does not acts as principal in the transaction, (ii) takes no title to the products, (iii) has no risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (iv) does act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the net amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is not the primary obligor in the arrangement; (2) The entity has no general inventory risk (before customer order is placed or upon customer return); (3) The entity has no latitude in establishing price; (4) The entity does not change the product or performs part of the service; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is not involved in the determination of product or service specifications — The Company does not determine the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has no physical loss inventory risk of purchased inventories after customer order; and (8) The entity has no credit risk.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2013 or 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the fiscal year ended September 30, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Note Receivable – Related Party

Notes Receivable from Pluto Technologies, Inc., a company owned by Saagar Govil, the Company’s Chief Executive Officer, were $354,150 and $80,000 at September 30, 2013 and 2012 and accrue interest at 5% per annum. The note receivable has a due date of October 1, 2015.

Note 4 - Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2013	September 30, 2012

Furniture and Office Equipment	$83,687	$83,687

Computer Software	4,631	4,631

Machinery and Equipment	78,392	78,392

	166,710	187,176

Less: Accumulated Depreciation	(157,387)	(146,244)

Property and Equipment, net	$9,323	$20,466

(i)    Depreciation and Amortization Expense

Depreciation for the twelve months ended September 30, 2013 and 2012 was $11,143 and $18,865, respectively.

(ii)   Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2013.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	September 30, 2013	September 30, 2012

Deposits on inventory	$432,131	$393,808

Note 6 – Note Payable – Officer

Notes Payable to Arun Govil, the Company’s former  Chief Executive Officer was $1,107,484 and accrues interest at 5% per annum. The note payable is unsecured and has no due date.

Note 7 – Convertible Debenture

On September 8th, 2009, Cemtrex, Inc. entered into a letter agreement with Arun Govil, the former Chief Executive Officer of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007. The principal balance of the Note was $1,300,000. Pursuant to the terms of the Note, the Outstanding Amount was convertible into 30,000,000 shares of the Company’s common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of common stock of the Company, par value $0.001 and 1,000,000 shares of Series A Preferred Stock of the Company, par value $0.001. Mr. Govil agreed to forfeit 27,500,000 shares of common stock issuable as per the original terms of the Note.

Note 8– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. Each Series A Preferred Share shall be entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Preferred Shares issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. Holders of Series A Preferred Shares shall vote together with the holders of Common Shares as a single class. On September 8th , 2009, the Company issued 1,000,000 Series A Preferred Shares to Arun Govil, the former Chief Executive Officer of the Company, in conjunction with the conversion of a convertible note.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value.

During the fourth quarter, 2012 the Company issued 776,000 shares of common stock for proceeds of $100,000.

Note 9 – Commitments & Contingencies

Lease Obligations

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.

The Company’s subsidiary Griffin Filters LLC leases approximately 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five (5) year lease at a monthly rent of $4,225 which expired on March 31, 2012.

At September 30, 2012, with the same lease contract but less area of footage, the new monthly rent is now $2,200.00.

Note 10 – Concentrations and Related Party Transactions

The Company has operations in the United States and India. Sales in the United States totaled $2,873,659 and $4,901,621 for the year ended September 30, 2013 and 2012. Sales in India totaled $10,799,872 and $7,260,425 for the year ended September 30, 2013 and 2012.

The Company had no assets in India at September 30, 2013 or 2012.

The Company had sales to Ducon Technologies, Inc., a related party, totaling $10,799,872 and  $7,260,425 for the years ended September 30, 2013 and 2012  representing 78.9% and 62.7% of total sales. The accounts receivable from Ducon Technologies, Inc. totaled $1,206,372 and $354,786 at September 30, 2013 and 2012 representing 65.3% and .54.8% respectively.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $432,131 and $393,808 for supplies at September 30, 2013 and 2012.

Note 11 – Income Tax Provision

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

The provision for income taxes is as follows:

	September 30, 2013	September 30, 2012
Current taxes payable:
Federal	$6,300	$2,482
State	6,200	—
Foreign	—	—
	12,500	—

Deferred tax asset:	—	(42,500)
Deferred tax valuation allowance	—	42,500

Total	$12,500	$—

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012
U.S. statutory rate	34.0%	34.0%
State income taxes (net of federal benefit)	7.0	7.0
Permanent differences	(21.8)	—
Benefit of net operating loss carry-forward	(15.6)	(41.0)
Effective rate	3.6%	—%

At September 30, 2013 and 2012,  the Company has net operating loss carryovers of approximately $ -0- and $115,000 which can be carried forward to offset taxable income.  Unless used the net operating loss carryforward will expire in 2029.

Note 12 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were noreportable subsequent events to be disclosed.

