Form 10-Q
period 2013-12-31
CEMTREX INC
filed 2014-02-14
CIK 1435064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2013
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2013, the issuer had 40,599,129 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC.

Part I. Financial Information

Item 1.   Financial Statements
Cemtrex, Inc. and Subsidiary
Consolidated Balance Sheets

	(UNAUDITED)	(Derived from Audited Financials)
	December 31,	September 30,
	2013	2013
Assets
Current Assets
Cash & Equivalents	$1,413,239	$66,963
Accounts Receivable, Net	394,002	641,264
Accounts Receivable-related party	3,571,017	1,206,372
Inventory –net of allowance for inventory obsolescence	5,294,302	159,348
Prepaid Expenses & Other Assets	5,656,299	432,131
Total Current Assets	16,328,859	2,506,078
	,
Property & Equipment, Net	673,548	9,323
Due From Related Parties	0	0
Other	4,225	4,225

Total Assets	$17,006,632	$2,519,626

Liabilities & Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$1,786,187	$571,485
Accrued Expenses	262,822	63,625
Accrued Income Taxes	3,445	0
Customer Deposits	0	0
Total Current Liabilities	2,052,454	635,110

Long term- Liabilities
Loan payable to Bank	5,068,614
Loan payable to Ducon	6,933,815
Notes payable to Shareholder	1,226,505	1,107,484

Total Liabilities	$15,281,388	$1,742,594

Commitments & Contingencies	-	-

Stockholders' Equity (Deficit)
Preferred Stock Series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	$1,000	$1,000
Common Stock, $0.001 par value, 60,000,000 shares authorized, 40,599,129 shares issued and outstanding	40,599	40,599
Additional Paid-in Capital	165,730	165,730
Retained Earnings (Accumulated Deficit)	1,517,915	569,703
Total Stockholders' Equity (Deficit)	1,725,244	777,032

Total Liabilities & Stockholders' Equity (Deficit)	$17,006,632	$2,519,626

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2013	2012

Revenues	$8,964,380	$2,186,332

Cost of sales	6,139,642	1,679,300

Gross Profit	2,824,738	507,032

Operating Expenses
General and Administrative	2,367,061	262,051
Total Operating Expenses	2,367,061	262,051

Operating Income	457,677	244,981

Other Income (Expense)
Other Income	18,509	-
Interest Expense	(54,358)	(9,466)
Total Other Income (Expense)	(35,849)	(9,466)

Net Income Before Income Taxes	421,828	235,515

Provision for Income Taxes	5,276	68,600

Net Income	$416,552	$166,915

Income (Loss) Per Share-Basic	$0.01	$0.01
Income (Loss) Per Share-Diluted	$0.01	$0.01

Weighted Average Number of Shares-Basic	40,599,129	40,599,129
Weighted Average Number of Shares-Diluted	40,599,129	40,599,129

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31
	2013	2012
Cash Flows from Operating Activities

Net income (Loss)	$416,552	166,915

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	(664,225)	2,786

Changes in operating assets and liabilities:
Accounts Receivable	(2,117,383)	(1,290,782)
Due From Related Party
Inventory	(5,134,954)	(44,965)
Prepaid Expenses & Other Assets	(1,243,281)	219,690
Others	0	-
Accounts Payable	1,214,702	295,109
Accrued Expenses	199,197	63,738
Income Taxes Payable	3,445	-

Net Cash Used in Operating Activities	(7,325,947)	(587,509)

Cash Flows from Investing Activities
Purchase of equipment		(21,493)
Investment in Subsidiary	(3,449,228)
Net Cash Used in Investing Activities	(3,449,228)	(21,493)

Cash Flows from Financing Activities
Proceeds from Affiliated Loan	7,052,837	280,833
Proceeds from Bank loan	5,068,614

Net Cash Provided by (Used by) Financing Activities	12,121,451	280,833

Net Increase (Decrease) in Cash	1,346,276	(328,169)

Cash Beginning of Period	66,963	333,045

Cash End of Period	$1,413,239	$4,876

Supplemental Disclosure of Cash Flow Information:
Cash Paid during the period for interest	$0

Cash Paid during the period for income taxes	$0

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1- Basis of Presentation

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2013 (“2013 Annual Report”) of Cemtrex Inc. (“Cemtrex” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2013 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to September 30, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

The consolidated financial statements of the Company include the accounts of Cemtrex  and its 100 % owned subsidiaries as listed below.  All significant intercompany balances and transactions have been eliminated.

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation(date of acquisition, if applicable)	Attributable interest

Griffin Filters, LLC	New York	September6,2005(April 30,2007)	100%
ROB Cemtrex GmbH	Germany	August 15, 2013(October 31, 2013)	100%
Cemtrex Ltd	Hong Kong	September 4, 2013	100%
Cemtrex India Pvt. Ltd.	India	June 13, 2008	100%

Note 2- Organization and Operations

Cemtrex, Inc.

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
The Company through its Monitoring Instruments and Products (MIP) division manufactures sells, and services instruments, software and systems for monitoring emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally. Cemtrex also markets technologies for generating carbon credits from low temperature catalytic oxidation of methane ventilating from coal mines.  Cemtrex also provides Green Direct Control Ventilation (DCV) systems for commercial buildings to provide energy efficiency.  The Company sells air filtration and environmental control products through its subsidiary Griffin Filters LLC. Cemtrex through its wholly owned subsidiary ROB Cemtrex GmbH provides electronic manufacturing services, which includes printed circuit board assemblies and completely assembled electronic products.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc.

Note 3 – Concentrations and Related Party Transactions

The Company has operations in the United States, Germany, Hong Kong and India. Sales in the United States totaled $2,114,657 and $421,832 for the three months ended December 31, 2013 and 2012. Sales outside the United States totaled $6,849,723(Germany sales-$6,,664,723, Hong Kong sales-$185,000.) for the period ended December 31, 2013. There were no sales in India.

The Company had sales to Ducon Technologies, Inc., a related party, totaling $319,053 and  $1,824,000 for the three  months ended December 31, 2013 and 2012 , respectively. The accounts receivable from Ducon Technologies, Inc. totaled $1,175,425  at December 31, 2013 and $1,824,000 at December 31, 2012..

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $1,101,516 and $174,118 for supplies at December 31, 2013 and December 31, 2012..

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations of Cemtrex  and its subsidiaries, in which we refer to Cemtrex Inc. as “Company”, “Cemtrex” “we”, “our” and “us”, should be read in conjunction with the accompanying unaudited financial statements included in “Item 1. Financial Statements” of  this Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on January 3, 2014, for the fiscal year ended September 30, 2013 (“2013 Form 10-K”). Item 7 of the 2013 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of December 31, 2013.

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

EMPLOYEES

The Company employs approximately 220 people as of December 31, 2013, including 15 engaged in engineering, 162 in manufacturing and 43 in administrative and marketing functions.

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

For the three month period ended December 31, 2013, we generated revenues of $8,964,380 which is an increase of $6,778,048 from the three month period ended December 31, 2012.  For the three month period ended December 31, 2013, we generated a net profit of $416,552.  For the three month period ended December 31, 2012, we had a net income of $166,915. The following table summarizes these results:

	For the Three months Ended
	December 31
	2013	2012

Revenues	$8,964,380	$2,186,332

Operating Expenses	2,367,061	262,051

Net Income	416,552	166,915

Income Per Share-Basic and Diluted	0.01	0.01

Weighted Average Number of Shares	40,599,129	40,599,129

	As at	As at
	December 31,	September 30
	2013	2013

Current Assets	$16,328,859	$2,506,078

Total Assets	$17,006,632	$2,519,626

Total Liabilities	$15,281,388	$1,742,594

Total Stockholders’ Equity	$1,725,244	777,032

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

RESULTS OF OPERATIONS

Three Month Period ending December 31, 2013 compared to Three Month Period ending December 31, 2012

Net Sales: Net sales for three months ended December 31, 2013 increased by $6,778,048 or 310%, to $8,964,380 from $2,186,332 for the three months ended December 31, 2012. Sales growth increased during the three month period ended December 31, 2013 primarily due to the acquisition of Rob Cemtrex GmbH . For two(2)months operation, the latter, had a revenue of $6,664,723.

Gross Profit : Gross Profit for the three months ended December 31, 2013 was $2,824,738 which made up 31.51% of net sales as compared to Gross profit of $507,032 for the three months ended December 31, 2012 which was 23.19% of net sales. The Increase in gross margin in the three months ended December 31, 2013 was a direct result of high profit margin jobs shipped during this period as compared to the previous quarter. The higher amount of Gross Profit was due to ROB Cemtrex GmbH acquisition.

Operating Expenses: Operating expenses for the three months ended December 31, 2013 increased $2,105,010 or 803,28% to $2,367,061 from $262,051 for the three months ended December 31, 2012. Operating expenses as a percentage of sales increased in the three month period ended December 31, 2013 to 26.40% from 11.98% in the three month period ended December 31.2012. The increase in operating expenses in the current quarter were primarily due to the acquisition of ROB Cemtrex GmbH .

 Net Income/Loss: The Company had net profit of $416,552 which was 4.64% of net sales, for the three month period ended December 31, 2013 as compared to a net income of $166,915 for the three month ended December 31, 2012 which was 7.63% of net sales. The profit in the current quarter increased as compared to income in the previous quarter a year ago, due to higher overall sales. The net income percentage in this period as compared to the previous one was lower as a result of higher operating expenses in the current quarter.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES

 Working capital was $14,276,405 at December 31, 2013 compared to $1,870,968 at September 30, 2013. This includes cash and cash equivalent of $1,413,239 at December 31, 2013 and $66,963 at September 30, 2013, respectively. The reason for the increase in working capital was due to the acquisition of Rob Cemtrex Gmbh

Trade receivables increased $2,117,383 or 114.59% at December 31, 2013 to $3,965,019 at September 30, 2013 from $1,847,636 at September 30, 2013. The increased in accounts receivable is attributable to larger operation as a result of acquisition of Rob Cemtrex GmbH.

Inventories increased $5,134,954 or 3,222.47% to $5,294,302 at December 31, 2013 from $159,348 at September 30, 2013. The increased in inventories was due to acquisition of Rob Cemtrex GmbH.

Continuing operations used $7,325,947 for the three months ended December 31, 2013 compared to using $587,509 of cash for the three months ended December 31, 2012. The increase in cash flows was primarily due to increase in sales and inventory due to the acquisition of ROB Cemtrex-GmbH. Investment activities for continuing operations used $3,449,228 of cash compared to providing $21,493 during 2012.The Financing activities in 2013 provided $12,121,451 primarily related to loans received by the Company for Rob Cemtrex GmbH acquisition..

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2014 fiscal year (ending September 30, 2014). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

CEMTREX, INC.
(Registrant)

Dated: February 14, 2014	By	/s/ Saagar Govil
Saagar Govil, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 14, 2014	By	/s/ Renato Dela Rama
Renato Dela Rama, Vice President of Finance (Principal Financial Officer)

