Form 10-Q
period 2014-03-31
CEMTREX INC
filed 2014-04-30
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53238

CEMTREX, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Engineers Lane

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2014 , the issuer had 40,599,129 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and September 30, 2013	3

Consolidated Statements of Operations for the three and six months Ended March 31, 2014 and March 31, 2013 (Unaudited)	4

Consolidated Statements of Cash Flow the six months Ended March 31, 2014 and March 31, 2013 (Unaudited)	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 6. Exhibits	17

SIGNATURES	18

Part I. Financial Information

Item 1.   Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

	(UNAUDITED)	(Derived from
		audited financials)
	March 31,	September 30,
Assets	2014	2013
Current assets
Cash and equivalents	$1,368,233	$66,963
Trade receivables, net	4,352,381	641,264
Trade receivables - related party	-	1,206,372
Inventory –net of allowance for inventory obsolescence	6,985,593	159,348
Prepaid expenses and other assets	1,238,395	432,131
Total current assets	13,944,602	2,506,078

Property and equipment, net	6,477,519	9,323
Goodwill	666,972	-
Due from related parties	433,132	354,150
Other	13,752	4,225
Total Assets	$21,535,977	$2,873,776

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,913,568	$571,485
Accrued expenses	371,090	63,625
Accrued income taxes	20,721	-
Current portion of long-term liabilities	252,500	-
Total current liabilities	3,557,879	635,110

Long-term liabilities
Loans payable to bank	11,211,061	-
Loan payable to related party	3,136,997	-
Notes payable to shareholder	1,186,608	1,107,484
Total liabilities	19,092,545	1,742,594

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized,
1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,599,129
shares issued and outstanding	40,599	40,599
Additional paid-in capital	165,730	165,730
Retained earnings (accumulated deficit)	2,110,020	923,853
Accumulated other comprehensive income (loss)	126,083	-
Total stockholders' equity (deficit)	2,443,432	1,131,182
Total liabilities and stockholders' equity (deficit)	$21,535,977	$2,873,776

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March, 31		March, 31
	2014	2013	2014	2013

Revenues	$11,548,572	$3,620,176	$20,512,952	$5,806,508

Cost of revenues	7,503,446	3,239,564	13,643,088	4,918,864

Gross profit	4,045,126	380,612	6,869,864	887,644

Operating expenses
General and administrative	3,212,987	286,529	5,580,048	548,581
Total operating expenses	3,212,987	286,529	5,580,048	548,581
Operating income (loss)	832,139	94,083	1,289,816	339,063

Other income (expense)
Other Income (expense)	38,314	-	56,823	-
Interest Expense	(88,838)	(10,555)	(143,196)	(20,021)
Total other income (expense)	(50,524)	(10,555)	(86,373)	(20,021)

Net income (loss) before income taxes	781,615	83,528	1,203,443	319,042

Provision for income taxes	12,000	27,100	17,276	95,700
Net income (loss)	$769,615	$56,428	$1,186,167	$223,342

Income (Loss) Per Share-Basic	$0.02	$0.00	$0.03	$0.01
Income (Loss) Per Share-Diluted	$0.02	$0.00	$0.03	$0.01

Weighted Average Number of Shares-Basic	40,599,129	40,599,129	40,599,129	40,599,129
Weighted Average Number of Shares-Diluted	40,599,129	40,599,129	40,599,129	40,599,129

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
Cash Flows from Operating Activities	2014	2013

Net income (loss)	$1,186,167	$223,342
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,955	5,571
Changes in operating assets and liabilities:
Trade receivables	(2,504,745)	133,901
Due from related party	(78,982)	(960,832)
Inventory	(1,884,895)	(30,522)
Prepaid expenses and other assets	(806,264)	53,808
Others	(15,030)	-
Accounts payable	2,342,083	(104,910)
Accrued expenses	307,465	6,370
Income taxes payable	20,721	95,700
Net cash used in operating activities	(1,300,525)	(577,572)

Cash Flows from Investing Activities
Purchase of property and equipment	(5,946,756)	-
Purchase of investments	-	(67,294)
Investment in subsidiary	(6,270,173)	-
Net Cash Used in Investing Activities	(12,216,929)	(67,294)

Cash Flows from Financing Activities
Proceeds from affiliated Loan	3,355,163	387,958
Proceeds from bank loan	11,463,561	-
Net Cash Provided by (Used by) Financing Activities	14,818,724	387,958

Net increase (decrease) in cash	1,301,270	(256,908)
Cash beginning of period	66,963	333,045
Cash end of period	$1,368,233	$76,137

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex Inc. ("Cemtrex" or the "Company") is a diversified technology company that provides solutions to meet today's industrial challenges. The Company operates through three (3) business divisions consisting of: (1) electronic manufacturing services of printed circuit board assemblies, (2) instruments & emission monitors for industrial processes, and (3) industrial air filtration & environmental control systems.

Cemtrex through its wholly owned subsidiary ROB Cemtrex GmbH provides electronic manufacturing services, which includes printed circuit board assemblies and completely assembled electronic products. The Company sells a complete line of air filtration and environmental control products through its subsidiary Griffin Filters, LLC to a wide variety of industrial and manufacturing industries worldwide. The Company through its Monitoring Instruments and Products (MIP) division manufactures sells, and services instruments, software and systems for monitoring emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc.

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. ROB Group also has a manufacturing facility in Sibiu, Romania. ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex, Inc. (see NOTE 7).

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission (‘SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, and the reported amounts of revenues, expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates and assumptions the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its estimates and assumptions on an ongoing basis.

Cemtrex, Inc. and Subsidiaries

The consolidated financial statements of the Company include the accounts of Cemtrex and its 100 % owned subsidiaries as listed below. All significant intercompany balances and transactions have been eliminated.

Name of consolidated	State or other jurisdiction of	Date of incorporation or	Attributable
subsidiary or entity	incorporation or organization	formation (date of acquisition, if applicable)	interest

Griffin Filters, LLC	New York	September 6,2005 (April 30,2007)	100%
ROB Cemtrex GmbH	Germany	August 15, 2013 (October 31, 2013)	100%
Cemtrex Ltd	Hong Kong	September 4, 2013	100%

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2013, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Revenue recognition for ROB Cemtrex GmbH

The revenues of ROB Cemtrex GmbH are generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title, risks and rewards of ownership pass. This is generally when the products reach the freight-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured.

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the March 31, 2014 and September 30, 2013, comprehensive income includes gains of $126,083 and $0, respectively, which were entirely from foreign currency translation.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 3 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	March 31,	September 30,
	2014	2013
Trade receivables	$4,392,381	$681,264
Allownce for doubful accounts	(40,000)	(40,000)
	$4,352,381	$641,264

Trade receivables include amounts due for shipped products and services rendered.

Cemtrex, Inc. and Subsidiaries

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 4 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	March 31,	September 30,
	2014	2013
Raw materials	$5,797,958	$307,815
Work in progress	-	500
Finished goods	1,336,602	-
	7,134,560	308,315

Less: Allowance for inventory obsolencence	(148,967)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$6,985,593	$159,348

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2014	2013
Land	1,145,551	$-
Building	4,664,647	-
Furniture and office equipment	340,336	83,687
Computer software	8,879	4,631
Machinery and equipment	644,401	78,392
	6,803,814	166,710

Less: Acumulated depreciation	(326,295)	(157,387)
Property and equipment, net	6,477,519	$9,323

NOTE 6 – LONG-TERM LIABILITIES

Loan payable to bank

On October 31, 2013, the company acquired a loan from Sparkasse Bank of Germany in the amount of €3,000,000 ($4,006,500, based upon exchange rate on October 31, 2013) in order to fund the purchase of ROB Cemtrex GmbH. $3,133,286 of the proceeds went to direct purchase of ROB Cemtrex GmbH and $873,214 funded beginning operations. This loan carries interest of 4.95% per annum and is payable on October 30, 2021.

On October 31, 2013, the company acquired a loan from Sparkasse Bank of Germany in the amount of €1,000,000 ($1,335,500, based upon exchange rate on October 31, 2013) in order to further fund the operations of ROB Cemtrex GmbH. This loan carries interest of 4.00% per annum and is payable on October 30, 2015.

On March 1, 2014 the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for €4,000,000 ($5,500,400 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years.

Loan payable to Shareholder

Please see Note 8 – Related Party Transactions for details on loans payable to Arun Govil.

Cemtrex, Inc. and Subsidiaries

NOTE 7 – BUSINESS COMBINATION

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. ROB Group also has a manufacturing facility in Sibiu, Romania. ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex, Inc..

The operating results of ROB Cemtrex GmbH from October 31, 2013 to March 31, 2014 are included in the accompanying Consolidated Statement of Operations. The Consolidated Balance Sheet as of March 31, 2014 reflects the acquisition of ROB Cemtrex GmbH, effective October 31, 2013. The acquisition date fair value of the total consideration transferred was $6.27 million, which consisted of the following:

Loan from bank	3,133,286
Loan from related party	3,136,887
Total Purchase Price	$6,270,173

In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 31, 2013 (the acquisition date). The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$4,941,350
Property and Equipment	654,395
Goodwill	661,073
Other long-term assets	13,355
Net assets acquired	$6,270,173

The amounts of revenue and net income of ROB Cemtrex GmbH included in the Company’s Consolidated Statement of Operations for the six months ended March 31, 2014 was $1,3992,960 and $309,953, respectively and $7,540,143 and $15,837 for the three month ended March 31, 2014, respectively. Intercompany interest expense of $55,092 and $0 was eliminated during the six and three month period ending March 31, 2014, respectively.

Cemtrex, Inc. and Subsidiaries

The following unaudited supplemental proforma information presents the financial results of ROB group of companies as if the acquisition of ROB Cemtrex GmbH occurred on October 1, 2012:

	For the three months ended		For the six months ended
	March, 31		March, 31
	2014	2013	2014	2013
Revenue	$11,548,572	$11,593,324	$20,512,952	$21,793,687

Net income (loss)	769,615	$(2,846,155)	1,186,167	$(3,401,002)

Basic and diluted earnings (loss) per share	$0.02	$(0.07)	$0.03	$(0.08)

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had sales to Ducon Technologies, Inc., a related party, totaling $0 and $554,575 for the three months ended March 31, 2014 and 2013, respectively and $319,053 and $4,859,332 for the six months ended March 31, 2014 and 2013, respectively. The accounts receivable from Ducon Technologies, Inc. totaled $0 at March 31, 2014 and $1,300,832 at March 31, 2013.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $0 and $ 340,000 for supplies at March 31, 2014 and March 31, 2013.

The company has made investments into Pluto Technologies, Inc. (Pluto) in order to potentially expand its product lines. Pluto is engaged in the business of developing applications for mobile devices and is fully owned and operated by Saagar Govil CEO of Cemtrex, Inc. Notes were issued in the amounts of $80,000 and $274,150 both with terms of 5% per annum, payable in full on October 1, 2015. These notes appear on our Consolidated Balance Sheets under “Due from related parties”.

Notes payable to Arun Govil, the Company’s Chairman of the Board, total $1,186,608 and $1,107,484 at March 31, 2014 and September 30, 2013, respectively. These notes are unsecured and carry 5% interest per annum.

On September 8th, 2009, the Company issued 1,000,000 Series A Preferred Shares and 2,500,000 common shares to Arun Govil, Chairman of the Company, in conjunction with the termination of a convertible note in the amount of $1,300,000 that was convertible into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of March 31, 2014 and September 30, 2013, there were 1,000,000 shares issued and outstanding, respectively.

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

During the three and six month period ending March 31, 2014 and 2013, the Company did not issue any Series A Preferred Stock.

Cemtrex, Inc. and Subsidiaries

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of March 31, 2013and September 30, 2012, there were 40,599,129 shares issued and outstanding, respectively.

During the three and six month periods ending March 31, 2014 and 2013, the Company did not issue any Common Stock.

During the three and six month periods ending March 31, 2014 the company issued stock options for 600,000 shares to three key executives of ROB Cemtrex GmbH. These options have a call price of $0.30 per share, vest over four years, and expire after six years.

NOTE 10 – COMMITMENTS AND CONTIGENCIES

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.

The Company’s subsidiary Griffin Filters LLC leases approx. 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018.

The Company’s subsidiary ROB Cemtrex GmbH owns and has a 17 year 3.00% interest mortgage on their building in Neulingen, Germany. Monthly mortgage payments are €25,000 through March 2031.

NOTE 11 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of its Form 10-Q for the quarter ended March 31, 2014. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and their pricing; unexpected manufacturing or supplier problems; the Company’s ability to maintain sufficient credit arrangements; changes in governmental standards by which our environmental control products are evaluated and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

General Overview

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a technology company that operates in a wide array of business segments and provides solutions to meet today's industrial challenges. The Company provides electronic manufacturing services of printed circuit board assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

Cemtrex through its wholly owned subsidiary ROB Cemtrex GmbH provides electronic manufacturing services, which includes printed circuit board assemblies and completely assembled electronic products. The Company sells a complete line of air filtration and environmental control products through its subsidiary Griffin Filters, LLC to a wide variety of industrial and manufacturing industries worldwide. The Company through its Monitoring Instruments and Products (MIP) division manufactures sells, and services instruments, software and systems for monitoring emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the accompanying unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Although these estimates are based on our knowledge of current events, our actual amounts and results could differ from those estimates. The estimates made are based on historical factors, current circumstances, and the experience and judgment of our management, who continually evaluate the judgments, estimates and assumptions and may employ outside experts to assist in the evaluations.

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2013.

Results of Operations - For the three Months ending March 31, 2014 and 2013

Total revenue for the three months ended March 31, 2014 and 2013 was $11,548,572 and $3,620,167, respectively, an increase of $7,928,396, or 219%. Net income for the three months ended March 31, 2014 and 2013 was $769,615 and $56,428, respectively, an increase of $713,187, or 1,264%. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of ROB Cemtrex GmbH and execution of profitable environmental and filtration projects.

Cemtrex, Inc. and Subsidiaries

Revenues

Environmental equipment revenues for three months ended March 31, 2014 increased by $487,498 or 14%, to $3,855,032 from $3,367,534 for the three months ended March 31, 2013. The increase was primarily due to an increased demand for environmental control equipment in foreign markets.

Monitoring Instruments and Products (MIP) revenues for three months ended March 31, 2014 decreased by $99,245 or 39%, to $153,397 from $252,642 for the three months ended March 31, 2013. The decrease in revenue was primarily due to delays of customer orders commencing production.

Electronics manufacturing revenues for three months ended March 31, 2014 was $7,540,143 as compared to $0 for the three months ended March 31, 2013. The increase was primarily due to the acquisition of ROB Cemtrex GmbH.

Gross Profit

Gross Profit for the three months ended March 31, 2014 was $4,045,126 or 35% of revenues as compared to gross profit of $380,612 or 11% of revenues for the three months ended March 31, 2014. The increase in gross profit percentage in the three months ended March 31, 2014 was a direct result of high profit margin jobs shipped during this period as compared to the same quarter in the prior year. The higher dollar amount of gross profit was due to the ROB Cemtrex GmbH acquisition.

Operating Expenses

 Operating expenses for the three months ended March 31, 2014 increased $2,926,458 or 1,021% to $3,212,987 from $286,529 for the three months ended March 31, 2013. Operating expenses as a percentage of revenue increased in the three month period ended March 31, 2014 to 28% from 8% in the three month period ended March 31, 2013. The increase in operating expenses were primarily due to the acquisition of ROB Cemtrex GmbH.

Other Income/(Expense)

Interest and other income/(expense) for the second quarter of 2014 was $(50,524) as compared to $(10,555) for the second quarter of 2012. The increase was due primarily to interest expense recognition on loans used to acquire ROB Cemtrex GmbH.

Provision for Income Taxes

During the second quarter of 2014 we recorded an income tax benefit/provision of $12,000 compared to $27,100 for the second quarter of 2013. The provision for income tax is based upon the projected income tax from the Company’s various international subsidiaries that are subject to foreign income taxes.

 Net Income/Loss

The Company had net income of $769,615 or 7% of revenues, for the three month period ended March 31, 2014 as compared to a net income of $56,428 or 2% of revenues, for the three month ended March 31. Net income in the second quarter increased, as compared to net income in the same period last year, due to higher overall sales due to the acquisition of ROB Cemtrex GmbH. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of ROB Cemtrex GmbH and execution of profitable environmental and filtration projects.

Cemtrex, Inc. and Subsidiaries

Results of Operations - For the six Months ending March 31, 2014 and 2013

Total revenue for the six months ended March 31, 2014 and 2013 was $20,512,952 and $5,806,508, respectively, an increase of $14,706,444, or 253%. Net income for the six months ended March 31, 2014 and 2013 was $1,186,167 and $223,342, respectively, an increase of $926,825, or 431%. The improvement was primarily due to the acquisition of Rob Cemtrex GmbH and execution of profitable environmental and filtration projects.

Revenues

Environmental equipment revenues for six months ended March 31, 2014 increased by $743,665 or 14%, to $6,228,091 from $5,484,426 for the six months ended March 31, 2013. The increase was primarily due to an increased demand for environmental control equipment in foreign markets.

Monitoring Instruments and Products (MIP) revenues for six months ended March 31, 2014 decreased by $30,181 or 9%, to $291,901 from $322,082 for the six months ended March 31, 2013. The decrease in revenue was primarily due to delays of customer orders commencing production.

Electronics manufacturing revenues for six months ended March 31, 2014 was $13,992,960 as compared to $0 for the six months ended March 31, 2013. The increase was primarily due to the acquisition of ROB Cemtrex GmbH.

Gross Profit

Gross Profit for the six months ended March 31, 2014 was $6,869,864 or 33% of revenues as compared to gross profit of $887,644 or 15% of revenues for the six months ended March 31, 2014. The increase in gross profit percentage in the six months ended March 31, 2014 was a direct result of high profit margin jobs shipped during this period as compared to the same period in the prior year. The higher dollar amount of gross profit was due to the ROB Cemtrex GmbH acquisition.

Operating Expenses

 Operating expenses for the six months ended March 31, 2014 increased $5,031,467 or 917% to $5,580,048 from $548,581 for the six months ended March 31, 2013. Operating expenses as a percentage of revenue increased in the six month period ended March 31, 2014 to 27% from 9% in the six month period ended March 31, 2013. The increase in operating expenses was primarily due to the acquisition of ROB Cemtrex GmbH.

Other Income/(Expense)

Interest and other income/(expense) for the first and second quarters of 2014 was $(86,373) as compared to $(20,021) for the first and second quarters of 2013. The increase was due primarily to interest expense recognition on loans used to acquire ROB Cemtrex GmbH.

Provision for Income Taxes

During the first and second quarters of 2014 we recorded an income tax provision of $17,276 compared to $95,700 for the first and second quarters of 2013. The provision for income tax is based upon the projected income tax from the Company’s various international subsidiaries that are subject to foreign income taxes.

 Net Income/Loss

The Company had net income of $1,186,167 or 6% of revenues, for the six month period ended March 31, 2014 as compared to a net income of $223,342 or 4% of revenues, for the six months ended March 31, 2013. Net income in the first and second quarters increased, as compared to net income in the same period last year, due to higher overall sales due to the acquisition of ROB Cemtrex GmbH. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of Rob Cemtrex GmbH and execution of profitable environmental and filtration projects.

Cemtrex, Inc. and Subsidiaries

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

  Working capital was $10,398,723 at March 31, 2014 compared to $1,870,968 at September 30, 2013. This includes cash and cash equivalent of $1,368,233 at March 31, 2014 and $66,963 at September 30, 2013, respectively. The reason for the increase in working capital was due to the acquisition of Rob Cemtrex GmbH.

Trade receivables increased $2,504,475 or 136% to $4,352,381 at March 31, 2014 from $1,847,636 at September 30, 2013. The increased in trade receivables is attributable to larger operation as a result of acquisition of Rob Cemtrex GmbH.

Inventories increased $6,826,245 or 4,284% to $6,985,593 at March 31, 2014 from $159,348 at September 30, 2013. The increase in inventories was due to acquisition of Rob Cemtrex GmbH and inventory purchases of $1,884,895.

Operating activities used $1,300,525 for the six months ended March 31, 2014 compared to using $577,572 of cash for the six months ended March 31, 2013. The increase in operating cash flows was primarily due to increase in sales and inventory due to the acquisition of ROB Cemtrex-GmbH.

Investment activities used $12,216,929 of cash compared to using $67,294 during the six month period ended March 31, 2014. The increase was primarily due to the acquisition of Rob Cemtrex GmbH, and the purchase of the building in Neulingen, Germany (see NOTE 6).

Financing activities provided $14,818,724 for the six month period ended March 31, 2014 as compared to providing $387,958 in the six month period ended March 31, 2014. The increase is primarily related to loans received by the Company for Rob Cemtrex GmbH acquisition and the mortgage on the building and land in Neulingen, Germany (see NOTE 6).

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2014 fiscal year (ending September 30, 2014). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Cemtrex, Inc. and Subsidiaries

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Cemtrex, Inc. and Subsidiaries

Part II Other Information

Item 6. Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Cemtrex, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

By:	/s/Saagar Govil .
Saagar Govil
Chief Executive Officer

/s/Renato Dela Rama .
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

