Form 10-K/A
period 2013-09-30
CEMTREX INC
filed 2014-06-13
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2014, the registrant had 40,599,129 shares of common stock outstanding.

Documents incorporated by reference: None.

i

EXPLANATORY NOTE

Cemtrex, Inc. (“Cemtrex” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended September 30, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on January 16, 2014 (the “Original Filing”), to include the Management’s Report on Internal Controls over Financial Reporting, performed but not included on the original filing and to clarify our revenue recognition policy.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Registrants’ Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment speaks only to the original filing date of the Original Filing and, except for those items discussed in this Explanatory Note, does not change any of the other disclosure contained in the Original Filing. This Amendment, together with the Original Filing, constitutes the Registrants’ Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

This Amendment does not reflect events after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with the other reports of the Registrants that update and supersede the information contained in this Amendment

FORWARD-LOOKING STATEMENTS

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

The volume and timing of sales to the Company’s customers may vary due to:

customers’ attempts to manage their inventory

variation in demand for the Company’s customers’ products
design changes, or

acquisitions of or consolidation among customers

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

Factors affecting the industries that utilize our customers’ products could negatively impact our customers and the Company. These factors include:

increased competition among our customers and their competitors the inability of our customers to develop and market their products recessionary periods in our customers’ markets

the potential that our customers’ products become obsolete

our customers’ inability to react to rapidly changing technology

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

Retaining and keeping qualified employees and management personnel;

Ability to upgrade our products to keep up with the changing market place requirements;

Ability to keep up with our competitors who have much higher resources than us;

Ability to find sub-suppliers and sub-contractors to assemble and install our products;

General economic conditions of the industry and the ability of potential customers to spend money on setting up new industries that require our products;

Ability to maintain or raise adequate working capital required for the operations and future growth; and

Ability to retain our CEO and other senior key personnel.

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

The market price of our common stock, like that of many other technology companies, has been highly volatile and may continue to be so in the future due to a wide variety of factors, including:

•	announcements of technological innovations by us, our collaborative partners or our present or potential competitors;

•	our quarterly operating results and performance;

•	developments or disputes concerning patents or other proprietary rights;

•	acquisitions;

•	litigation and government proceedings;

•	adverse legislation;

•	changes in government regulations; economic and other external factors; and general market conditions.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated audited financial statements and the notes to those financial statements included elsewhere in this report. This discussion includes forward- looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "risk factors" and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

15We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries.

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

RESULTS OF OPERATIONS

Net Sales :. Net sales for 2013 increased by $1,511,485 or 12.43%, to $13,673,531, from $12,162,046 in 2012. Sales increased during the year of 2013 primarily due to a higher amount of bookings and projects executed by the Company during the year and overall increase in market demand during the year.

Gross Profit : Gross profits for 2013 decreased $231,146 or 16.79% to $1,144,982, which was 8.37% of net sales, from $1,376,128 in 2012, which was 11.31% of net sales. The decrease in gross margin in 2013 was a direct results of the lower gross margin projects executed by the Company in this fiscal year. In 2012, the higher gross margin was a result of the higher gross margin of projects executed during that year. Market conditions dictate the gross margins of projects booked by the Company every year.

Operating Expenses : Operating expenses for 2013 increased $114,763 or 16.79%, to $798,135 from $683,372 in 2012. Operating expenses as percentage of sales increased in 2013 to 5.83% from 5.61% in 2012. The percentage increase in operating expenses percentage was primarily due to higher sales in 2013 as compared to 2012. The 16.79% increase in operating expenses in 2013 was due to more selling and general expenses as a result of greater activity in the market.

Net Income/Loss : The Company had a net income of $288,497 as compared to net income of $648,199 in 2012 after provision of income tax of $ 12,500. The net income in 2013 was a direct result of less profitable projects executed by the Company.

Provision for Income Taxes : The income tax provision for this year is $12,500 after Net operating loss carry forward in 2013

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

anticipated working capital or other cash requirements;

changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market;

product obsolescence due to the development of new technologies; and

Various competitive factors that may prevent us from competing successfully in the marketplace.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included in "Item 1A Risk Factors."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

‘ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2013, and concluded that it is effective.

The company's independent registered public accounting firm, Li and Company, PC, has audited the effectiveness of the company's internal control over financial reporting as of September 30, 2013, as stated in their report, which is included herein.

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

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.

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

Name and Address	Age	Positions and Offices

Arun Govil	57	Chairman of the Board of Directors
19 Engineers Lane
Farmingdale, New York 11735

Saagar Govil	27	President, Chief Executive Officer, Secretary & Director
19 Engineers Lane
Farmingdale, New York 11735

Renato Dela Rama	64	Chief Financial Officer and Director
19 Engineers Lane
Farmingdale, New York 11735

Ravi Narayan	53	Vice President and Director
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

PRINCIPAL AND					SECURITIES UNDERLYING
POSITION	YEAR	SALARY	BONUS	OTHER	OPTIONS/SARS
Arun Govil	2011	100,000	0	0	0
Chairman	2012	57,539	0	0	0
	2013	0	0	0	0

Saagar Govil	2011	100,000	0	0	0
Chief Executive	2012	100,000	0	0	0
Officer	2013	150,000		0	0
President

Ravi Narayan	2911	99,570	0	0	0
Vice President, Director	2012	99,570	0	0	0
	2013	107,000	0	0	0

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

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 10, 2013 by:

▪	all persons who are beneficial owners of five percent (5%) or more of our common stock;

▪	each of our directors;

▪	each of our executive officers; and

▪	all current directors and executive officers as a group.

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

Title of Class	Name and Address of Holder	Title	Amount Owned		Percentage of Issued Stock (1)
Common Stock	Arun Govil	Chairman of	20,430,000	(2)	50.3
	19 Engineers lane Farmingdale, NY 11735	the Board		(3)

Preferred Stock	Arun Govil	Chairman of	1,000,000	(2)
	19 Engineers lane Farmingdale, NY 11735	the Board

Common Stock	Saagar Govil	Chief Executive	8,000,000		19.7
	19 Engineers lane Farmingdale, NY 11735	Officer

Common Stock	Ravi Narayan	Vice President	800,000		2.0
	19 Engineers lane Farmingdale, NY 11735	& Director

Common Stock	Renato Dela Rama	Chief Financial	400,000		1.0
	19 Engineers lane Farmingdale, NY 11735	Officer & Director

	All directors and executive officers as a group (4 persons)		29,630,000		73.0

(1)	Except as otherwise noted herein, the percentage is determined on the basis of [40,599,129] shares of our common stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	The Series A Preferred Stock issued by the Company to Arun Govil the Company's Chairman and former CEO, President and Treasurer in conjunction with the settlement of the debenture issued as consideration for the purchase of Griffin Filters, Inc. Pursuant to the Certificate of Designation of the Preferred Stock, each issued and outstanding Preferred Stock shall be entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. The shares of Series A Preferred Stock represent 100% of the total Series A Preferred Stock issued and outstanding.

(3)	Includes the shares owned by Ducon Technologies Inc., which is owned by Arun Govil the Chairman of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

CEMTREX, INC.
(Registrant)

Dated: June 13, 2014	By	/s/ Saagar Govil
Saagar Govil,
Chief Executive Officer and President
(Principal Executive Officer), Secretary and Director

Dated: June 13, 2014	By	/s/ Renato Dela Rama
Renato Dela Rama, Chief Financial Officer (Principal Financial Officer)

Dated: June 13, 2014	By	/s/ Ravi Narayan
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
Stockholder’s equity
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

See accompanying notes to the consolidated financial statements

Cemtrex, Inc.

Consolidated Statement of Stockholders' Equity

For the Fiscal Year Ended September 30, 2012 and 2013

	Preferred Stock Series A Par		Common Stock Par
	Value $0.001		Value $0.01
						Retained
					Additional	Earnings	Total
	Number of		Number of		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at September 30, 2011	1,000,000	$1,000	39,823,129	$39,823	66,506	$(12,843)	94,486
Sale of common stock			776,000	776	99,224		100,000
Net income						648,199	648,199
Balance at September 30, 2012	1,000,000	1,000	40,599,129	40,599	165,730	635,356	842,685
Net income						288,497	288,497
Balance at September 30, 2013	1,000,000	$1,000	40,599,129	$40,599	$165,730	$923,853	$1,131,182

See accompanying notes to the consolidated financial statements

Cemtrex, Inc.

Consolidated Statements of Cash Flows

	For the Fiscal Year Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$288,497	$648,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities
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

See accompanying notes to the consolidated financial statements

Cemtrex, Inc. September 30,
2013 and 2012

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Cemtrex, Inc. and its wholly-owned subsidiary Griffin Filters, LLC ( “Cemtrex” or collectively the “Company”), engages in manufacturing and selling advanced instruments for emission monitoring of particulate, opacity, mercury, sulfur dioxide, nitrogen oxides, among others. Cemtrex also provides turnkey services for carbon creation projects from abatement of greenhouse gases pursuant to Kyoto protocol and assists project owners in selling of carbon credits globally. The Company's products are sold to power plants, refineries, chemical plants, cement plants and other industries including federal and state governmental agencies. Through its wholly-owned subsidiary, Griffin Filters, the Company designs, manufactures and sells air filtration equipment and systems to control particulate emissions in a variety of industries.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998 . On December 16, 2004, the Company changed its name to Cemtrex, Inc. On April 30, 2007 , Cemtrex, Inc. acquired Griffin Filters, LLC .

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

i.	Allowance for doubtful accounts : Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;
ii.	Inventory Obsolescence and Markdowns : The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts;
iii.	Fair value of long-lived assets : Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
iv.	Valuation allowance for deferred tax assets : Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry- forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree . The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary	State or other jurisdiction of	Date of incorporation or formation
or entity	incorporation or organization	(date of acquisition, if applicable)	Attributable interest
Cemtrex, Inc.	Delaware	April 27, 1998	100%
Griffin Filters, LLC.	New York	September 6, 2005 (April 30, 2007)	100%

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accounts payable , approximate their fair values because of the short maturity of these instruments.

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

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow- moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay .

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

The Company has $ 40,000 allowance for doubtful accounts at September 30, 2013 and 2012.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2013 or 2012 .

Inventory and Cost of Goods Sold

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market . Cost is determined on the first-in and first- out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, and (iii) competitive pricing pressures.

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

There were $ 108,968 and $ 54,000 inventory obsolescence at September 30, 2013 or 2012.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term . This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option . The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments . The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10- 25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and i f none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease . Pursuant to Paragraph 840-10- 25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a. It is practicable for the lessee to learn the implicit rate computed by the lessor. b. The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation .

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

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill. Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the intangible assets , whichever is shorter . Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been render ed to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales of its products, with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.

Shipping and Handling C osts

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification .. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2013 or 2012 .

Net Income (Loss) p er C ommon S hare

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

There were no potentially dilutive common shares outstanding for the fiscal year ended September 30, 2013 or 2012 .

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013 .

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

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 .

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

Note 3 – Note Receivable – Related Party

Notes Receivable from Pluto Technologies, Inc., a company owned by Saagar Govil, the Company’s Chief Executive Officer, were $ 354,150 and $ 80,000 at September 30, 2013 and 2012 and accrue interest at 5 % per annum. The note receivable has a due date of October 1, 2015.

Note 4 - Property and Equipment

Property and equipment are comprised of the following:

	September 30, 2013	September 30, 2012
Furniture and Office Equipment	$83,687	$83,687
Computer Software	4,631	4,631
Machinery and Equipment	78,392	78,392
	166,710	187,176
Less: Accumulated Depreciation	(157,387)	(146,244)
Property and Equipment, net	$9,323	$20,466

(i) Depreciation and Amortization Expense

Depreciation for the twelve months ended September 30, 2013 and 2012 was $ 11,143 and $ 18,865 , respectively.

(ii) Impairment

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2013 .

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	September 30,	September
	2013	30, 2012

Deposits on inventory	$432,131	$393,808

Note 6 – Note Payable – Officer

Notes Payable to Arun Govil, the Company’s former Chief Executive Officer was $ 1,107,484 and accrues interest at 5 % per annum. The note payable is unsecured and has no due date.

Note 7 – Convertible Debenture

On September 8th, 2009, Cemtrex, Inc. entered into a letter agreement with Arun Govil, the former Chief Executive Officer of the Company. Pursuant to the letter agreement Arun Govil agreed to cancel the convertible promissory note, held by him, dated April 30, 2007. The principal balance of the Note was $ 1,300,000 .. Pursuant to the terms of the Note, the Outstanding Amount was convertible into 30,000,000 shares of the Company’s common stock. Pursuant to the letter agreement, in return for cancelling the Note, the Company issued Arun Govil 2,500,000 shares of common stock of the Company, par value $ 0.001 and 1,000,000 shares of Series A Preferred Stock of the Company, par value $ 0.001 . Mr. Govil agreed to forfeit 27,500,000 shares of common stock issuable as per the original terms of the Note.

Note 8– Stockholders’ Equity

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $ 0.001 par value. Each Series A Preferred Share shall be entitled to the number of votes equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Preferred Shares issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. Holders of Series A Preferred Shares shall vote together with the holders of Common Shares as a single class. On September 8th , 2009, the Company issued 1,000,000 Series A Preferred Shares to Arun Govil, the former Chief Executive Officer of the Company, in conjunction with the conversion of a convertible note.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $ 0.001 par value.

During the fourth quarter, 2012 the Company issued 776,000 shares of common stock for proceeds of $ 100,000 .

Note 9 – Commitments & Contingencies

Lease Obligations

The Company leases its principal office at Farmingdale, New York, 4000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $ 4,000 .

The Company’s subsidiary Griffin Filters LLC leases approximately 10,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five (5) year lease at a monthly rent of $ 4,225 which expired on March 31, 2012 .

At September 30, 2012, with the same lease contract but less area of footage, the new monthly rent is now $ 2,200 .00.

Note 10 – Concentrations and Related Party Transactions

The Company has operations in the United States and India. Sales in the United States totaled $ 2,873,659 and $ 4,901,621 for the year ended September 30, 2013 and 2012. Sales in India totaled $ 10,799,872 and $ 7,260,425 for the year ended September 30, 2013 and 2012.

The Company had no assets in India at September 30, 2013 or 2012.

The Company had sales to Ducon Technologies, Inc., a related party, totaling $ 10,799,872 and $ 7,260,425 for the years ended September 30, 2013 and 2012 representing 78.9 % and 62.7 % of total sales. The accounts receivable from Ducon Technologies, Inc. totaled $ 1,206,372 and $ 354,786 at September 30, 2013 and 2012 representing 65.3 % and . 54.8 % respectively.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $ 432,131 and $ 393,808 for supplies at September 30, 2013 and 2012.

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

The provision for income taxes is as follows:

	September 30, 2013	September 30, 2014
Current taxes payable
Federal	$6,300	$2,482
State	6,200
Foreign	—

Deferred tax asset:	—	(42,500)
Deferred tax valuation allowance	—	42,500
Total	$12,500	$2,482

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012
U.S. statutory rate	34.0%	34.0%
State income taxes (net of federal benefit)	7.0	7.0
Permanent differences	(21.8)	—
Benefit of net operating loss carry-forward	(15.6)	(41.0)
Effective rate	3.6%	-%

At September 30, 2013 and 2012, the Company has net operating loss carryovers of approximately $ - 0 - and $ 115,000 which can be carried forward to offset taxable income. Unless used the net operating loss carryforward will expire in 2029 .

Note 12 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were noreportable subsequent events to be disclosed.

