Form 10-Q
period 2014-06-30
CEMTREX INC
filed 2014-08-06
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 31, 2014 , the issuer had 40,599,129 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.   Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

	(UNAUDITED)	(Derived from
		audited financials)
	June 30,	September 30,
	2014	2013
Assets
Current assets
Cash and equivalents	$1,310,238	$66,963
Trade receivables, net	4,332,122	641,264
Trade receivables - related party	272,029	1,206,372
Inventory –net of allowance for inventory obsolescence	7,582,403	159,348
Prepaid expenses and other assets	1,452,203	432,131
Total current assets	14,948,995	2,506,078

Property and equipment, net	7,093,270	9,323
Goodwill	997,178	-
Due from related parties	435,992	354,150
Other	585,655	4,225
Total Assets	$24,061,090	$2,873,776

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,377,638	$571,485
Accrued expenses	486,188	63,625
Accrued income taxes	37,145	-
Current portion of long-term liabilities	252,500	-
Total current liabilities	4,153,471	635,110

Long-term liabilities
Loans payable to bank	11,897,728	-
Loan payable to related party	3,136,997	-
Notes payable to shareholder	1,590,134	1,107,484
Total liabilities	20,778,330	1,742,594

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,599,129 shares issued and outstanding	40,599	40,599
Additional paid-in capital	165,730	165,730
Retained earnings (accumulated deficit)	2,826,120	923,853
Accumulated other comprehensive income (loss)	249,311	-
Total stockholders' equity (deficit)	3,282,760	1,131,182
Total liabilities and stockholders' equity (deficit)	$24,061,090	$2,873,776

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$13,453,734	$5,332,157	$33,966,686	$11,138,665

Cost of revenues	9,253,772	5,005,134	22,896,860	9,923,998

Gross profit	4,199,962	327,023	11,069,826	1,214,667

Operating expenses
General and administrative	3,364,778	303,747	8,944,826	852,328
Total operating expenses	3,364,778	303,747	8,944,826	852,328
Operating income (loss)	835,184	23,276	2,125,000	362,339

Other income (expense)
Other Income (expense)	45,601	-	102,424	-
Interest Expense	(148,261)	(12,308)	(291,457)	(32,329)
Total other income (expense)	(102,660)	(12,308)	(189,033)	(32,329)

Net income (loss) before income taxes	732,524	10,968	1,935,967	330,010

Provision for income taxes	16,424	3,300	33,700	99,000
Net income (loss)	$716,100	$7,668	$1,902,267	$231,010

Income (Loss) Per Share-Basic	$0.02	$0.00	$0.05	$0.01
Income (Loss) Per Share-Diluted	$0.02	$0.00	$0.05	$0.01

Weighted Average Number of Shares-Basic	40,599,129	40,599,129	40,599,129	40,599,129
Weighted Average Number of Shares-Diluted	40,599,129	40,599,129	40,599,129	40,599,129

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
	2014	2013
Cash Flows from Operating Activities

Net income (loss)	$1,902,267	$231,010
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,759	8,357
Changes in operating assets and liabilities:
Trade receivables	(2,756,515)	(220,995)
Due from related party	(81,842)	(741,852)
Inventory	(2,481,705)	(16,942)
Prepaid expenses and other assets	(1,020,072)	(16,178)
Others	(359,415)	-
Accounts payable	2,806,153	(102,828)
Accrued expenses	422,563	19,866
Income taxes payable	37,145	99,000
Net cash used in operating activities	(1,336,662)	(740,562)

Cash Flows from Investing Activities
Purchase of property and equipment	(7,164,219)	-
Purchase of investments	-	(145,504)
Investment in subsidiary	(6,270,173)	-
Net Cash Used in Investing Activities	(13,434,392)	(145,504)

Cash Flows from Financing Activities
Proceeds from affiliated Loan	3,864,101	529,708
Proceeds from bank loan	12,150,228	-
Bank overdraft	-	92,922
Net Cash Provided by (Used by) Financing Activities	16,014,329	622,630

Net increase (decrease) in cash	1,243,275	(263,436)
Cash beginning of period	66,963	333,045
Cash end of period	$1,310,238	$69,609

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$-	$-

Cash paid during the period for income taxes	$-	$1,266

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex Inc. ("Cemtrex" or the "Company") is a diversified international technology company offering a range of products, systems, and solutions to meet today’s industrial and manufacturing challenges. Cemtrex, through its wholly owned subsidiaries provides electronic manufacturing services of custom engineered printed circuit board assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

Cemtrex’s Electronic Manufacturing Services (EMS) business includes printed circuit board assemblies and completely assembled electronic products along with custom manufactured cable system. The Company’s EMS business also provides engineering services to develop prototypes for new printed circuit board manufacturing requirements. Cemtrex’s Environmental Products & Systems (EPS) business includes complete line of air filtration and environmental control products such as baghouse filters and precipitators to control particulate in a wide variety of industries and utilities worldwide. The Company’s EPS business also sells, and services instruments, software and systems for industrial process optimization and emission monitoring of Greenhouse gases, hazardous gases, particulate and other regulated pollutants discharging from industrial and utility stacks.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc.

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. The ROB Group also has a manufacturing facility in Sibiu, Romania. ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex, Inc. (see NOTE 7).

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

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the June 30, 2014 and September 30, 2013, comprehensive income includes gains of $249,311 and $0, respectively, which were entirely from foreign currency translation.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 3 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	June 30,	September 30,
	2014	2013
Trade receivables	$4,372,122	$681,264
Allownce for doubful accounts	(40,000)	(40,000)
	$4,332,122	$641,264

Cemtrex, Inc. and Subsidiaries

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 4 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	June 30,	September 30,
	2014	2013
Raw materials	$4,989,678	$307,815
Work in progress	1,428,581	500
Finished goods	1,313,111	-
	7,731,370	308,315

Less: Allowance for inventory obsolencence	(148,967)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$7,582,403	$159,348

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2014	2013
Land	1,144,361	$-
Building	4,633,105	-
Furniture and office equipment	335,903	83,687
Computer software	11,245	4,631
Machinery and equipment	1,405,902	78,392
	7,530,516	166,710

Less: Acumulated depreciation	(437,246)	(157,387)
Property and equipment, net	7,093,270	$9,323

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

Cemtrex, Inc. and Subsidiaries

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

The operating results of ROB Cemtrex GmbH from October 31, 2013 to June 30, 2014 are included in the accompanying Consolidated Statement of Operations. The Consolidated Balance Sheet as of June 30, 2014 reflects the acquisition of ROB Cemtrex GmbH, effective October 31, 2013. The acquisition date fair value of the total consideration transferred was $6.27 million, which consisted of the following:

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$4,941,350
Property and Equipment	1,201,950
Goodwill	113,518
Other long-term assets	13,355
Net assets acquired	$6,270,173

The following unaudited supplemental proforma information presents the financial results of ROB group of companies as if the acquisition of ROB Cemtrex GmbH occurred on October 1, 2012:

Cemtrex, Inc. and Subsidiaries

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$13,453,734	$13,428,232	$33,966,686	$35,166,914

Net income (loss)	716,100	$(499,079)	1,902,267	$(3,900,524)

Basic and diluted earnings (loss) per share	$0.02	$(0.01)	$0.05	$(0.10)

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had sales to Ducon Technologies, Inc., a related party, totaling $0 and $4,409,520 for the three months ended June 30, 2014 and 2013, respectively and $319,053 and $9,268,852 for the nine months ended June 30, 2014 and 2013, respectively. The accounts receivable from Ducon Technologies, Inc. totaled $272,029 at June 30, 2014 and $1,078,352 at June 30, 2013.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $0 and $340,000 for supplies at June 30, 2014 and June 30, 2013.

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.

The company has made investments into Pluto Technologies, Inc. (Pluto) in order to potentially expand its product lines. Pluto is engaged in the business of developing applications for mobile devices and is fully owned and operated by Saagar Govil CEO of Cemtrex, Inc. Notes were issued in the amounts of $80,000, $274,150, and $81,842 all three with terms of 5% per annum, payable in full on October 1, 2015. These notes appear on our Consolidated Balance Sheets under “Due from related parties”.

Notes payable to Arun Govil, the Company’s former Chairman of the Board, total $1,590,134 and $1,106,166 at June 30, 2014 and September 30, 2013, respectively. These notes are unsecured and carry 5% interest per annum.

On September 8th, 2009, the Company issued 1,000,000 Series A Preferred Shares and 2,500,000 common shares to Arun Govil, former Chairman of the Company, in conjunction with the termination of a convertible note in the amount of $1,300,000 that was convertible into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of June 30, 2014 and September 30, 2013, there were 1,000,000 shares issued and outstanding, respectively.

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

During the three and nine month period ending June 30, 2014 and 2013, the Company did not issue any Series A Preferred Stock.

Cemtrex, Inc. and Subsidiaries

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of June 30, 2013and September 30, 2012, there were 40,599,129 shares issued and outstanding, respectively.

During the three and nine month periods ending June 30, 2014 and 2013, the Company did not issue any Common Stock.

During the nine month period ending June 30, 2014 the company issued stock options for 600,000 shares to three key executives of ROB Cemtrex GmbH. These options have a call price of $0.30 per share, vest over four years, and expire after six years.

NOTE 10 – COMMITMENTS AND CONTIGENCIES

The Company’s subsidiary Griffin Filters LLC leases approx. 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018.

The Company’s subsidiary ROB Cemtrex GmbH owns and has a 17 year 3.00% interest mortgage on their 100,000 sq. ft. building in Neulingen, Germany. Monthly mortgage payments are €25,000 through March 2031.

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

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated subsequent events through the filing date of its Form 10-Q for the quarter ended June 30, 2014. The Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

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

General Overview

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a technology company that operates in a wide array of business segments and provides solutions to meet today's industrial and manufacturing challenges. The Company provides electronic manufacturing services of printed circuit board assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

Cemtrex’s Electronic Manufacturing Services (EMS) business includes printed circuit board assemblies and completely assembled electronic products along with custom manufactured cable system. The Company’s EMS business also provides engineering services to develop prototypes for new printed circuit board manufacturing requirements. Cemtrex’s Environmental Products & Systems (EPS) business includes complete line of air filtration and environmental control products such as baghouse filters and precipitators to control particulate in a wide variety of industries and utilities worldwide. The Company’s EPS business also sells, and services instruments, software and systems for industrial process optimization and emission monitoring of Greenhouse gases, hazardous gases, particulate and other regulated pollutants discharging from industrial and utility stacks.

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

Cemtrex, Inc. and Subsidiaries

Results of Operations - For the three Months ending June 30, 2014 and 2013

Total revenue for the three months ended June 30, 2014 and 2013 was $13,453,734 and $5,332,157, respectively, an increase of $8,121,577, or 152%. Net income for the three months ended June 30, 2014 and 2013 was $716,100 and $7,668, respectively, an increase of $708,432, or 9,239%. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of ROB Cemtrex GmbH and execution of more profitable environmental and filtration projects.

Revenues

Environmental products and systems revenues for three months ended June 30, 2014 increased by $180,980 or 3%, to $5,513,137 from $5,332,157 for the three months ended June 30, 2013. The increase was primarily due to an increased demand for environmental control equipment in foreign markets.

Electronics manufacturing services revenues for three months ended June 30, 2014 was $7,940,597 as compared to $0 for the three months ended June 30, 2013. The increase was primarily due to the acquisition of ROB Cemtrex GmbH.

Gross Profit

Gross Profit for the three months ended June 30, 2014 was $4,199,962 or 31% of revenues as compared to gross profit of $327,023 or 6% of revenues for the three months ended June 30, 2013. The increase in gross profit percentage in the three months ended June 30, 2014 was a direct result of high profit margin jobs shipped during this period as compared to the same quarter in the prior year. The higher dollar amount of gross profit was due to the ROB Cemtrex GmbH acquisition.

Operating Expenses

 Operating expenses for the three months ended June 30, 2014 increased $3,061,031 or 1,008% to $3,364,778 from $286,529 for the three months ended June 30, 2013. Operating expenses as a percentage of revenue increased in the three month period ended June 30, 2014 to 25% from 6% in the three month period ended June 30, 2013. The increase in operating expenses were primarily due to the acquisition of ROB Cemtrex GmbH.

Other Income/(Expense)

Interest and other income/(expense) for the third quarter of 2014 was $(102,660) as compared to $(12,308) for the third quarter of 2013. The increase was due primarily to interest expense recognition on loans used to acquire ROB Cemtrex GmbH.

Provision for Income Taxes

During the third quarter of 2014 we recorded an income tax benefit/provision of $16,424 compared to $3,300 for the second quarter of 2013. The provision for income tax is based upon the projected income tax from the Company’s various international subsidiaries that are subject to foreign income taxes.

Net Income/Loss

The Company had net income of $716,100 or 5% of revenues, for the three month period ended June 30, 2014 as compared to a net income of $7,668 or ..1% of revenues, for the three months ended June 30, 2013. Net income in the third quarter increased, as compared to net income in the same period last year, due to higher overall sales due to the acquisition of ROB Cemtrex GmbH. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of ROB Cemtrex GmbH and execution of profitable environmental and filtration projects.

Cemtrex, Inc. and Subsidiaries

Results of Operations - For the nine Months ending June 30, 2014 and 2013

Total revenue for the nine months ended June 30, 2014 and 2013 was $33,966,686 and $11,138,665, respectively, an increase of $22,828,021, or 205%. Net income for the nine months ended June 30, 2014 and 2013 was $1,902,267 and $231,010, respectively, an increase of $1,671,257, or 723%. The improvement was primarily due to the acquisition of Rob Cemtrex GmbH and execution of more profitable environmental and filtration projects.

Revenues

Environmental products and systems revenues for nine months ended June 30, 2014 increased by $894,464 or 8%, to $12,033,129 from $11,138,665 for the nine months ended June 30, 2013. The increase was primarily due to an increased demand for environmental control equipment in foreign markets.

Electronics manufacturing services revenues for nine months ended June 30, 2014 was $21,933,557 as compared to $0 for the nine months ended June 30, 2013. The increase was primarily due to the acquisition of ROB Cemtrex GmbH.

Gross Profit

Gross Profit for the nine months ended June 30, 2014 was $11,069,826 or 33% of revenues as compared to gross profit of $1,214,667 or 11% of revenues for the nine months ended June 30, 2013. The increase in gross profit percentage in the nine months ended June 30, 2014 was a direct result of high profit margin jobs shipped during this period as compared to the same period in the prior year. The higher dollar amount of gross profit was due to the ROB Cemtrex GmbH acquisition.

Operating Expenses

 Operating expenses for the nine months ended June 30, 2014 increased $8,092,498 or 949% to $8,944,826 from $852,328 for the nine months ended June 30, 2013. Operating expenses as a percentage of revenue increased in the nine month period ended June 30, 2014 to 26% from 8% in the nine month period ended June 30, 2013. The increase in operating expenses was primarily due to the acquisition of ROB Cemtrex GmbH.

Other Income/(Expense)

Interest and other income/(expense) for the first three quarters of 2014 was $(189,033) as compared to $(32,329) for the first three quarters of 2013. The increase was due primarily to interest expense recognition on loans used to acquire ROB Cemtrex GmbH.

Provision for Income Taxes

During the first three quarters of 2014 we recorded an income tax provision of $33,700 compared to $99,000 for the first three quarters of 2013. The provision for income tax is based upon the projected income tax from the Company’s various international subsidiaries that are subject to foreign income taxes.

Net Income/Loss

The Company had net income of $1,902,267 or 6% of revenues, for the nine month period ended June 30, 2014 as compared to a net income of $231,010 or 2% of revenues, for the nine months ended June 30, 2013. Net income in the first three quarters increased, as compared to net income in the same period last year, due to higher overall sales due to the acquisition of ROB Cemtrex GmbH. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of Rob Cemtrex GmbH and execution of profitable environmental and filtration projects.

Cemtrex, Inc. and Subsidiaries

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

  Working capital was $10,795,524 at June 30, 2014 compared to $1,870,968 at September 30, 2013. This includes cash and cash equivalent of $1,310,238 at June 30, 2014 and $66,963 at September 30, 2013, respectively. The reason for the increase in working capital was due to the acquisition of Rob Cemtrex GmbH.

Trade receivables increased $2,756,515 or 149% to $4,604,151 at March 31, 2014 from $1,847,636 at September 30, 2013. The increased in trade receivables is attributable to larger operation as a result of acquisition of Rob Cemtrex GmbH.

Inventories increased $7,423,055 or 4,658% to $7,582,403 at June 30, 2014 from $159,348 at September 30, 2013. The increase in inventories was due to acquisition of Rob Cemtrex GmbH and inventory purchases of $2,481,705.

Operating activities used $1,336,662 for the nine months ended June 30, 2014 compared to using $740,560 of cash for the nine months ended June 30, 2013. The increase in operating cash flows was primarily due to increase in sales and inventory due to the acquisition of ROB Cemtrex-GmbH.

Investment activities used $13,434,392 of cash compared to using $145,504 during the nine month period ended June 30, 2014. The increase was primarily due to the acquisition of Rob Cemtrex GmbH, and the purchase of the building in Neulingen, Germany (see NOTE 6).

Financing activities provided $16,014,329 for the nine month period ended June 30, 2014 as compared to providing $622,630 in the nine month period ended June 30, 2014. The increase is primarily related to loans received by the Company for Rob Cemtrex GmbH acquisition and the mortgage on the building and land in Neulingen, Germany (see NOTE 6).

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

Cemtrex, Inc.

Dated: August 6, 2014	By:	/s/Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: August 6, 2014	By:	/s/Renato Dela Rama .
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

