Form 10-Q/A
period 2014-06-30
CEMTREX INC
filed 2014-08-11
CIK 1435064

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

Explanatory Note: The sole purpose of this amendment to Cemtrex, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 6, 2014 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

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

* These exhibits were previously included or incorporated by reference in Cemtrex, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 6, 2014.

** Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: August 11, 2014	By:	/s/Saagar Govil.
Saagar Govil
Chief Executive Officer

Dated: August 11, 2014	By:	/s/ Renato Dela Rama.
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

* These exhibits were previously included or incorporated by reference in Cemtrex, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 6, 2014.

** Filed herewith.