Form 10-K/A
period 2013-09-30
CEMTREX INC
filed 2014-09-26
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 2

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

i

EXPLANATORY NOTE

Cemtrex, Inc. (“Cemtrex” or the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend our Annual Report on Form 10-K for the year ended September 30, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on January 16, 2014 (the “Original Filing”), to amend the Management’s Report on Internal Controls over Financial Reporting.

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

Report on Disclosure Controls and Procedures

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 and have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 due to the deficiencies described in Management’s Report on Internal Control over Financial Reporting below. The Company has engaged additional accounting personnel, to strengthen its internal controls with regard to its closing process, related disclosures, and the approval of certain transactions and will comply with Rule 8-04 of Regulation S-X, with regards to the acquisition of The ROB Group, by October 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

Because of its innate limitations, internal control over our financial statements is not intended to provide absolute guarantee that a misstatement can be detected or prevented on the statements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation and those criteria, the Company’s CEO and CFO concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2013, due to the following deficiencies:

•	Management failed to include their report on internal controls and financial reporting on its original report.
•	The Company has omitted the financial statements required by Rule 8-04 of Regulation S-X with regards to the acquisition of The ROB Group.

This report does not include an attestation report of the Company’s Independent Registered Public Accounting Firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s Independent Registered Public Accounting Firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this Annual Report.

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

CEMTREX, INC.
(Registrant)

Dated: September 26, 2014	By	/s/ Saagar Govil
Saagar Govil,
Chief Executive Officer and President
(Principal Executive Officer), Secretary and Director

Dated: September 26, 2014	By	/s/ Renato Dela Rama
Renato Dela Rama, Chief Financial Officer (Principal Financial Officer)

Dated: September 26, 2014	By	/s/ Ravi Narayan
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

