Form 10-Q/A
period 2014-06-30
CEMTREX INC
filed 2014-10-02
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Explanatory Note: The sole purpose of this amendment to Cemtrex, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 6, 2014 (the “Form 10-Q”), is to correct the dates of exhibits 32.1 and 32.2. No other changes have been made to the Form 10-Q.

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

Cemtrex, Inc. and Subsidiaries

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

Net Income/Loss

The Company had net income of $716,100 or 5% of revenues, for the three month period ended June 30, 2014 as compared to a net income of $7,668 or .1% of revenues, for the three months ended June 30, 2013. Net income in the third quarter increased, as compared to net income in the same period last year, due to higher overall sales due to the acquisition of ROB Cemtrex GmbH. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of ROB Cemtrex GmbH and execution of profitable environmental and filtration projects.

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

Trade receivables increased $2,756,515 or 149% to $4,604,151 at June 30, 2014 from $1,847,636 at September 30, 2013. The increased in trade receivables is attributable to larger operation as a result of acquisition of Rob Cemtrex GmbH.

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

Cemtrex, Inc.

Dated: October 2, 2014	By:	/s/Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: October 2, 2014		/s/Renato Dela Rama
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

