Form 10-K
period 2014-09-30
CEMTREX INC
filed 2014-12-29
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2014

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

Yes ☒ No ☐

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

As of December 22, 2014, the number of the registrant's common stock held by non-affiliates of the registrant was 10,969,129 and the aggregate market value $6,691,169 based on the average bid and asked price of $0.61 on December 22, 2014.

As of December 22, 2014, the registrant had 40,659,129 shares of common stock outstanding.

Documents incorporated by reference: Definitive Proxy Statement for the fiscal year ended September 30, 2014.

Cemtrex, Inc. and Subsidiaries

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Cemtrex, Inc. and Subsidiaries

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

Part I.

Item 1. BUSINESS

Cemtrex Inc. ("Cemtrex" or the "Company") is a diversified international company offering a range of products, systems, and solutions in a wide variety of industries around the world to meet today’s technological challenges. Cemtrex, through its wholly owned subsidiaries provides electronic manufacturing services of custom engineered printed circuit board assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc.

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. ROB Group also has a manufacturing facility in Sibiu, Romania. ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex, Inc. and is considered part of the EMS group. (see NOTE 9).

Electronics Manufacturing Services (EMS)

Cemtrex, through its Electronics Manufacturing Services group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Cemtrex’s EMS group offers fully integrated contract manufacturing services to global original equipment manufacturers (OEMs) and technology companies that operate primarily in the medical, industrial, automation, automotive, and renewable markets.

Cemtrex’s EMS group works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic life of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

Using our manufacturing capabilities, we are able to provide our customers with advanced product assembly and system level integration combined with test services to meet the highest standards of quality. Through our agile manufacturing environment we can deliver low and medium volume and mix services to our clients. Additionally we design, develop, and manufacture various interconnects and cable assemblies that often are sold in conjunction with our PCBAs to enhance our value to our customers. The Company also provides engineering services from new product introductions and prototyping, related testing equipment, to product redesigns.

Our ability to attract and retain new customers comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. We work closely with our customers from an operational and senior executive level in order to achieve a deep understanding of our customer’s goals, challenges, strategies, operations, and products to ultimately build a long lasting successful relationship.

Cemtrex, Inc. and Subsidiaries

Environmental Products & Systems (EPS)

Cemtrex’s Environmental Products and Systems group sells a complete line of air filtration and environmental control products under its Griffin Filters brand to a wide variety of industrial and manufacturing industries worldwide. The Company through its Monitoring Instruments and Products (MIP) division manufactures sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. This equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, flyash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

Company through its Monitoring Instruments and Products (MIP) group manufactures and sells advanced instruments for emissions monitoring, process analysis, and controls for industrial applications and compliance with environmental regulations. MIP emission monitoring systems are installed at the exhaust stacks of industrial facilities and are used to measure the outlet flue gas concentrations of a range of regulated air pollutants to determine the quality of the air we breathe. Through use of the company's equipment and instrumentation, Cemtrex clients can monitor the exhausts to the atmosphere from their facilities and comply with Environmental Protection Agency and state and local emission regulations on dust, particulate, fumes, acid gases and other regulated pollutants into the atmosphere.

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

CUSTOMERS

The Company's principal customers are engaged in automotive, medical, industrial automation, refining, power, chemical, mining and metallurgical processing. Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. For several years, the Company has marketed its products as integrated custom engineered systems and solutions. No one single customer accounts for more than 10% of its annual sales.

For the EPS group, the Company is responsible to its customers for all phases of the design, assembly, supply and, if included, field installation of its products and systems. The successful completion of a project is generally determined by a successful operational test of the supplied equipment conducted by our field service technician in the presence of the customer.

For the EMS group, the company is responsible for the production, supply, and delivery of products to its customers. In order to satisfy customer orders, the Company must consistently meet production deadlines and maintain a high standard of quality.

INSURANCE

The Company currently maintains different types of insurance, including general liability and property coverage. The Company does not maintain product liability insurance with respect to its products and equipment. Management believes that the insurance coverage that it has is adequate for its current business needs.

EMPLOYEES

The Company employs approximately 235 people as of December 24, 2014, including 20 engaged in engineering, 162 in manufacturing and 53 in administrative and marketing functions.

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

Cemtrex, Inc. and Subsidiaries

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

There is no assurance that the Company will be able to retain or renew its credit agreements and other finance agreements in the future. In the event the business grows rapidly, the uncertain economic climate continues or the Company considers another acquisition, additional financing resources could be necessary in the current or future fiscal years. There is no assurance that the Company will be able to obtain equity or debt financing at acceptable terms, or at all in the future.

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

Most of the Company’s customers do not commit to long-term production schedules, which makes it difficult to schedule production and achieve maximum efficiency at the Company’s manufacturing facilities and to manage inventory levels.

The volume and timing of sales to the Company’s customers may vary due to:

customers’ attempts to manage their inventory

variation in demand for the Company’s customers’ products design changes, or acquisitions of or consolidation among customers

Many of the Company’s customers do not commit to firm production schedules. The Company’s inability to forecast the level of customer orders with certainty can make it difficult to schedule production and maximize utilization of manufacturing capacity and manage inventory levels. The Company could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of its customers. Orders from the Company’s customers could be cancelled or delivery schedules could be deferred as a result of changes in its customers’ demand, thereby adversely affecting the Company’s results of operations, and resulting in higher inventory levels.

Cemtrex, Inc. and Subsidiaries

The Company’s customers have competitive challenges, including rapid technological changes, pricing pressure and decreasing demand from their customers, which could adversely affect their business and the Company’s.

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

Even though we have a profit for the fiscal year ending September 30, 2014, and we may not incur profit for the foreseeable future.

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

Based on our current plans, we believe our existing cash and cash equivalents along with cash generated from operations may be sufficient to fund our operating expenses and capital requirements through September 30, 2015, although there is no assurance of this result, we may need funds in the future. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds by selling Company shares. If we are unable to obtain additional funds on terms favorable to us, we may be required to cease or reduce our operating activities.

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

Approximately 70.0% of our outstanding voting equity is beneficially held by combination of Aron Govil the Company's former Chairman of the Board, and Saagar Govil the Company’s CEO, as a result of this common stock ownership and the Series A preferred stock ownership by Mr. Aron Govil, the Company’s management controls and will control in the future, substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following properties:

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc. an entity controlled by Aron Govil, our former Chairman of the Board, at a monthly rental of $4,000. The Company's subsidiary Griffin Filters LLC leases approximately 2,720 square feet of office and warehouse space in Liverpool, New York from a third party on a month to month lease at a monthly rent of $2,200.00. The Company’s subsidiary ROB Cemtrex GmbH owns a 70,000 square feet office and manufacturing building in Neulingen, Germany. ROB Cemtrex also leases a 10,000 square feet manufacturing facility in Sibiu, Romania from a third party on a monthly rental of Euros 8000 per month. The Company’s subsidiary Cemtrex Ltd. leases approximately 600 square feet of office on a monthly rental from an unaffiliated party in Hong Kong at a monthly rental of $4,133.00. The Company believes that its current facilities are adequate for its needs through the foreseeable future, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard. There are no written agreements.

ITEM 3. LEGAL PROCEEDINGS

None.

Cemtrex, Inc. and Subsidiaries

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock currently trades on the Over the Counter Bulletin Board electronic quotation system under the symbol "CTEI".

As of December 22, 2014, there were approximately 537 holders of record of the Company's common stock as determined from the Company's transfer agent's list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value per share. On December 22, 2014, there were 40,659,129 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

The Company's Common Stock trades on the over-the-counter bulletin board trading system. The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2012, 2013 and 2014 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Year	Period	Stock Price

	4th Quarter	$1.04	$0.73
	3rd Quarter	$1.00	$0.50
	2nd Quarter	$0.55	$0.28
2014	1st Quarter	$0.43	$0.14
	4th Quarter	$0.14	$0.08
	3rd Quarter	$0.16	$0.08
	2nd Quarter	$0.16	$0.09
2013	1st Quarter	$0.20	$0.12
	4th Quarter	$0.23	$0.22
	3rd Quarter	$0.26	$0.19
	2nd Quarter	$0.28	$0.21
2012	1st Quarter	$0.30	$0.27

As reported by the Over-the-Counter Bulletin Board, on December 22, 2014 the closing sales price of the Company's Common Stock was $0.61 per share.

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. is a diversified technology company that provides a wide array of solutions to meet today's industrial challenges. Cemtrex, through its wholly owned subsidiaries provides electronic manufacturing services of custom engineered printed circuit board assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

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

Cemtrex, Inc. and Subsidiaries

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

Results of Operations - For the fiscal years ending September 30, 2014 and 2013

Total revenue for the years ended September 30, 2014 and 2013 was $47,653,114 and $13,673,531, respectively, an increase of $33,979,583, or 249%. Net income for years ended September 30, 2014 and 2013 was $2,668,886 and $288,497, respectively, an increase of $2,380,389, or 825%. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of ROB Cemtrex GmbH and execution of profitable environmental and filtration projects.

Revenues

Environmental products and systems revenues for year ended September 30, 2014 increased by $3,969,300 or 29%, to $17,642,831 from $13,673,531 for the year ended September 30, 2013. The increase was primarily due to an increased demand for environmental control equipment in foreign markets.

Electronics manufacturing services revenues for year ended September 30, 2014 was $30,010,283 as compared to $0 for the year ended September 30, 2013. The increase was primarily due to the acquisition of ROB Cemtrex GmbH.

Gross Profit

Gross Profit for the year ended September 30, 2014 was $15,595,268 or 33% of revenues as compared to gross profit of $1,144,982 or 8% of revenues for the year ended September 30, 2013. The increase in gross profit percentage in the year ended September 30, 2014 was a direct result of high profit margin jobs shipped during this period as compared to the prior year. The higher dollar amount of gross profit was due to the ROB Cemtrex GmbH acquisition.

Operating Expenses

Operating expenses for the year ended September 30, 2014 increased $11,783,937 or 1,476% to $12,582,072 from $798,135 for the year ended September 30, 2013. Operating expenses as a percentage of revenue increased in the year ended September 30, 2014 to 26% from 6% in the year ended September 30, 2013. The increase in operating expenses were primarily due to the acquisition of ROB Cemtrex GmbH.

Other Income/(Expense)

Interest and other income/(expense) for the fiscal year of 2014 was $(283,348) as compared to $(45,850) for the fiscal year of 2013. The increase was due primarily to interest expense on loans used to acquire ROB Cemtrex GmbH.

Cemtrex, Inc. and Subsidiaries

Provision for Income Taxes

During the fiscal year of 2014 we recorded an income tax provision of $60,962 compared to $12,500 for the fiscal year of 2013. The provision for income tax is based upon the projected income tax from the Company’s various international subsidiaries that are subject to foreign income taxes.

Net Income/Loss

The Company had net income of $2,668,886 or 6% of revenues, for the year ended September 30, 2014 as compared to a net income of $288,497 or 2% of revenues, for the year ended September 30, 2013. Net income for the year increased, as compared to net income for last year, due to higher overall sales due to the acquisition of ROB Cemtrex GmbH. The net income percentage in the period as compared to the previous one was higher as a result of the acquisition of ROB Cemtrex GmbH and execution of profitable environmental and filtration projects.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

  Working capital was $7,631,897 at September 30, 2014 compared to $1,870,968 at September 30, 2013. This includes cash and cash equivalent of $146,095 at September 30, 2014 and $66,963 at September 30, 2013, respectively. The reason for the increase in working capital was due to the acquisition of Rob Cemtrex GmbH.

Trade receivables increased $3,397,076 or 530% to $4,038,340 at September 30, 2014 from $621,264 at September 30, 2013. The increased in trade receivables is attributable to larger operation as a result of acquisition of Rob Cemtrex GmbH.

Inventories increased $6,110,979 or 3,835% to $6,270,327 at September 30, 2014 from $159,348 at September 30, 2013. The increase in inventories was primarily due to acquisition of Rob Cemtrex GmbH.

Operating activities used $2,342,264 for the year ended September 30, 2014 compared to using $622,958 of cash for the year ended September 30, 2013. The increase in operating cash flows was primarily due to increase in sales and inventory due to the acquisition of ROB Cemtrex-GmbH.

Investment activities used $9,289,242 of cash during the year ended September 30, 2014 compared to using $0 during the year ended September 30, 2013. The increase was primarily due to the acquisition of Rob Cemtrex GmbH, and the purchase of the building in Neulingen, Germany (see NOTES 8 and 9).

Financing activities provided $11,710,638 for the year ended September 30, 2014 as compared to providing $356,876 in the year ended September 30, 2013. The increase is primarily related to loans received by the Company for Rob Cemtrex GmbH acquisition and the mortgage on the building and land in Neulingen, Germany (see NOTES 8 and 9).

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

Cemtrex, Inc. and Subsidiaries

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and/or disagreements with Bharat Parikh & Associates, our independent registered public accountants, on accounting and financial disclosure matters.

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

Cemtrex, Inc. and Subsidiaries

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

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2014, and concluded that it is effective.

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

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

Cemtrex, Inc. and Subsidiaries

PART III

The information required by Part III was included in our definitive Proxy Statement, which was filed with the Securities and Exchange Commission on November 13, 2014 in connection with our 2014 Annual Meeting of Stockholders held on December 15, 2014 and is incorporated herein by reference.

Cemtrex, Inc. and Subsidiaries

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm

Audited Consolidated Balance Sheets as of September 30, 2014 and September 30, 2013

Audited Consolidated Statements of Operations for the Years Ended September 30, 2014 and 2013

Audited Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended September 30, 2014, and 2013

Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2014 and 2013

Notes to Audited Consolidated Financial Statements

Cemtrex, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 29, 2014	By:	/s/ Saggar Govil
Saggar Govil,
Chairmen of the Board, CEO,
President, & Secretary (Principal Executive Officer)

December 29, 2014	By:	/s/ Renato Dela Rama
Renato Dela Rama,
Chief Financial Officer (Principal Financial Officer)

December 29, 2014	By:	/s/ Ravi Naravan
Ravi Narayan,
Vice President and Director

December 29, 2014	By:	/s/ Aron Govil
Aron Govil,
Director

Cemtrex, Inc. and Subsidiaries

Cemtrex, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cemtrex, Inc.,

We have audited the consolidated balance sheet of Cemtrex, Inc. (the “Company”) as of September 30, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the company as of September 30, 2013 were audited by other auditors whose report dated January 16, 2014, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2014 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Bharat Parikh & Associates
Bharat Parikh & Associates
Tinley Park, IL
December 24, 2014

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013
Assets
Current assets
Cash and equivalents	$146,095	$66,963
Short-term investments	559,815	-
Trade receivables, net	4,038,340	641,264
Trade receivables - related party	-	1,206,372
Inventory –net of allowance for inventory obsolescence	6,270,327	159,348
Prepaid expenses and other assets	531,262	432,131
Total current assets	11,545,839	2,506,078

Property and equipment, net	7,399,096	9,323
Goodwill	845,000	-
Due from related parties	-	354,150
Other	52,428	4,225
Total Assets	$19,842,363	$2,873,776

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,721,705	$571,485
Accrued expenses	440,436	63,625
Accrued income taxes	62,032	-
Current portion of long-term liabilities	689,769	-
Total current liabilities	3,913,942	635,110

Long-term liabilities
Loans payable to bank	6,549,139	-
Mortgage payable	3,865,982	-
Notes payable to shareholder	1,869,791	1,107,484
Total liabilities	16,198,854	1,742,594

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,599,129 shares issued and outstanding	40,599	40,599
Additional paid-in capital	165,730	165,730
Retained earnings (accumulated deficit)	3,592,739	923,853
Accumulated other comprehensive income (loss)	(156,559)	-
Total stockholders' equity (deficit)	3,643,509	1,131,182
Total liabilities and stockholders' equity (deficit)	$19,842,363	$2,873,776

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	September 30,
	2014	2013

Revenues	$47,653,114	$13,673,531

Cost of revenues	32,057,846	12,528,549

Gross profit	15,595,268	1,144,982

Operating expenses
General and administrative	12,582,072	798,135
Total operating expenses	12,582,072	798,135
Operating income (loss)	3,013,196	346,847

Other income (expense)
Other Income (expense)	153,516	-
Interest Expense	(436,864)	(45,850)
Total other income (expense)	(283,348)	(45,850)

Net income (loss) before income taxes	2,729,848	300,997

Provision for income taxes	60,962	12,500
Net income (loss)	$2,668,886	$288,497

Income (Loss) Per Share-Basic	$0.07	$0.01
Income (Loss) Per Share-Diluted	$0.07	$0.01

Weighted Average Number of Shares-Basic	40,599,129	40,599,129
Weighted Average Number of Shares-Diluted	40,599,129	40,599,129

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock Series A Par		Common Stock Par
	Value $0.001		Value $0.01
						Retained	Accumulated
					Additional	Earnings	other	Total
	Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at September 30, 2012	1,000,000	$1,000	40,599,129	$40,599	$165,730	$635,356	$-	$842,685
Net income						288,497	-	288,497
Balance at September 30, 2013	1,000,000	$1,000	40,599,129	$40,599	$165,730	$923,853	$-	$1,131,182

Foreign currency translations							$(156,559)	(156,559)
Net income						$2,668,886		$2,668,886
Balance at September 30, 2014	1,000,000	$1,000	40,599,129	$40,599	$165,730	$3,592,739	$(156,559)	$3,643,509

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities

Net income (loss)	$2,668,886	$288,497
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494,654	11,143
Changes in operating assets and liabilities:
Trade receivables	(3,397,076)	(348,109)
Due from related party	1,560,522	(851,586)
Inventory	(6,110,979)	37,496
Prepaid expenses and other assets	(99,131)	(36,278)
Others	(48,203)	-
Accounts payable	2,150,220	250,776
Accrued expenses	376,811	25,103
Income taxes payable	62,032	-
Net cash provided by (used by) operating activities	(2,342,264)	(622,958)

Cash Flows from Investing Activities
Purchase of property and equipment	(7,884,427)	-
Purchase of investments	(1,404,815)	-
Net cash used in investing activities	(9,289,242)	-

Cash Flows from Financing Activities
Proceeds from affiliated Loan	605,748	631,026
Proceeds from bank loan	11,104,890	-
Payments on affiliated Loan	-	(274,150)
Net cash provided by (used by) financing activities	11,710,638	356,876

Net increase (decrease) in cash	79,132	(266,082)
Cash beginning of period	66,963	333,045
Cash end of period	$146,095	$66,963

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$333,613	$-

Cash paid during the period for income taxes	$27,873	$999

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex Inc. ("Cemtrex" or the "Company") is a diversified international company offering a range of products, systems, and solutions in a wide variety of industries around the world to meet today’s technological challenges. Cemtrex, through its wholly owned subsidiaries provides electronic manufacturing services of custom engineered printed circuit board assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

Cemtrex, through its Electronics Manufacturing Services (EMS) group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Cemtrex, through its Environmental Products and Systems group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The Company through its Monitoring Instruments and Products (MIP) group manufactures sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

Cemtrex, Inc. was incorporated as Diversified American Holding, Inc. on April 27, 1998. On December 16, 2004, the Company changed its name to Cemtrex, Inc.

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. ROB Group also has a manufacturing facility in Sibiu, Romania. ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex, Inc. (see NOTE 9).

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

Cemtrex, Inc. and Subsidiaries

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

i.	Allowance for doubtful accounts : Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole;
ii.	Inventory Obsolescence and Markdowns : The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts;
iii.	Fair value of long-lived assets : Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review:
i.	significant under-performance or losses of assets relative to expected historical or projected future operating results;
ii.	significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy;
iii.	significant negative industry or economic trends;
iv.	increased competitive pressures;
v.	a significant decline in the Company’s stock price for a sustained period of time; and
vi.	regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.
iv.	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry- forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Cemtrex, Inc. and Subsidiaries

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

Level 1 - Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 - Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 - Pricing inputs that are generally observable inputs and not corroborated by market data.

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Short-term Investments

The Company’s short-term investments consist of certificates of deposit with original maturities of greater than three months. They are bought and held principally for the purpose of selling them in the near-term and are classified as trading securities. Trading securities are recorded at fair value on the consolidated balance sheets in current assets, with the change in fair value during the year recorded in earnings.

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

The Company has $68,101 and $40,000 allowance for doubtful accounts at September 30, 2014 and 2013, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2014 or 2013.

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

There were $148,967 in inventory obsolescence at September 30, 2014 and 2013.

Cemtrex, Inc. and Subsidiaries

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life
(Years)
Building	30
Furniture and office equipment	5
Computer software	7
Machinery and equipment	7

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term . This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option . The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments . The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10- 25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10- 25-31 a lessee shall compute the present value of the minimum lease payments using the lessee's incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a.) It is practicable for the lessee to learn the implicit rate computed by the lessor. b.) The implicit rate computed by the lessor is less than the lessee's incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

 Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2014 or 2013.

Cemtrex, Inc. and Subsidiaries

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

There were no potentially dilutive common shares outstanding for the fiscal year ended September 30, 2014 or 2013.

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2014 and September 30, 2013, comprehensive income includes losses of $156,559 and $0, respectively, which were entirely from foreign currency translation.

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

Cemtrex, Inc. and Subsidiaries

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled. The amendments in this Update do not require new recurring disclosures. ASU Topic No. 2013 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. . The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Cemtrex, Inc. and Subsidiaries

NOTE 3 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets measured at fair value as of September 30, 2014 and September 30, 2013:

	Quoted Prices	Significant	Significant	Balance
	in Active	Other	Unobservable	as of
	Markets for	Observable	Inputs	September 30,
	Identical Assets	Inputs	(Level 3)	2014
	(Level 1)	(Level 2)
Assets
Investment in certificates of deposit (included in short-term investments)	$559,815	$-	$-	$559,815
	$559,815	$-	$-	$559,815

	Quoted Prices	Significant	Significant	Balance
	in Active	Other	Observable	as of
	Markets for	Observable	Inputs	September 30,
	Identical Assets	Inputs	(Level 3)	2013
	(Level 1)	(Level 2)
Assets
Investment in certificates of deposit (included in short-term investments)	$-	$-	$-	$-
	$-	$-	$-	$-

NOTE 4 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	September 30,	September 30,
	2014	2013
Trade receivables	$4,106,441	$681,264
Allownce for doubful accounts	(68,101)	(40,000)
	$4,038,340	$641,264

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

Cemtrex, Inc. and Subsidiaries

NOTE 5 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2014	2013
Raw materials	$3,449,501	$307,815
Work in progress	1,254,013	500
Finished goods	1,715,780	-
	6,419,294	308,315

Less: Allowance for inventory obsolencence	(148,967)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$6,270,327	$159,348

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2014	2013
Land	1,065,500	$-
Building	4,387,880	-
Furniture and office equipment	316,715	83,687
Computer software	46,619	4,631
Machinery and equipment	2,234,423	78,392
	8,051,137	166,710

Less: Acumulated depreciation	(652,041)	(157,387)
Property and equipment, net	7,399,096	$9,323

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2013.

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2014 and 2013 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $531, 262 and $432,131, respectively.

NOTE 8 – LONG-TERM LIABILITIES

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

On October 31, 2013, the company acquired a loan from Sparkasse Bank of Germany in the amount of €1,000,000 ($1,335,500, based upon exchange rate on October 31, 2013) in order to further fund the operations of ROB Cemtrex GmbH. This loan carries interest of 4.00% per annum and is payable on October 30, 2015. In February of 2014 and in May of 2014 the Company increased this credit line by €500,000 at each instance to a total of €2,000,000.

Cemtrex, Inc. and Subsidiaries

On March 1, 2014 the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for €4,000,000 ($5,500,400 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years.

On May 28, 2014 the Company financed an upgrade of the information technology infrastructure for ROB Cemtrex GmbH. The purchase was fully financed through Sparkasse Bank of Germany for €200,000 ($272,840 based upon the exchange rate on May 28, 2014). This loan carries interest of 4.50% and is payable over 4 years.

Loan payable to Shareholder

Please see Note 10 – Related Party Transactions for details on loans payable to Ducon Technologies, Inc..

NOTE 9 – BUSINESS COMBINATION

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

The operating results of ROB Cemtrex GmbH from October 31, 2013 to September 30, 2014 are included in the accompanying Consolidated Statement of Operations. The Consolidated Balance Sheet as of September 30, 2014 reflects the acquisition of ROB Cemtrex GmbH, effective October 31, 2013. The acquisition date fair value of the total consideration transferred was $5.936 million, which consisted of the following:

Loan from bank	3,133,286
Loan from related party	2,803,012
Total Purchase Price	$5,936,298

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$4,941,350
Property and Equipment	981,593
Other long-term assets	13,355
Net assets acquired	$5,936,298

Cemtrex, Inc. and Subsidiaries

The following unaudited supplemental proforma information presents the financial results of ROB group of companies as if the acquisition of ROB Cemtrex GmbH occurred on October 1, 2012:

	For the Year Ended
	September 30,
	2014	2013
Revenue	$47,653,114	$47,050,448

Net income (loss)	2,668,886	$(372,337)

Basic and diluted earnings (loss) per share	$0.07	$(0.01)

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company had sales to Ducon Technologies, Inc., a company owned by Aron Govil, the former Chairman and currently the Executive Director of the Company, totaling $0 and $10,799,872 for the years ended September 30, 2014 and 2013, respectively. The accounts receivable from Ducon Technologies, Inc. totaled $0 at September 30, 2014 and $1,206,372 at September 30, 2013.

The Company has prepaid Ducon Technologies, Inc. a related party in the amount of $0 and $432,131 for supplies at September 30, 2014 and September 30, 2013.

The Company has Notes payable to Ducon Technologies Inc., totaling $1,869,791 and $1,107,484 at September 30, 2014 and September 30, 2013, respectively. These notes are unsecured and carry 5% interest per annum.

On September 8th, 2009, the Company issued 1,000,000 Series A Preferred Shares and 2,500,000 common shares to Aron Govil, the former Chairman of the Company, in conjunction with the termination of a convertible note in the amount of $1,300,000 that was convertible into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share.

NOTE 11 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of September 30, 2014 and September 30, 2013, there were 1,000,000 shares issued and outstanding, respectively.

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

During the year ending September 30, 2014 and 2013, the Company did not issue any Series A Preferred Stock.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of September 30, 2014 and September 30, 2013, there were 40,599,129 shares issued and outstanding, respectively.

During the year ending September 30, 2014 and 2013, the Company did not issue any Common Stock.

During the year ending September 30, 2014 the company issued stock options for 600,000 shares to three key executives of ROB Cemtrex GmbH. These options have a call price of $0.30 per share, vest over four years, and expire after six years.

Cemtrex, Inc. and Subsidiaries

NOTE 12 – COMMITMENTS AND CONTIGENCIES

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

NOTE 13 – INCOME TAX PROVISION

The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes”, formerly referenced as SFAS No.109, “Accounting for Income Taxes”. Under the provisions of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The provision for income taxes is as follows:

	September 30, 2014	September 30, 2013
Current taxes payable
Federal	$14,048.00	$6,300.00
State	13,825.00	6,200.00
Foreign	34,159.00	-
Deferred tax asset:	-	-
Deferred tax valuation allowance	-	-
Total	$62,032.00	$12,500.00

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2014	September 30, 2013
U.S. statutory rate	34.00%	34.00%
State income taxes (net of federal benefit)	9.00	7.00
Permanent differences	(37.40)	(21.80)
Benefit of net operating loss carry-forward	0.00	(15.60)
Effective rate	5.60%	3.60%

At September 30, 2014 and 2013, the Company has no net operating loss carryovers.

Cemtrex, Inc. and Subsidiaries

NOTE 14 – SUBSEQUENT EVENTS

The Company issued convertible note to KBM Worldwide Inc., an unrelated third party, in the amount of $204,000 on October 31, 2014. The nine (9) month maturity note carries an interest rate of 8% per annum, and can be converted into Company’s common stock at 65% discount to the market price only after six months from the date of issuance at the holder’s option.

In November 2014, 50,000 shares of common stock were issued to one executive of ROB Cemtrex, GmbH in connection with options granted to three executives to purchase 600,000 shares at $0.30 per share vesting twenty-five percent (25%) per year on the anniversary of the date of grant.

