Form 10-K/A
period 2014-09-30
CEMTREX INC
filed 2015-01-30
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Cemtrex, Inc. and Subsidiaries

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Explanatory Note: The sole purpose of this amendment to Cemtrex, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on December 29, 2014 (the “Form 10-K”), is to include the Audit Report for the fiscal year ended September 30, 2013 and to include disclosures required by that auditor in order for them to release The Audit Report for the fiscal year ended September 30, 2014.

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

(a)          Financial Statements

Report of Independent Registered Public Accounting Firms

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

January 30, 2015	By:	/s/ Saggar Govil
Saggar Govil,
Chairmen of the Board, CEO,
President, & Secretary (Principal Executive Officer)

January 30, 2015	By:	/s/ Renato Dela Rama
Renato Dela Rama,
Chief Financial Officer (Principal Financial Officer)

January 30, 2015	By:	/s/ Ravi Naravan
Ravi Narayan,
Vice President and Director

January 30, 2015	By:	/s/ Aron Govil
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

/s/Bharat Parikh & Associates	>
Bharat Parikh & Associates
Tinley Park, IL
December 24, 2014

Cemtrex, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cemtrex, Inc.

We have audited the consolidated balance sheet of Cemtrex, Inc. (the “Company”) as of September 30, 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2013 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
January 16, 2014

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013
Assets
Current assets
Cash and equivalents	$146,095	$66,963
Short-term investments	559,815	-
Trade receivables, net	4,038,340	641,264
Trade receivables - related party	-	1,206,372
Inventory –net of allowance for inventory obsolescence	6,270,327	159,348
Prepaid expenses and other assets	531,262	432,131
Total current assets	11,545,839	2,506,078

Property and equipment, net	7,399,096	9,323
Goodwill	845,000	-
Notes receivable - related party	-	354,150
Other	52,428	4,225
Total Assets	$19,842,363	$2,873,776

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,721,705	$571,485
Accrued expenses	440,436	63,625
Accrued income taxes	62,032	-
Current portion of long-term liabilities	689,769	-
Total current liabilities	3,913,942	635,110

Long-term liabilities
Loans payable to bank	6,549,139	-
Mortgage payable	3,865,982	-
Notes payable to shareholder	1,869,791	1,107,484
Total liabilities	16,198,854	1,742,594

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,599,129 shares issued and outstanding	40,599	40,599
Additional paid-in capital	165,730	165,730
Retained earnings (accumulated deficit)	3,592,739	923,853
Accumulated other comprehensive income (loss)	(156,559)	-
Total stockholders' equity (deficit)	3,643,509	1,131,182
Total liabilities and stockholders' equity (deficit)	$19,842,363	$2,873,776

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	September 30,
	2014	2013

Revenues	$47,653,114	$2,873,659
Revenues - related party	-	10,799,872
Total revenues	47,653,114	13,673,531

Cost of revenues	32,057,846	2,627,241
Cost of revenues - related party	-	9,901,308
Total cost of revenues	32,057,846	12,528,549

Gross profit	15,595,268	1,144,982

Operating expenses
General and administrative	12,582,072	798,135
Total operating expenses	12,582,072	798,135
Operating income (loss)	3,013,196	346,847

Other income (expense)
Other Income (expense)	153,516	-
Interest Expense	(436,864)	(45,850)
Total other income (expense)	(283,348)	(45,850)

Net income (loss) before income taxes	2,729,848	300,997

Provision for income taxes	60,962	12,500
Net income (loss)	$2,668,886	$288,497

Income (Loss) Per Share-Basic	$0.07	$0.01
Income (Loss) Per Share-Diluted	$0.07	$0.01

Weighted Average Number of Shares-Basic	40,599,129	40,599,129
Weighted Average Number of Shares-Diluted	40,599,129	40,599,129

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock Series A Par		Common Stock Par			Retained	Accumulated
	Value $0.001		Value $0.01		Additional	Earnings	other	Total
	Number of		Number of		Paid-in	(Accumulated	Comperhensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at September 30, 2012	1,000,000	$1,000	40,599,129	$40,599	$165,730	$635,356	$-	$842,685
Net income						288,497	-	288,497
Balance at September 30, 2013	1,000,000	$1,000	40,599,129	$40,599	$165,730	$923,853	$-	$1,131,182

Foreign currency translations							$(156,559)	$(156,559)

Net income						$2,668,886		$2,668,886
Balance at September 30, 2014	1,000,000	$1,000	40,599,129	$40,599	$165,730	$3,592,739	$(156,559)	$3,643,509

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$2,668,886	$288,497
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494,654	11,143
Changes in operating assets and liabilities:
Trade receivables	(3,397,076)	(348,109)
Due from related party	1,560,522	(851,586)
Inventory	(6,110,979)	37,496
Prepaid expenses and other assets	(99,131)	(36,278)
Others	(48,203)	-
Accounts payable	2,150,220	250,776
Accrued expenses	376,811	25,103
Income taxes payable	62,032	-
Net cash provided by (used by) operating activities	(2,342,264)	(622,958)

Cash Flows from Investing Activities
Purchase of property and equipment	(7,884,427)	-
Purchase of investments	(1,404,815)	-
Net cash used in investing activities	(9,289,242)	-

Cash Flows from Financing Activities
Proceeds from affiliated Loan	605,748	631,026
Proceeds from bank loan	11,104,890	-
Notes receivable - related party	-	(274,150)
Net cash provided by (used by) financing activities	11,710,638	356,876

Net increase (decrease) in cash	79,132	(266,082)
Cash beginning of period	66,963	333,045
Cash end of period	$146,095	$66,963

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$333,613	$-

Cash paid during the period for income taxes	$27,873	$999

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

Cemtrex, Inc. and Subsidiaries

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

The following tables present information about the Company’s assets measured at fair value as of September 30, 2014 and September 30, 2013:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Investment in certificates of deposit (included in short-term investments)	$559,815	$-	$-	$559,815

	$559,815	$-	$-	$559,815

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets
Investment in certificates of deposit (included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

NOTE 4 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	September 30,	September 30,
	2014	2013
Trade receivables	$4,106,441	$681,264
Allownce for doubful accounts	(68,101)	(40,000)
	$4,038,340	$641,264

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

NOTE 8 – LONG-TERM LIABILITIES

Loan payable to bank

On October 31, 2013, the company acquired a loan from Sparkasse Bank of Germany in the amount of €3,000,000 ($4,006,500, based upon exchange rate on October 31, 2013) in order to fund the purchase of ROB Cemtrex GmbH. $2,799,411 of the proceeds went to direct purchase of ROB Cemtrex GmbH and $1,207,089 funded beginning operations. This loan carries interest of 4.95% per annum and is payable on October 30, 2021.

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

Notes payable to Shareholder

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

Cemtrex, Inc. and Subsidiaries

The following unaudited supplemental proforma information presents the financial results of ROB group of companies as if the acquisition of ROB Cemtrex GmbH occurred on October 1, 2012:

	For the Year Ended
	September 30,
	2014	2013
Revenue	$47,653,114	$36,250,576

Net income (loss)	2,668,886	$(372,337)

Basic and diluted earnings (loss) per share	$0.07	$(0.01)

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

Cemtrex, Inc. and Subsidiaries

NOTE 14 – SUBSEQUENT EVENTS

The Company issued convertible note to KBM Worldwide Inc., an unrelated third party, in the amount of $204,000 on October 31, 2014. The nine (9) month maturity note carries an interest rate of 8% per annum, and can be converted into Company’s common stock at a price equaling 65% of the market price only after six months from the date of issuance at the holder’s option.

In November 2014, 50,000 shares of common stock were issued to one executive of ROB Cemtrex, GmbH in connection with options granted to three executives to purchase 600,000 shares at $0.30 per share vesting twenty-five percent (25%) per year on the anniversary of the date of grant.

