Form 10-Q
period 2014-12-31
CEMTREX INC
filed 2015-02-13
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 9, 2015 the issuer had 40,674,129 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.   Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2014	2014
Assets
Current assets
Cash and equivalents	$1,118,590	$146,095
Short-term investments	312,382	559,815
Trade receivables, net	3,038,576	4,038,340
Inventory –net of allowance for inventory obsolescence	6,378,381	6,270,327
Prepaid expenses and other assets	888,629	531,262
Total current assets	11,736,558	11,545,839

Property and equipment, net	7,407,959	7,399,096
Goodwill	845,000	845,000
Other	38,259	52,428
Total Assets	$20,027,776	$19,842,363

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$2,982,949	$2,721,705
Accrued expenses	573,788	440,436
Accrued income taxes	60,514	62,032
Convertible notes payable	358,000	-
Current portion of long-term liabilities	686,963	689,769
Total current liabilities	4,662,214	3,913,942

Long-term liabilities
Loans payable to bank	5,115,568	5,508,199
Mortgage payable	4,602,555	4,906,922
Notes payable - related party	1,678,001	1,869,791
Total liabilities	16,058,338	16,198,854

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,649,129 shares issued and outstanding at December 31, 2014 and 40,599,129 shares issued and outstanding at September 30, 2014	40,649	40,599
Additional paid-in capital	180,680	165,730
Retained earnings (accumulated deficit)	3,989,611	3,592,739
Accumulated other comprehensive income (loss)	(242,502)	(156,559)
Total stockholders' equity (deficit)	3,969,438	3,643,509
Total liabilities and stockholders' equity (deficit)	$20,027,776	$19,842,363

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended
	December 31,
	2014	2013

Revenues	$13,842,789	$8,964,380

Cost of revenues	9,819,732	6,139,642

Gross profit	4,023,057	2,824,738

Operating expenses
General and administrative	3,621,822	2,367,061
Total operating expenses	3,621,822	2,367,061
Operating income (loss)	401,235	457,677

Other income (expense)
Other Income (expense)	57,549	18,509
Interest Expense	(140,612)	(54,358)
Total other income (expense)	(83,063)	(35,849)

Net income (loss) before income taxes	318,172	421,828
Provision for income taxes	(78,700)	5,276
Net income (loss)	396,872	416,552

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(85,943)	-
Comprehensive income/(loss)	$310,929	$416,552

Income (Loss) Per Share-Basic	$0.01	$0.01
Income (Loss) Per Share-Diluted	$0.01	$0.01

Weighted Average Number of Shares-Basic	40,630,997	40,599,129
Weighted Average Number of Shares-Diluted	40,704,044	40,599,129

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$396,872	$416,552
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,174	(664,225)
Share-based compensation	15,000	-
Changes in operating assets and liabilities:
Trade receivables	999,764	(2,117,383)
Inventory	(108,054)	(5,134,954)
Prepaid expenses and other assets	(357,367)	(1,243,281)
Others	14,169	-
Accounts payable	261,244	1,214,702
Accrued expenses	133,352	199,197
Income taxes payable	(1,518)	3,445
Net cash provided by (used by) operating activities	1,494,636	(7,325,947)

Cash Flows from Investing Activities
Purchase of property and equipment	(150,037)	-
Redemtion of short-term investments	247,433	-
Purchase of investments	-	(4,229,233)
Net cash used in investing activities	97,396	(4,229,233)

Cash Flows from Financing Activities
Proceeds from affiliated Loan	-	7,052,837
Payments on affiliated loan	(191,790)	-
Proceeds from bank loans	-	5,068,614
Payments on bank loans	(785,747)	-
Proceeds from convertible notes	358,000	-
Net cash provided by (used by) financing activities	(619,537)	12,121,451

Net increase (decrease) in cash	972,495	566,271
Cash beginning of period	146,095	66,963
Cash end of period	$1,118,590	$633,234

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$96,737	$-

Cash paid during the period for income taxes	$1,518	$-

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

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. ROB Group also has a manufacturing facility in Sibiu, Romania. ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex, Inc. (see NOTE 10).

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2014 (“2014 Annual Report”) of Cemtrex Inc. (“Cemtrex” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2014 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to September 30, 2014.

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

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, Cemtrex Ltd., and ROB Cemtrex GmbH. All significant intercompany balances and transactions have been eliminated.

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2014, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

The following tables present information about the Company’s assets measured at fair value as of December 31, 2014 and December 31, 2013:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Investment in certificates of deposit (included in short-term investments)	$312,382	$-	$-	$312,382

	$312,382	$-	$-	$312,382

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
Assets
Investment in certificates of deposit (included in short-term investments)	$780,005	$-	$-	$780,005

	$780,005	$-	$-	$780,005

NOTE 4 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	December 31,	September 30,
	2014	2014
Trade receivables	$3,105,503	$4,106,441
Allownce for doubful accounts	(66,927)	(68,101)
	$3,038,576	$4,038,340

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 5 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	December 31,	September 30,
	2014	2014
Raw materials	$3,276,941	$3,449,501
Work in progress	1,354,602	1,254,013
Finished goods	1,895,805	1,715,780
	6,527,348	6,419,294

Less: Allowance for inventory obsolencence	(148,967)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$6,378,381	$6,270,327

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	September 30,
	2014	2014
Land	1,291,367	$1,065,500
Building	4,267,427	4,387,880
Furniture and office equipment	458,889	316,715
Computer software	86,491	46,619
Machinery and equipment	2,289,872	2,234,423
	8,394,046	8,051,137

Less: Acumulated depreciation	(986,087)	(652,041)
Property and equipment, net	7,407,959	$7,399,096

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2014 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $805,929, the current year income tax benefit of $78,700 and travel advances of $4,000. On December 31, 2013 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,101,156.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes to KBM Worldwide Inc., an unrelated third party, in the amounts of $204,000 and $154,000 on October 31, 2014 and December 19, 2014 respectively. Each convertible note matures in nine (9) months with an interest rate of 8% per annum, and can be converted into Company’s common stock at a conversion price equaling 65% of the market price only after six months from the date of issuance at the holder’s option.

NOTE 9 – LONG-TERM LIABILITIES

Loans payable to bank

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

Mortgage payable

On March 1, 2014 the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for €4,000,000 ($5,500,400 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years.

Notes payable - related party

Please see Note 11 – Related Party Transactions for details on notes payable to Ducon Technologies, Inc..

NOTE 10 – BUSINESS COMBINATION

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had sales to Ducon Technologies, Inc., a related party, totaling $0 and $319,053 for the three months ended December 31, 2014 and 2013, respectively. The accounts receivable from Ducon Technologies, Inc. totaled $0 at December 31, 2014 and $1,175,425 at December 31, 2013.

The Company has prepaid expenses Ducon Technologies, Inc. a related party in the amount of $0 and $1,101,516 for supplies at December 31, 2014 and December 31, 2013.

The Company has Notes payable to Ducon Technologies Inc., totaling $1,678,001 and $1,226,505 at December 31, 2014 and December 31, 2013, respectively. These notes are unsecured and carry 5% interest per annum.

On September 8th, 2009, the Company issued 1,000,000 Series A Preferred Shares and 2,500,000 common shares to Aron Govil, the former Chairman of the Company, in conjunction with the termination of a convertible note in the amount of $1,300,000 that was convertible into 30,000,000 non-assessable shares of common stock of the Company at $0.001 (par value) per share.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

During the three month period ending December 310, 2014 and 2013, the Company did not issue any Series A Preferred Stock.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of December 31, 2013 there were 40,649,129 shares issued and outstanding and at September 30, 2013, there were 40,599,129 shares issued and outstanding.

During the three month period ended December 31, 2014 the Company issued 50,000 shares of common stock related to the stock options discussed below. During the three month period ended December 31, 2013, the Company did not issue any common stock.

During the fiscal year ended September 30, 2014 the company granted stock options for 600,000 shares to employees of the Company. These options have a call price of $0.30 per share, vest over four years, and expire after six years. As of December 31, 2014, 50,000 shares have been exercised and none have expired or have been cancelled.

NOTE 13 – COMMITMENTS AND CONTIGENCIES

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

The Company’s subsidiary Cemtrex Ltd. leases approximately 600 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00.

NOTE 14 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 15 - SUBSEQUENT EVENTS

The Company issued a convertible note to Tangiers Investment Group Inc., an unrelated third party, in the amount of $150,000 on February 6, 2015. The twelve (12) month maturity note carries an interest rate of 8% per annum, and can be converted into Company’s common stock at a conversion price equaling 65% of the market price only after six months from the date of issuance at the holder’s option.

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

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. ROB Group also has a manufacturing facility in Sibiu, Romania. ROB Cemtrex GmbH now operates as a subsidiary of Cemtrex, Inc. (see NOTE 10).

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2014.

Results of Operations - For the three Months ending December 31, 2014 and 2013

Total revenue for the three months ended December 31, 2014 and 2013 was $13,842,789 and $8,964,380, respectively, an increase of $4,878,409, or 54%. Net income for the three months ended December 31, 2014 and 2013 was $396,872 and $416,552, respectively, a decrease of $19,680, or 5%. Net income in the first quarter decreased, as compared to net income in the same period last year, due to lower sales of Electronics manufacturing services group resulting from the timing of shipments of in-house orders.

Revenues

Environmental products and systems revenues for three months ended December 31, 2014 increased by $4,984,464 or 212%, to $7,339,639 from $2,355,175 for the three months ended December 31, 2013. The increase was primarily due to an increased demand for environmental products and services.

Electronics manufacturing services revenues for three months ended December 31, 2014 decreased by 106,055 or 2% to $6,503,150 from $6,609,205 for the three months ended December 31, 2013. The primary reason for decreased sales was due to the decline in exchange rate of Euro vs US Dollar. Additionally, the sales were lower due to the timing of shipments of in-house orders during this quarter as compared to the similar quarter a year ago.

Gross Profit

Gross Profit for the three months ended December 31, 2014 was $4,023,057 or 29% of revenues as compared to gross profit of $2,824,738 or 32% of revenues for the three months ended December 31, 2013. The increase in gross profit percentage in the three months ended December 31, 2014 was a direct result of high profit margin jobs shipped during this period as compared to the same quarter in the prior year.

Operating Expenses

 Operating expenses for the three months ended December 31, 2014 increased $1,273,761 or 54% to $3,640,822 from $2,367,061 for the three months ended December 31, 2013. Operating expenses as a percentage of revenue remained the same at 26% for the three month periods ended December 31, 2014 and December 31, 2013. The increase in operating expenses were primarily due to the acquisition of ROB Cemtrex GmbH.

Other Income/(Expense)

Interest and other income/(expense) for the first quarter of fiscal 2015 was $(83,063) as compared to $(35,849) for the first quarter of fiscal 2014. The increase was due primarily to interest expense recognition on loans used to acquire ROB Cemtrex GmbH and the mortgage on the building in Neulingen, Germany.

Provision for Income Taxes

During the first quarter of fiscal 2015 we recorded an income tax benefit of $78,700 compared to an income tax provision accrual of $5,276 for the first quarter of fiscal 2014. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to income taxes.

Net Income/Loss

The Company had net income of $396,872 or 3% of revenues, for the three month period ended December 31, 2014 as compared to a net income of $416,552 or 5% of revenues, for the three months ended December 31, 2013. Net income in the first quarter decreased, as compared to net income in the same period last year, due to lower sales of Electronics manufacturing services group resulting from the timing of shipments of in-house orders.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

  Working capital was $7,074,334 at December 31, 2014 compared to $$7,631,897 at September 30, 2014. This includes cash and cash equivalents of $1,118,590 at December 31, 2014 and $146,095 at September 30, 2014, respectively. The decrease in working capital was primarily due to decreases in short-term investments, trade receivables, accrued income taxes, and current portion of long-term liabilities offset by increases in cash and equivalents, inventory, prepaid expenses and other current assets, accounts payable, and accrued expenses.

Trade receivables decreased $999,764 or 25% to $3,038,576 at December 31, 2014 from $4,038,340 at September 30, 2014. The decrease in trade receivables is attributable to the timing of shipments of in-house orders and collection of trade receivables.

Inventories increased $108,054 or 2% to $6,378,381 at December 31, 2014 from $6,270,327 at September 30, 2014. The increase in inventories was due to timing of shipments of in-house orders.

Operating activities provided $1,494,636 for the three months ended December 31, 2014 compared to using $7,325,947 of cash for the three months ended December 31, 2013. The increase in operating cash flows was primarily due to the collection of trade receivables during the quarter.

Investment activities provided $97,396 of cash compared to using $4,229,233 during the three month period ended December 31, 2014. Investing activities were primarily driven by the redemption of short-term investments offset by the purchase of property and equipment.

Financing activities used $619,537 for the three month period ended December 31, 2014 as compared to providing $12,121,451 in the three month period ended December 31, 2013. Financing activities were primarily driven by payments on bank loans offset by proceeds from convertible notes payable.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2015 fiscal year (ending September 30, 2015). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Vice President of Finance (“VPF”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Cemtrex, Inc.

Dated: February 11, 2015	By:	/s/Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: February 11, 2015	/s/Renato Dela Rama .
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

