Form 10-Q/A
period 2014-06-30
CEMTREX INC
filed 2015-02-27
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Explanatory Note: The sole purpose of this amendment to Cemtrex, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 6, 2014 (the “Form 10-Q”), is to correct typographical errors on Exhibit 32.2. No other changes have been made to the Form 10-Q.

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

Cemtrex, Inc.

Dated: February 26, 2015	By:	/s/Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: February 26, 2015		/s/Renato Dela Rama
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

