Form 10-Q
period 2015-03-31
CEMTREX INC
filed 2015-05-11
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2015 the issuer had 6,779,209 shares of common stock issued and outstanding after a six to one reverse stock split effective April 15, 2015.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.   Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2015	2014
Assets
Current assets
Cash and equivalents	$503,788	$146,095
Short-term investments	-	559,815
Trade receivables, net	3,915,061	4,038,340
Inventory –net of allowance for inventory obsolescence	6,229,439	6,270,327
Prepaid expenses and other assets	1,663,610	531,262
Total current assets	12,311,898	11,545,839

Property and equipment, net	7,178,152	7,399,096
Goodwill	845,000	845,000
Other	34,605	52,428
Total Assets	$20,369,655	$19,842,363

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,528,911	$2,721,705
Accrued expenses	606,611	440,436
Accrued income taxes	57,000	62,032
Convertible notes payable	858,000	-
Current portion of long-term liabilities	570,786	689,769
Total current liabilities	5,621,308	3,913,942

Long-term liabilities
Loans payable to bank	4,547,708	5,508,199
Mortgage payable	4,073,429	4,906,922
Notes payable - related party	1,210,585	1,869,791
Total liabilities	15,453,030	16,198,854

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized,
1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,746,705 shares issued and outstanding at March 31, 2015 and 40,599,129
shares issued and outstanding at September 30, 2014	40,747	40,599
Additional paid-in capital	228,855	165,730
Retained earnings (accumulated deficit)	5,071,184	3,592,739
Accumulated other comprehensive income (loss)	(425,161)	(156,559)
Total stockholders' equity (deficit)	4,916,625	3,643,509
Total liabilities and stockholders' equity (deficit)	$20,369,655	$19,842,363

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues	$14,330,940	$11,548,572	$28,173,729	$20,512,952

Cost of revenues	10,086,432	7,503,446	19,906,164	13,643,088

Gross profit	4,244,508	4,045,126	8,267,565	6,869,864

Operating expenses
General and administrative	3,446,935	3,212,987	7,068,757	5,580,048
Total operating expenses	3,446,935	3,212,987	7,068,757	5,580,048
Operating income (loss)	797,573	832,139	1,198,808	1,289,816

Other income (expense)
Other Income (expense)	452,060	38,314	509,609	56,823
Interest Expense	(189,460)	(88,838)	(330,072)	(143,196)
Total other income (expense)	262,600	(50,524)	179,537	(86,373)

Net income (loss) before income taxes	1,060,173	781,615	1,378,345	1,203,443
Provision for income taxes	(21,400)	12,000	(100,100)	17,276
Net income (loss)	1,081,573	769,615	1,478,445	1,186,167

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(182,659)	212,026	(268,602)	126,083
Comprehensive income/(loss)	$898,914	$981,641	$1,209,843	$1,312,250

Income (Loss) Per Share-Basic	$0.03	$0.02	$0.04	$0.03
Income (Loss) Per Share-Diluted	$0.03	$0.02	$0.04	$0.03

Weighted Average Number of Shares-Basic	40,733,549	40,599,129	40,681,523	40,599,129
Weighted Average Number of Shares-Diluted	40,734,036	40,599,129	40,792,795	40,599,129

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
	2015	2014
Cash Flows from Operating Activities

Net income (loss)	$1,478,445	$1,186,167
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370,981	132,955
Share-based compensation	63,273	-
Changes in operating assets and liabilities:
Trade receivables	123,279	(2,504,745)
Due from related party		(78,982)
Inventory	40,888	(1,884,895)
Prepaid expenses and other assets	(1,132,348)	(806,264)
Others	17,823	(15,030)
Accounts payable	807,206	2,342,083
Accrued expenses	166,175	307,465
Income taxes payable	(5,032)	20,721
Net cash provided by (used by) operating activities	1,930,690	(1,300,525)

Cash Flows from Investing Activities
Purchase of property and equipment	(150,037)	(5,946,756)
Purchase of short-term investment		(860,531)
Redemtion of short-term investments	559,815	-
Investment in subsidiary	-	(6,270,173)
Net cash provided by (used by) investing activities	409,778	(13,077,460)

Cash Flows from Financing Activities
Proceeds from affiliated Loan	-	3,355,163
Payments on affiliated loan	(659,206)	-
Proceeds from bank loans	-	11,463,561
Payments on bank loans	(2,181,569)	-
Proceeds from convertible notes	858,000	-
Net cash provided by (used by) financing activities	(1,982,775)	14,818,724

Net increase (decrease) in cash	357,693	440,739
Cash beginning of period	146,095	66,963
Cash end of period	$503,788	$507,702

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$96,737	$-

Cash paid during the period for income taxes	$5,032	$-

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

Cemtrex, through its Electronics Manufacturing Services (EMS) group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Cemtrex, through its Environmental Products and Systems group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group manufactures sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

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

The following tables present information about the Company’s assets measured at fair value as of March 31, 2015 and March 31, 2014:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of,
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Investment in certificates of deposit
(included in short-term investments)	$860,531	$-	$-	$860,531

	$860,531	$-	$-	$860,531

NOTE 4 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	March 31,	September 30,
	2015	2014
Trade receivables	$3,979,097	$4,106,441
Allownce for doubful accounts	(64,036)	(68,101)
	$3,915,061	$4,038,340

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 5 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	March 31,	September 30,
	2015	2014
Raw materials	$3,280,366	$3,449,501
Work in progress	1,180,395	1,254,013
Finished goods	1,917,645	1,715,780
	6,378,406	6,419,294

Less: Allowance for inventory obsolencence	(148,967)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$6,229,439	$6,270,327

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2015	2014
Land	1,156,340	$1,065,500
Building	3,810,104	4,387,880
Furniture and office equipment	525,351	316,715
Computer software	204,297	46,619
Machinery and equipment	2,541,803	2,234,423
	8,237,895	8,051,137

Less: Acumulated depreciation	(1,059,743)	(652,041)
Property and equipment, net	7,178,152	$7,399,096

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2015 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,093,270, the current year income tax benefit of $100,100 and other current assets of $470,240. On March 31, 2014 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,143,137 and other current assets of $95,258.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On the dates listed below the Company issued unsecured convertible notes to various unrelated third parties, in the aggregate amount of $658,000.

•	November 3, 2014 for $204,000
•	December 30, 2014 for $154,000
•	February 6, 2015 for $150,000
•	March 24, 2015 for $150,000

Each convertible note matures in nine (9) months with an interest rate of 8% per annum, and can be converted into Company’s common stock at a conversion price equaling 65% of the market price only after six months from the date of issuance at the holder’s option.

Additionally, the Company issued an unsecured convertible note to an unrelated third party, in the amount of $200,000 on March 26, 2015. The twelve (12) month maturity note carries an interest rate of 10% per annum, and can be converted into Company’s common stock at a conversion price equaling 70% of the market price only after six months from the date of issuance at the holder’s option.

The use of the proceeds from the notes issued is for growth capital and planned acquisitions.  As per the terms of these convertible notes the Company has reserved 1,500,000 shares (post reverse split basis) representing approximately six times the actual shares  that would be issued upon conversion of all the notes.

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

Notes payable – related party

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has Notes payable to Ducon Technologies Inc., totaling $1,210,585 and $1,186,608 at March 31, 2015 and September 30, 2014, respectively. These notes are unsecured and carry 5% interest per annum.

NOTE 12 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of March 31, 2015 and September 30, 2014, there were 1,000,000 shares issued and outstanding, respectively.

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

During the three month period ending March 31, 2015 and 2014, the Company did not issue any Series A Preferred Stock.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock, $0.001 par value. As of March 31, 2015 there were 40,746,706 shares issued and outstanding and at September 30, 2014, there were 40,599,129 shares issued and outstanding. Please see Note 15 – Subsequent Events regarding the reverse stock split.

During the three and six month periods ended March 31, 2015 the Company issued 97,576 and 147,576 shares of common stock, respectively, related to the stock options discussed below. During the three and six month periods ended March 31, 2014, the Company did not issue any common stock.

During the fiscal year ended September 30, 2014 the company granted stock options for 600,000 shares to employees of the Company. These options have a call price of $0.30 per share, vest over four years, and expire after six years. As of March 31, 2015, 147,576 shares have been exercised and none have expired or have been cancelled.

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

The Company’s subsidiary ROB Cemtrex GmbH owns and has a 17 year 3.00% interest mortgage on their 70,000 sq. ft. building in Neulingen, Germany. Monthly mortgage payments are €25,000 through March 2031.

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

NOTE 15 - SUBSEQUENT EVENTS

Reverse stock split

On April 3, 2015 Cemtrex, Inc. (the “Company”) adopted a Shareholder Resolution to permit the Company’s Board of Directors, in its sole discretion, to file a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendment”), to effect a 1-for-6 reverse split of the outstanding shares of the Company’s common stock (the “Reverse Stock Split”) in preparation for up listing its common stock on NASDAQ, capital markets exchange.

On April 3, 2015, the Company filed the Charter Amendment with the Delaware Secretary of State to effect the Reverse Stock Split. As a result, every six outstanding shares of the Company’s common stock combined automatically into one share of common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remains unchanged after the Reverse Stock Split, except for minor changes and adjustments resulting from the treatment of fractional shares.

On April 14, 2015, the Company announced that it had effected the Reverse Stock Split and that trading in its common stock on a split-adjusted basis would begin on the morning of April 15, 2015 in preparation for up listing its common stock on NASDAQ, capital markets exchange.

Departure and appointment of directors

On April 2, 2015 Ravi Narayan and on April 22, 2015 Renato DelaRama resigned their roles as Board Members. They will continue to serve the company in their operational positions as Vice President of Business Development and Vice President of Finance, respectively.

On April 22, 2015 the Board of Directors (the “Board”) of Cemtrex, Inc. (the “Company”) appointed Raju Panjwani and Sunny Patel to the Board effective immediately. Both new Directors have been appointed to the Company’s Audit Committee.

The Board has determined that both Raju Panjwani and Sunny Patel satisfy the definition of “independent directors” and the requirements for service on the Board's Audit Committee under the Nasdaq listing standards.

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

Cemtrex, through its Electronics Manufacturing Services (EMS) group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Cemtrex, through its Environmental Products and Systems group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group manufactures sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

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

Results of Operations - For the three months ending March 31, 2015 and 2014

Total revenue for the three months ended March 31, 2015 and 2014 was $14,330,940 and $11,548,572, respectively, an increase of $2,782,368, or 24%. Net income for the three months ended March 31, 2015 and 2014 was $1,081,573 and $769,615, respectively, an increase of $278,558, or 36%. Net income in the second quarter increased, as compared to net income in the same period last year, due to higher sales in the Environmental products and systems group.

Revenues

Environmental products and systems revenues for three months ended March 31, 2015 increased by $3,136,815 or 78%, to $7,145,244 from $4,008,429 for the three months ended March 31, 2014. The increase was primarily due to an increased demand for environmental products and services in foreign Asian markets.

Electronics manufacturing services revenues for three months ended March 31, 2015 decreased by 354,447 or 5% to $7,185,696 from $7,540,143 for the three months ended March 31, 2014. The primary reason for decreased sales was due to the decline in exchange rate of the Euro vs US Dollar. Additionally, the sales were lower due to the timing of shipments of in-house orders during this quarter as compared to the similar quarter a year ago.

Gross Profit

Gross Profit for the three months ended March 31, 2015 was $4,244,508 or 30% of revenues as compared to gross profit of $4,045,126 or 35% of revenues for the three months ended March 31, 2014. The decrease in gross profit percentage in the three months ended March 31, 2015 was a direct result of lower profit margin jobs shipped during this period as compared to the same quarter in the prior year.

Operating Expenses

 Operating expenses for the three months ended March 31, 2015 increased $233,948 or 7% to $3,446,935 from $3,212,987 for the three months ended March 31, 2014. Operating expenses as a percentage of revenue decreased to 24% for the three month periods ended March 31, 2015 compared to 28% for the three month period ended March 31, 2014. The increases in operating expenses were primarily due to increases in salaries and fringe benefits, depreciation expense related to the ROB building and additional legal and accounting expenses.

Other Income/(Expense)

Interest and other income/(expense) for the second quarter of fiscal 2015 was $262,600 as compared to $(50,524) for the second quarter of fiscal 2014. The income was due primarily to forgiveness of some debt in the Electronics manufacturing group.

Provision for Income Taxes

During the second quarter of fiscal 2015 we recorded an income tax benefit of $21,400 compared to an income tax provision accrual of $12,000 for the second quarter of fiscal 2014. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to income taxes.

Net Income/Loss

The Company had net income of $1,081,573 or 8% of revenues, for the three month period ended March 31, 2015 as compared to a net income of $769,615 or 7% of revenues, for the three months ended March 31, 2014. Net income in the second quarter increased, as compared to net income in the same period last year, due largely to higher sales in the Environmental equipment and services group and the forgiveness of debt in the Electronic manufacturing group.

Results of Operations - For the six months ending March 31, 2015 and 2014

Total revenue for the six months ended March 31, 2015 and 2014 was $28,173,129 and $20,512,592, respectively, an increase of $7,660,777, or 37%. Net income for the six months ended March 31, 2015 and 2014 was $1,478,445 and $1,186,167, respectively, an increase of $292,278, or 28%. Net income in the first six months of fiscal 2015 increased, as compared to net income in the same period last year, due to higher sales in the Environmental products and systems group.

Revenues

Environmental products and systems revenues for six months ended March 31, 2015 increased by $7,964,891 or 122%, to $14,484,833 from $6,519,922 for the six months ended March 31, 2014. The increase was primarily due to an increased demand for environmental products and services in foreign Asian markets.

Electronics manufacturing services revenues for six months ended March 31, 2015 decreased by 304,114 or 2% to $13,688,846 from $13,992,960 for the six months ended March 31, 2014. The primary reason for decreased sales was due to the decline in exchange rate of the Euro vs US Dollar. Additionally, the sales were lower due to the timing of shipments of in-house orders during this quarter as compared to the similar quarter a year ago.

Gross Profit

Gross Profit for the six months ended March 31, 2015 was $8,267,565 or 29% of revenues as compared to gross profit of $6,869,864 or 33% of revenues for the six months ended March 31, 2014. The increase in gross profit dollars was due to higher sales in the Environmental products and systems group. The decrease percentage in the six months ended March 31, 2015 was a direct result of lower profit margin jobs shipped during this period as compared to the same quarter in the prior year.

Operating Expenses

 Operating expenses for the six months ended March 31, 2015 increased $1,488,709 or 27% to $7,068,757 from $5,580,048 for the six months ended March 31, 2014. Operating expenses as a percentage of revenue decreased to 25% for the six month periods ended March 31, 2015 as compared to 27% for the six months ended March 31, 2014. The increases in operating expenses were primarily due to increases in salaries and fringe benefits, depreciation expense related to the ROB building and additional legal and accounting expenses.

Other Income/(Expense)

Interest and other income/(expense) for the first and second quarters of fiscal 2015 was $179,537 as compared to $(86,373) for the first and second quarters of fiscal 2014. The income was due primarily to forgiveness of some debt in the Electronics manufacturing group.

Provision for Income Taxes

During the first and second quarters of fiscal 2015 we recorded an income tax benefit of $100,100 compared to an income tax provision accrual of $17,276 for the first and second quarters of fiscal 2014. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to income taxes.

Net Income/Loss

The Company had net income of $1,478,445 or 5% of revenues, for the six month period ended March 31, 2015 as compared to a net income of $1,186,167 or 6% of revenues, for the six months ended March 31, 2014. Net income in the first and second quarters increased, as compared to net income in the same period last year, due largely to higher sales in the Environmental equipment and services group and the forgiveness of debt in the Electronic manufacturing group.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

  Working capital was $6,690,590 at March 31, 2015 compared to $7,631,897 at September 30, 2014. This includes cash and cash equivalents of $503,788 at March 31, 2015 and $146,095 at September 30, 2014, respectively. The decrease in working capital was primarily due to decreases in short-term investments, trade receivables, inventory, property and equipment, other current assets, accrued income taxes, and current portion of long-term liabilities, loans payable to bank, and mortgage payable offset by increases in cash and equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses.

Trade receivables decreased $123,729 or 3% to $3,915,061 at March 31, 2015 from $4,038,340 at September 30, 2014. The decrease in trade receivables is attributable to the timing of shipments of in-house orders and collection of trade receivables.

Inventories decreased $40,888 or 1% to $6,229,439 at March 31, 2015 from $6,270,327 at September 30, 2014. The decrease in inventories was due to timing management of purchases for in-house orders.

Operating activities provided $1,930,690 of cash for the six months ended March 31, 2015 compared to using cash of $1,300,525 of cash for the six months ended March 31, 2014. The increase in operating cash flows was primarily due to the increase of trade payables during the six months ended March 31, 2015.

Investment activities provided $409,778 of cash for the six months ended March 31, 2015 compared to using cash of $13,077,460 during the six month period ended March 31, 2014. Investing activities were primarily driven by the redemption of short-term investments offset by the purchase of property and equipment.

Financing activities used $1,982,775 of cash for the six month period ended March 31, 2015 as compared to providing cash of $14,818,724 in the six month period ended March 31, 2014. Financing activities were primarily driven by payments on bank loans offset by proceeds from convertible notes payable.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 6. Exhibits

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 11, 2015	By:	/s/Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: May 11, 2015	/s/Renato Dela Rama .
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

