Form 10-Q
period 2015-06-30
CEMTREX INC
filed 2015-08-11
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2015 the issuer had 6,964,461 shares of common stock issued and outstanding.

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.   Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
Assets	2015	2014
Current assets
Cash and equivalents	$872,795	$146,095
Short-term investments	-	559,815
Trade receivables, net	6,742,915	4,038,340
Inventory –net of allowance for inventory obsolescence	6,277,316	6,270,327
Prepaid expenses and other assets	1,809,896	531,262
Total current assets	15,702,922	11,545,839

Property and equipment, net	7,886,997	7,399,096
Goodwill	845,000	845,000
Other	42,691	52,428
Total Assets	$24,477,610	$19,842,363

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$6,563,119	$2,721,705
Accrued expenses	540,441	440,436
Accrued income taxes	62,032	62,032
Convertible notes payable	1,528,000	-
Current portion of long-term liabilities	633,915	689,769
Total current liabilities	9,327,507	3,913,942

Long-term liabilities
Loans payable to bank	4,635,253	5,508,199
Mortgage payable	4,057,612	4,906,922
Notes payable - related party	507,855	1,869,791
Total liabilities	18,528,227	16,198,854

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized,
1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 6,884,941 shares issued and outstanding at June 30, 2015 and 6,766,587
shares issued and outstanding at September 30, 2014	6,885	6,767
Additional paid-in capital	466,717	199,562
Retained earnings (accumulated deficit)	6,013,689	3,592,739
Accumulated other comprehensive income (loss)	(538,908)	(156,559)
Total stockholders' equity (deficit)	5,949,383	3,643,509
Total liabilities and stockholders' equity (deficit)	$24,477,610	$19,842,363

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$14,665,748	$13,453,734	$42,839,477	$33,966,686

Cost of revenues	10,413,546	9,253,772	30,319,710	22,896,860

Gross profit	4,252,202	4,199,962	12,519,767	11,069,826

Operating expenses
General and administrative	3,571,136	3,364,778	10,639,893	8,944,826
Total operating expenses	3,571,136	3,364,778	10,639,893	8,944,826
Operating income (loss)	681,066	835,184	1,879,874	2,125,000

Other income (expense)
Other Income (expense)	383,693	45,601	893,302	102,424
Interest Expense	(137,154)	(148,261)	(467,226)	(291,457)
Total other income (expense)	246,539	(102,660)	426,076	(189,033)

Net income (loss) before income taxes	927,605	732,524	2,305,950	1,935,967
Provision for income taxes	(14,900)	16,424	(115,000)	33,700
Net income (loss)	942,505	716,100	2,420,950	1,902,267

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(113,747)	123,228	(382,349)	249,311
Comprehensive income/(loss)	$828,758	$839,328	$2,038,601	$2,151,578

Income (Loss) Per Share-Basic	$0.14	$0.11	$0.36	$0.28
Income (Loss) Per Share-Diluted	$0.14	$0.11	$0.35	$0.28

Weighted Average Number of Shares-Basic	6,835,623	6,766,587	6,794,225	6,766,587
Weighted Average Number of Shares-Diluted	6,882,870	6,766,587	6,924,603	6,766,587

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
Cash Flows from Operating Activities	2015	2014

Net income (loss)	$2,420,950	$1,902,267
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458,306	194,759
Share-based compensation	267,273	-
Changes in operating assets and liabilities:
Trade receivables	(2,704,575)	(2,756,515)
Due from related party	-	(81,842)
Inventory	(6,989)	(2,481,705)
Prepaid expenses and other assets	(1,278,634)	(1,020,072)
Others	9,737	(359,415)
Accounts payable	3,841,414	2,806,153
Accrued expenses	100,005	422,563
Income taxes payable	-	37,145
Net cash provided by (used by) operating activities	3,107,487	(1,336,662)

Cash Flows from Investing Activities
Purchase of property and equipment	(946,207)	(7,164,219)
Purchase of short-term investment	-	-
Redemption of short-term investments	559,815	-
Investment in subsidiary	-	(6,270,173)
Net cash provided by (used by) investing activities	(386,392)	(13,434,392)

Cash Flows from Financing Activities
Proceeds from affiliated Loan	-	3,864,101
Payments on affiliated loan	(1,361,936)	-
Proceeds from bank loans	-	12,150,228
Payments on bank loans	(2,160,459)	-
Proceeds from convertible notes	1,528,000	-
Net cash provided by (used by) financing activities	(1,994,395)	16,014,329

Net increase (decrease) in cash	726,700	1,243,275
Cash beginning of period	146,095	66,963
Cash end of period	$872,795	$1,310,238

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$244,525	$-

Cash paid during the period for income taxes	$5,032	$-

The accompanying notes are an integral part of these financial statement

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex Inc. ("Cemtrex" or the "Company") is a world leading diversified industrial manufacturing company offering a wide array of solutions around the world to meet today’s technological challenges. Cemtrex, through its wholly owned subsidiaries provides manufacturing services of advanced custom engineered electronic assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

Cemtrex, through its Electronics Manufacturing Services (EMS) group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Cemtrex, through its Environmental Products and Systems group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group also manufactures sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

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

The following tables present information about the Company’s assets measured at fair value as of June 30, 2015 and June 30, 2014:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Investment in certificates of deposit (included in short-term investments)	$-	$-	$-	$-
	$-	$-	$-	$-

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Investment in certificates of deposit (included in short-term investments)	$661,425	$-	$-	$661,425
	$661,425	$-	$-	$661,425

NOTE 4 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	June 30,	September 30,
	2015	2014
Trade receivables	$6,807,257	$4,106,441
Allownce for doubtful accounts	(64,342)	(68,101)
	$6,742,915	$4,038,340

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 5 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	June 30,	September 30,
	2015	2014
Raw materials	$3,454,959	$3,449,501
Work in progress	1,351,225	1,254,013
Finished goods	1,620,099	1,715,780
	6,426,283	6,419,294

Less: Allowance for inventory obsolensence	(148,967)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$6,277,316	$6,270,327

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2015	2014
Land	1,167,640	$1,065,500
Building	3,857,772	4,387,880
Furniture and office equipment	534,358	316,715
Computer software	236,801	46,619
Machinery and equipment	3,364,048	2,234,423
	9,160,619	8,051,137

Less: Accumulated depreciation	(1,273,622)	(652,041)
Property and equipment, net	7,886,997	$7,399,096

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

On June 30, 2015 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $936,388, the current year income tax benefit of $115,000 and other current assets of $758,508. On June 30, 2014 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,447,828 and other current assets of $4,225.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On June 30, 2015 the Company has the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

•	December 30, 2014 for $154,000
•	February 6, 2015 for $150,000
•	March 24, 2015 for $150,000
•	May 7, 2015 for $200,000
•	May 12, 2015 for $174,000
•	June 25, 2015 for $300,000

Each convertible note matures in nine (9) months with an interest rate of 8% per annum, and can be converted into Company’s common stock at a conversion price equaling 65% of the market price only after six months from the date of issuance at the holder’s option.

Additionally, the Company issued unsecured convertible notes to an unrelated third party, in the amount of $200,000 on March 26, 2015 and an additional $200,000 on June 8, 2015. The twelve (12) month maturity notes carry an interest rate of 10% per annum, and can be converted into Company’s common stock at a conversion price equaling 70% of the market price only after six months from the date of issuance at the holder’s option.

The use of the proceeds from the notes issued is for growth capital and planned acquisitions. As per the terms of these convertible notes the Company has reserved 1,500,000 shares (post reverse split basis) representing approximately six times the actual shares that would be issued upon conversion of all the notes.

As of June 30, 2015, 97,923 shares of the Company’s common stock have been issued to satisfy $204,000 of convertible notes payable.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has Notes payable to Ducon Technologies Inc., totaling $507,855 and $1,869,791 at June 30, 2015 and September 30, 2014, respectively. These notes are unsecured and carry 5% interest per annum.

NOTE 12 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of June 30, 2015 and September 30, 2014, there were 1,000,000 shares issued and outstanding, respectively.

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

During the three and nine month periods ending June 30, 2015 and 2014, the Company did not issue any Series A Preferred Stock.

Reverse Stock Split

On April 3, 2015, our Board of Directors approved a reverse split of our common stock, par value $0.001, at a ratio of one-for-six. This reverse stock split became effective on April 15, 2015 and, unless otherwise indicated, all share amounts. Per share data, share prices, exercise prices and conversion rates set forth in this Report and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Listing on NASDAQ Capital Markets

On June 25, 2015 the Company’s common stock commenced trading on the NASDAQ Capital Markets under the symbol “CETX”.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of June 30, 2015 there were 6,884,941 shares issued and outstanding and at September 30, 2014, there were 6,766,587 shares issued and outstanding.

During the three and nine month periods ended June 31, 2015 the Company issued 7,930 and 16,264 shares of common stock, respectively, related to the stock options discussed below. During the three and nine month periods ended June 30, 2014, the Company did not issue any common stock.

During the fiscal year ended September 30, 2014 the company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of June 30, 2015, 16,264 shares have been exercised and none have expired or have been cancelled.

During the three and nine month period ending June 30, 2015 the company issued 97,323 shares of common stock to satisfy $204,000 of convertible notes payable (see NOTE 8).

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

The Company’s subsidiary ROB Cemtrex GmbH rents a 10,000 sq. ft. manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019.

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

NOTE 15 - SUBSEQUENT EVENTS

On various dates in July 2015, 79,326 shares of the Company’s common stock were issued to satisfy $154,000 of convertible notes payable (see NOTE 8).

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

General Overview

Cemtrex Inc. ("Cemtrex" or the "Company") is a world leading diversified industrial manufacturing company offering a wide array of solutions around the world to meet today’s technological challenges. Cemtrex, through its wholly owned subsidiaries provides manufacturing services of advanced custom engineered electronic assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

Cemtrex, through its Electronics Manufacturing Services (EMS) group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Cemtrex, through its Environmental Products and Systems group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group also manufactures sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

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

Results of Operations - For the three months ending June 30, 2015 and 2014

Total revenue for the three months ended June 30, 2015 and 2014 was $14,665,748 and $13,453,734, respectively, an increase of $1,212,014, or 9%. Net income for the three months ended June 30, 2015 and 2014 was $942,505 and $716,100, respectively, an increase of $226,405, or 32%. Net income in the third quarter increased, as compared to net income in the same period last year, due to higher sales in the Environmental products and systems group.

Revenues

Environmental products and systems revenues for three months ended June 30, 2015 increased by $3,827,962 or 69%, to $9,341,099 from $5,513,137 for the three months ended June 30, 2014. The increase was primarily due to an increased demand for environmental products and services in foreign Asian markets.

Electronics manufacturing services revenues for three months ended June 30, 2015 decreased by 2,615,948 or 33% to $5,324,649 from $7,940,597 for the three months ended June 30, 2014. The primary reason for decreased sales was due to the decline in exchange rate of the Euro vs US Dollar. Additionally, the sales were lower due to the timing of shipments of in-house orders during this quarter as compared to the same quarter a year ago.

Gross Profit

Gross Profit for the three months ended June 30, 2015 was $4,252,202 or 29% of revenues as compared to gross profit of $4,199,962 or 31% of revenues for the three months ended June 30, 2014. The decrease in gross profit percentage in the three months ended June 30, 2015 was a direct result of lower profit margin jobs shipped during this period as compared to the same quarter in the prior year.

Operating Expenses

 Operating expenses for the three months ended June 30, 2015 increased $206,358 or 6% to $3,571,136 from $3,364,778 for the three months ended June 30, 2014. Operating expenses as a percentage of revenue decreased to 24% for the three month periods ended June 30, 2015 compared to 25% for the three month period ended June 30, 2014. The increases in operating expenses were primarily due to increases in salaries and fringe benefits, depreciation expense related to the ROB building and additional legal and accounting expenses.

Other Income/(Expense)

Interest and other income/(expense) for the third quarter of fiscal 2015 was $246,539 as compared to $(102,660) for the third quarter of fiscal 2014. The income was due primarily to forgiveness of some debt in the Electronics manufacturing group.

Provision for Income Taxes

During the third quarter of fiscal 2015 we recorded an income tax benefit of $14,900 compared to an income tax provision accrual of $16,424 for the third quarter of fiscal 2014. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to income taxes.

Net Income/Loss

The Company had net income of $898,827 or 6% of revenues, for the three month period ended June 30, 2015 as compared to a net income of $716,100 or 5% of revenues, for the three months ended June 30, 2014. Net income in the third quarter increased, as compared to net income in the same period last year, due largely to higher sales in the Environmental products and systems group and the forgiveness of debt in the Electronic manufacturing group.

Results of Operations - For the nine months ending June 30, 2015 and 2014

Total revenue for the nine months ended June 30, 2015 and 2014 was $42,839,477 and $33,966,686, respectively, an increase of $8,872,791, or 26%. Net income for the nine months ended June 30, 2015 and 2014 was $2,420,950 and $1,902,267, respectively, an increase of $518,683, or 27%. Net income in the first nine months of fiscal 2015 increased, as compared to net income in the same period last year, due to higher sales in the Environmental products and systems group.

Revenues

Environmental products and systems revenues for the nine months ended June 30, 2015 increased by $11,792,853 or 98%, to $23,825,982 from $12,033,129 for the nine months ended June 30, 2014. The increase was primarily due to an increased demand for environmental products and services in foreign Asian markets.

Electronics manufacturing services revenues for nine months ended June 30, 2015 decreased by $2,920,062 or 13% to $19,013,495 from $21,933,557 for the nine months ended June 30, 2014. The primary reason for decreased sales was due to the decline in exchange rate of the Euro vs US Dollar. Additionally, the sales were lower due to the timing of shipments of in-house orders during this quarter as compared to the similar quarter a year ago.

Gross Profit

Gross Profit for the nine months ended June 30, 2015 was $12,519,767 or 29% of revenues as compared to gross profit of $11,069,826 or 33% of revenues for the nine months ended June 30, 2014. The increase in gross profit dollars was due to higher sales in the Environmental products and systems group. The decrease percentage in the nine months ended June 30, 2015 was a direct result of lower profit margin jobs shipped during this period as compared to the same period in the prior year.

Operating Expenses

Operating expenses for the nine months ended June 30, 2015 increased $1,695,067 or 25% to $10,639,893 from $8,944,826 for the nine months ended June 30, 2014. Operating expenses as a percentage of revenue decreased to 25% for the nine month period ended June 30, 2015 as compared to 26% for the nine months ended June 30, 2014. The increases in operating expenses were primarily due to increases in salaries and fringe benefits, depreciation expense related to the ROB building and additional legal and accounting expenses.

Other Income/(Expense)

Interest and other income/(expense) for the first three quarters of fiscal 2015 was $426,076 as compared to $(189,033) for the first three quarters of fiscal 2014. The income was due primarily to forgiveness of some debt in the Electronics manufacturing group.

Provision for Income Taxes

During the first three quarters of fiscal 2015 we recorded an income tax benefit of $115,000 compared to an income tax provision accrual of $33,700 for the first three quarters of fiscal 2014. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to income taxes.

Net Income/Loss

The Company had net income of $2,420,950 or 6% of revenues, for the nine month period ended June 30, 2015 as compared to a net income of $1,902,267 or 6% of revenues, for the nine months ended June 30, 2014. Net income in the first three quarters increased, as compared to net income in the same period last year, due largely to higher sales in the Environmental products and systems group and the forgiveness of debt in the Electronic manufacturing group.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $6,375,415 at June 30, 2015 compared to $7,631,897 at September 30, 2014. This includes cash and cash equivalents of $872,795 at June 30, 2015 and $146,095 at September 30, 2014, respectively. The decrease in working capital was primarily due to increases in trade receivables, inventory, prepaid expenses and other current assets, purchases of property and equipment, payments on affiliated loans, and payments on bank loans, offset by a decrease in other assets, increases in accounts payable and accrued expenses, redemption of short-term investments, and proceeds from convertible notes.

Trade receivables increased $2,704,575 or 67% to $6,742,915 at June 30, 2015 from $4,038,340 at September 30, 2014. The increase in trade receivables is attributable to the timing of shipments of in-house orders not delivered in the prior quarter and collection of trade receivables.

Inventories increased $6,989 or less than 1% to $6,277,316 at June 30, 2015 from $6,270,327 at September 30, 2014. The increase in inventories was due to timing management of purchases for in-house orders.

Operating activities provided $3,107,487 of cash for the nine months ended June 30, 2015 compared to using cash of $1,336,662 of cash for the nine months ended June 30, 2014. The increase in operating cash flows was primarily due to the increase of trade payables during the nine months ended June 30, 2015.

Investment activities used $386,392 of cash for the nine months ended June 30, 2015 compared to using cash of $13,434,392 during the nine month period ended June 30, 2014. Investing activities were primarily driven by the purchase of property and equipment offset by the redemption of short-term investments.

Financing activities used $1,994,395 of cash for the nine month period ended June 30, 2015 as compared to providing cash of $16,014,329 in the nine month period ended June 30, 2014. Financing activities were primarily driven by payments on bank and affiliated loans offset by proceeds from convertible notes payable.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

Cemtrex, Inc.

Dated: August 11, 2015	By:	/s/Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: August 11, 2015		/s/Renato Dela Rama
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

