Form 10-K
period 2015-09-30
CEMTREX INC
filed 2015-12-21
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2015

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

631-756-9116

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDQ CM

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

As of December 11, 2015, the number of the registrant's common stock held by non-affiliates of the registrant was 2,646,932 and the aggregate market value $8,364,305 based on the average bid and asked price of $3.16 on December 11, 2015.

As of December 11, 2015, the registrant had 7,585,267 shares of common stock outstanding.

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

Part I.

Item 1. BUSINESS

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today's industrial and manufacturing challenges. The Company provides electronic manufacturing services of advanced electronic system assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. ROB Group also has a manufacturing facility in Sibiu, Romania. The ROB Group was restructured under ROB Cemtrex GmbH and now operates as a subsidiary of Cemtrex, Inc. (see NOTE 10).

Electronics Manufacturing Services (EMS)

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

Environmental Products & Systems (EPS)

Cemtrex, through its Environmental Products and Systems group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group also manufactures, sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

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

Cemtrex, Inc. and Subsidiaries

Technical inquiries received from potential customers are referred to the engineering personnel. Thereafter, the Company's sales and engineering personnel jointly prepare a budget proposal, or a final bid. The period between initial customer contact and issuance of an order is generally between two and twelve months.

CUSTOMERS

The Company's principal customers are engaged in automotive, medical, industrial automation, refining, power, chemical, mining, and metallurgical processing. Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. For several years, the Company has marketed its products as integrated custom engineered systems and solutions. No one single customer accounts for more than 10% of its annual sales.

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

INSURANCE

The Company currently maintains different types of insurance, including general liability and property coverage. The Company also maintains product liability insurance with respect to its products and equipment. Management believes that the insurance coverage that it has is adequate for its current business needs.

EMPLOYEES

The Company employs approximately 244 people as of December 11, 2015, including 35 engaged in engineering, 160 in manufacturing and 49 in administrative and marketing functions.

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

The volume and timing of sales to the Company’s customers may vary due to:

(i)	customers’ attempts to manage their inventory
(ii)	variation in demand for the Company’s customers’ products design changes, or
(iii)	acquisitions of or consolidation among customers

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

Factors affecting the industries that utilize our customers’ products could negatively impact our customers and the Company. These factors include:

(i)	increased competition among our customers and their competitors

(ii)	the inability of our customers to develop and market their products

(iii)	recessionary periods in our customers’ markets

(iv)	the potential that our customers’ products become obsolete

(v)	our customers’ inability to react to rapidly changing technology

(vi)	pay for our products, which could, in turn, affect the Company’s results of operations.

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

Even though we have a profit for the fiscal year ending September 30, 2015, and we may not incur profit for the foreseeable future.

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

The Company's results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

(i)	The existence and enforcement of government environmental regulations. If these regulations are not maintained or enforced then the market for Company's products could deteriorate;

(ii)	Retaining and keeping qualified employees and management personnel;

(iii)	Ability to upgrade our products to keep up with the changing market place requirements; Ability to keep up with our competitors who have much higher resources than us;

(iv)	Ability to find sub-suppliers and sub-contractors to assemble and install our products;

Cemtrex, Inc. and Subsidiaries

(v)	General economic conditions of the industry and the ability of potential customers to spend money on setting up new industries that require our products;

(vi)	Ability to maintain or raise adequate working capital required for the operations and future growth; and

(vii)	Ability to retain our CEO and other senior key personnel.

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

We are exposed to risks associated with operating internationally. A significant portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:

(i)	compliance with the U.S. Foreign Corrupt Practices Act;
(ii)	compliance with the anti-corruption laws of other jurisdictions in which we operate;
(iii)	contract award and funding delays;
(iv)	potential restrictions on transfers of funds;
(v)	foreign currency fluctuations;
(vi)	import and export duties and value added taxes;
(vii)	uncertainties arising from foreign local business practices and cultural considerations; and
(viii)	potential military conflicts, civil strife and political risks.

Our growth strategy includes acquisitions of other businesses, which may require us to incur costs and liabilities or have other unexpected consequences which may adversely affect our operating results and financial condition. In addition to internal or organic growth, our current strategy involves growth through acquisitions of complementary businesses, as well as growth from acquisitions that would diversify our current product offerings. Like other companies with similar growth strategies, we may be unable to successfully implement our growth strategy, as we may be unable to identify suitable acquisition candidates, obtain acceptable financing, or consummate any future acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could significantly enhance the Company’s competitive position. Although it is our general objective only to acquire those companies which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions will require integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. Future acquisitions may also result in potential dilution of the Company’s securities. Consummation of acquisitions may subject the Company to unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not fully indemnify us.

Cemtrex, Inc. and Subsidiaries

RISKS RELATED TO INVESTMENT IN THE COMMON STOCK OF THE COMPANY

The Company's Common Stock currently trades on the NASDAQ under the symbol "CETX". There can be no assurance that the Company's shares will continue to trade on NASDAQ in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock.

Our common stock has from time to time been "thinly-traded," meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. Therefore, stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares. Our “thinly-traded” stock is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

Our principal shareholder has significant influence over our Company which could make it impossible for the public stockholders to influence the affairs of the Company. Approximately 65.0% of our outstanding voting equity is beneficially held by combination of Aron Govil, the Company's former Chairman of the Board, and Saagar Govil the Company’s CEO, as a result of this common stock ownership and the Series A preferred stock ownership by Mr. Aron Govil, the Company’s management controls and will control in the future, substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Cemtrex, Inc. and Subsidiaries

ITEM 2. PROPERTIES

The Company has the following properties:

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.

The Company’s Environmental Products and Services Group leases (i) approx. 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00 and (iii) approximately 1500 square feet of office on a month to month rental from a third party in Navi Mumbai, India at a monthly rental of $600.00.

The Company through its Electronics Manufacturing Services Group owns a 70,000 sq. ft. manufacturing building inneulingen, Germany which has a 17 year 3.00% interest mortgage with monthly mortgage payments of €25,000, through March 2031. The Electronics Manufacturing Services Group also rents a 10,000 sq. ft. manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019.

ITEM 3. LEGAL PROCEEDINGS

None.

Cemtrex, Inc. and Subsidiaries

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock currently trades on the NASDAQ Capital Markets under the symbol "CETX".

As of December 11, 2014, there were approximately 818 holders of record of the Company's common stock as determined from the Company's transfer agent's list. Such list also includes beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value per share. On December 11, 2015, there were 7,585,267 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

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

On June 25, 2015 the Company’s common stock commenced trading on the NASDAQ Capital Markets under the symbol “CETX”. Prior to June 25, 2015 the Company's Common Stock traded on the over-the-counter bulletin board trading system. The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2013, 2014 and 2015 reported by the exchange and converted based on the one-for-six reverse stock split. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Year	Period	Stock Price

2015	4th Quarter	$4.35	$2.23
	3rd Quarter	$5.40	$2.70
	2nd Quarter	$4.20	$2.58
	1st Quarter	$4.74	$3.60
2014	4th Quarter	$6.24	$4.38
	3rd Quarter	$6.00	$3.00
	2nd Quarter	$3.30	$1.68
	1st Quarter	$2.58	$0.84
2013	4th Quarter	$0.84	$0.48
	3rd Quarter	$0.96	$0.48
	2nd Quarter	$0.96	$0.54
	1st Quarter	$1.20	$0.72

As reported by NASDAQ Capital Markets, on December 11, 2015 the closing sales price of the Company's Common Stock was $3.16 per share.

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

Cemtrex, Inc. and Subsidiaries

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

Overview

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today's industrial and manufacturing challenges. The Company provides electronic manufacturing services of advanced electronics systems assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

Cemtrex Inc. ("Cemtrex" or the "Company") is a world leading diversified industrial and manufacturing company offering a wide array of solutions around the world to meet today’s technological challenges. Cemtrex, through its wholly owned subsidiaries provides manufacturing services of advanced custom engineered electronic assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

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

Cemtrex, Inc. and Subsidiaries

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

Results of Operations - For the fiscal years ending September 30, 2014 and 2013

Total revenue for the years ended September 30, 2015 and 2014 was $56,887,389 and $47,653,114, respectively, an increase of $9,234,275, or 19%. Net income for years ended September 30, 2015 and 2014 was $2,838,116 and $2,668,886, respectively, an increase of $169,230, or 6%. Net income in this period as compared to the previous one was higher as a result of higher overall sales. Environmental products and systems revenues increased by $13,979,513 during fiscal 2015 as compared to fiscal 2014 primarily due to increased orders received by the Company from Southeast Asian markets. Electronics manufacturing services revenues decreased by $4,745,238 during fiscal 2015 as compared to fiscal 2014 primarily due to the drop in the currency exchange rate between US Dollar and the Euro.

Gross Profit for the year ended September 30, 2015 was $16,322,570 or 29% of revenues as compared to gross profit of $15,595,268 or 33% of revenues for the year ended September 30, 2014. The decrease in gross profit percentage in the year ended September 30, 2015 was a direct result of lower profit margin projects executed during this period as compared to the prior year. The higher dollar amount of gross profit during fiscal 2015 was due to higher overall revenue.

Operating expenses for the year ended September 30, 2015 increased $1,239,474 or 10% to $13,821,546 from $12,582,072 for the year ended September 30, 2014. Operating expenses as a percentage of revenue decreased in the year ended September 30, 2015 to 24% from 26% in the year ended September 30, 2014. The increases in operating expenses were primarily due to an increase in Company’s overall revenue and acquisition related expenses incurred by the Company during fiscal year 2015.

Other Income/(Expense)

Interest and other income/(expense) for the fiscal year of 2015 was $338,009 as compared to $(283,348) for the fiscal year of 2014. The change to income was due primarily to forgiveness of third party debt to ROB Systems.

Provision for Income Taxes

During the fiscal year of 2015 we recorded an income tax provision of $917 compared to $60,962 for the fiscal year of 2014. The provision for income tax is based upon the projected income tax from the Company’s various international subsidiaries that are subject to foreign income taxes.

Cemtrex, Inc. and Subsidiaries

Net Income

The Company had net income of $2,838,116 or 5% of revenues, for the year ended September 30, 2015 as compared to a net income of $2,668,886 or 6% of revenues, for the year ended September 30, 2014. Net income for the year increased, as compared to net income for last year, due to higher overall sales of environmental equipment. The net income percentage in the period as compared to the previous one was lower as a result of lower sales in electronic manufacturing.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

  Working capital was $4,693,904 at September 30, 2015 compared to $5,276,633 at September 30, 2014. This includes cash and cash equivalent of $1,486,737 at September 30, 2015 and $146,095 at September 30, 2014, respectively. The decrease in working capital was primarily due to the increase in accounts payable and the issuance of convertible notes payable.

Accounts receivable increased $732,704 or 18% to $4,771,044 at September 30, 2015 from $4,038,340 at September 30, 2014. The increased in accounts receivables is attributable to timing of shipments and collection of accounts receivable.

Inventories increased $99,189 or 2% to $6,369,516 at September 30, 2015 from $6,270,327 at September 30, 2014. The increase in inventories was primarily due to purchase of additional raw materials for production.

Operating activities provided $4,035,463 for the year ended September 30, 2015 compared to using $2,342,264 of cash for the year ended September 30, 2014. The increase in operating cash flows in fiscal 2015 was primarily due to profitable operations.

Investment activities used $956,046 of cash during the year ended September 30, 2015 compared to using $9,289,242 during the year ended September 30, 2014. The use of cash by investing activities in fiscal 2015 was the result of the purchase of property and equipment, offset by the redemption of short-term investments.

Financing activities used $1,738,775 for the year ended September 30, 2015 as compared to providing $11,710,638 in the year ended September 30, 2014. Cash flows from financing activities during fiscal 2015 was the result of payments on affiliated party and bank loans offset by proceeds from convertible notes.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2016 fiscal year (ending September 30, 2016). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

Cemtrex, Inc. and Subsidiaries

This Outlook section, and other portions of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in Item 1A. Risk Factors as well as:

o	the shortage of reliable market data regarding the emission monitoring & air filtration market;

o	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations;

o	anticipated working capital or other cash requirements;

o	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market;

o	product obsolescence due to the development of new technologies; and

o	Various competitive factors that may prevent us from competing successfully in the marketplace.

o	In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Vice President of Finance (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

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

Cemtrex, Inc. and Subsidiaries

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management, under the supervision and with the participation of the company's Chief Executive Officer and Vice President of Finance, assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2015, and concluded that it is effective.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

Cemtrex, Inc. and Subsidiaries

PART III

The information required by Part III will be included in either an amendment to this Annual Report on Form 10-K or in our definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Cemtrex, Inc. and Subsidiaries

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm
Audited Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014
Audited Consolidated Statements of Operations and Comprehensive Income for the Years Ended September 30, 2015 and 2014
Audited Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended September 30, 2015, and 2014
Audited Consolidated Statements of Cash Flows for the Year Ended September 30, 2015 and 2014
Notes to Audited Consolidated Financial Statements

Cemtrex, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 18, 2015	By:	/s/ Saagar Govil
Saagar Govil,
Chairmen of the Board, CEO,
President, & Secretary (Principal Executive Officer)

December 18, 2015	By:	/s/ Renato Dela Rama
Renato Dela Rama,
Vice President of Finance (Principal Financial Officer)

December 18, 2015	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

December 18, 2015	By:	/s/ Sunny Patel
Sunny Patel,
Director

December 18, 2015	By:	/s/ Shamik Shah
Shamik Shah,
Director

December 18, 2015	By:	/s/ Aron Govil
Aron Govil,
Executive Director

Cemtrex, Inc. and Subsidiaries

Cemtrex, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cemtrex, Inc.

We have audited the consolidated balance sheet of Cemtrex, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2015 and 2014 and the consolidated results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bharat Parikh & Associates

Bharat Parikh & Associates

4940, McDermott Road,

Plano, TX 75024, USA

December 18, 2015

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2015	2014
Assets
Current assets
Cash and equivalents	$1,486,737	$146,095
Short-term investments	-	559,815
Accounts receivable, net	4,771,044	4,038,340
Inventory, net	6,369,516	6,270,327
Prepaid expenses and other current assets	893,792	531,262
Total current assets	13,521,089	11,545,839

Property and equipment, net	8,142,523	7,399,096
Goodwill	845,000	845,000
Other assets	35,630	52,428
Total Assets	$22,544,242	$19,842,363

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$4,386,578	$2,721,705
Accrued expenses	309,130	440,436
Accrued income taxes	73,746	62,032
Short-term note payable to bank	2,129,711	2,355,264
Convertible notes payable	1,274,000	-
Current portion of long-term liabilities	654,020	689,769
Total current liabilities	8,827,185	6,269,206

Long-term liabilities
Loans payable to bank	2,383,815	3,152,935
Mortgage payable	4,088,618	4,906,922
Notes payable - related party	119,055	1,869,791
Total liabilities	15,418,673	16,198,854

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 7,158,087 shares issued and outstanding at September 30, 2015 and 6,766,587 shares issued and outstanding at September 30, 2014	7,158	6,767
Additional paid-in capital	1,020,444	199,562
Retained earnings	6,430,855	3,592,739
Accumulated other comprehensive loss	(333,888)	(156,559)
Total shareholders' equity	7,125,569	3,643,509
Total liabilities and shareholders' equity	$22,544,242	$19,842,363

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended
	September 30,
	2015	2014

Revenues	$56,887,389	$47,653,114

Cost of revenues	40,564,819	32,057,846

Gross profit	16,322,570	15,595,268

Operating expenses
General and administrative expenses	13,821,546	12,582,072
Total operating expenses	13,821,546	12,582,072
Operating income	2,501,024	3,013,196

Other income (expense)
Other Income	834,290	153,516
Interest Expense	(496,281)	(436,864)
Total other income (expense)	338,009	(283,348)

Net income before income taxes	2,839,033	2,729,848
Provision for income taxes	917	60,962
Net income	2,838,116	2,668,886

Other comprehensive income/(loss)
Foreign currency translation loss	(177,329)	(156,559)
Comprehensive income	$2,660,787	$2,512,327

Income Per Share-Basic	$0.41	$0.39
Income Per Share-Diluted	$0.40	$0.39

Weighted Average Number of Shares-Basic	6,843,666	6,766,587
Weighted Average Number of Shares-Diluted	7,058,562	6,766,587

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series A Par		Common Stock Par
	Value $0.001		Value $0.01
						Retained	Accumulated
					Additional	Earnings	other	Total
	Number of		Number of		Paid-in	(Accumulated	Comperhensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at September 30, 2013	1,000,000	$1,000	6,766,587	$6,767	$199,562	$923,853	$-	$1,131,182
Foreign currency translations							$(156,559)	$(156,559)
Net income						$2,668,886		$2,668,886
Balance at September 30, 2014	1,000,000	$1,000	6,766,587	$6,767	$199,562	$3,592,739	$(156,559)	$3,643,509
Foreign currency translations							$(177,329)	$(177,329)
Stock issued for employee warrants			16,264	$16	$44,251			$44,267
Stock issued for convertible debt			371,069	$371	$763,645			$764,016
Stock issued for services			4,167	$4	$12,986			$12,990
Net income						$2,838,116		$2,838,116
Balance at September 30, 2015	1,000,000	$1,000	7,158,087	$7,158	$1,020,444	$6,430,855	$(333,888)	$7,125,569

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
	2015	2014
Cash Flows from Operating Activities

Net income (loss)	$2,838,116	$2,668,886
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772,434	494,654
Stock-based compensation	57,257	-
Changes in operating assets and liabilities:
Accounts receivable	(732,704)	(3,397,076)
Due from related party	-	1,560,522
Inventory	(99,189)	(6,110,979)
Prepaid expenses and other assets	(362,530)	(99,131)
Others	16,798	(48,203)
Accounts payable	1,664,873	2,150,220
Accrued expenses	(131,306)	376,811
Income taxes payable	11,714	62,032
Net cash provided by (used by) operating activities	4,035,463	(2,342,264)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,515,861)	(2,698,895)
Purchase of short-term investment	-	(559,815)
Redemption of short-term investments	559,815	-
Investment in subsidiary	-	(6,030,532)
Net cash used by investing activities	(956,046)	(9,289,242)

Cash Flows from Financing Activities
Proceeds from affiliated Loan	-	605,748
Payments on affiliated loan	(1,750,736)	-
Proceeds from bank loans	-	11,104,890
Payments on bank loans	(2,026,055)	-
Proceeds from convertible notes	2,038,016	-
Net cash provided by (used by) financing activities	(1,738,775)	11,710,638

Net increase (decrease) in cash	1,340,642	79,132
Cash beginning of period	146,095	66,963
Cash end of period	$1,486,737	$146,095

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$312,286	$333,316

Cash paid during the period for income taxes	$5,032	$27,873

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex Inc. ("Cemtrex" or the "Company") is a leading diversified technology company offering a range of products, systems, and solutions in a wide variety of industries around the world to meet today’s industrial and manufacturing challenges. Cemtrex, through its wholly owned subsidiaries provides electronic manufacturing services of custom engineered advanced electronics system assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

Cemtrex, through its Electronics Manufacturing Services (EMS) group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Cemtrex, through its Environmental Products and Systems (EPS) group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The Company also manufactures sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated	State or other jurisdiction of	Date of incorporation or	Attributable
subsidiary or entity	incorporation or organization	formation (date of acquisition, if applicable)	interest

Griffin Filters, LLC	New York	September 6,2005 (April 30,2007)	100%
ROB Cemtrex GmbH	Germany	August 15, 2013 (October 31, 2013)	100%
Cemtrex Ltd	Hong Kong	September 4, 2013	100%
ROB Systems, Srl.	Romania	November 1, 2013	100%
Cemtrex India (Pvt) Ltd.	India	April 10, 2009	100%

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

The Company has $65,002 and $68,101 allowance for doubtful accounts at September 30, 2015 and 2014, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2015 or 2014.

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

There was $148,967 in inventory obsolescence at September 30, 2015 and 2014.

Cemtrex, Inc. and Subsidiaries

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2015 or 2014.

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

There were 67,569 and zero potentially dilutive common shares outstanding for the fiscal years ended September 30, 2015 or 2014, respectively.

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2015 and September 30, 2014, comprehensive income includes losses of $177,329 and $156,559, respectively, which were entirely from foreign currency translation.

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

Cemtrex, Inc. and Subsidiaries

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - "Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting—Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965)". There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which amends ASC 330, Inventory. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate the adoption of this standard will have a material impact on its Consolidated Financial Statements.

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

Cemtrex, Inc. and Subsidiaries

The following tables present information about the Company’s assets measured at fair value as of September 30, 2015 and September 30, 2014:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Investment in certificates of deposit
(included in short-term investments)	$559,815	$-	$-	$559,815

	$559,815	$-	$-	$559,815

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	September 30,
	2015	2014
Accounts receivable	$4,836,046	$4,106,441
Allowance for doubtful accounts	(65,002)	(68,101)
	$4,771,044	$4,038,340

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 5 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2015	2014
Raw materials	$3,345,432	$3,449,501
Work in progress	1,306,906	1,254,013
Finished goods	1,866,145	1,715,780
	6,518,483	6,419,294

Less: Allowance for inventory obsolescence	(148,967)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$6,369,516	$6,270,327

Cemtrex, Inc. and Subsidiaries

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2015	2014
Land	$1,194,979	$1,065,500
Building	3,938,544	4,387,880
Furniture and office equipment	576,741	316,715
Computer software	286,638	46,619
Machinery and equipment	3,663,526	2,234,423
	9,660,428	8,051,137

Less: Accumulated depreciation	(1,517,905)	(652,041)
Property and equipment, net	$8,142,523	$7,399,096

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2015. Depreciation and amortization of property and equipment totaled approximately $772,434 and $494,654 for fiscal years ended September 30, 2015 and 2014, respectively.

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2015 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $120,296 and other current assets of $773,496 and on September 30, 2014 had $531,262, of prepayments on inventory purchases.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2015 the Company has the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
March 26, 2015	$100,000	12 Months	10%	70% of market	6 Months
May 7, 2015	200,000	9 Months	8%	65% of market	6 Months
May 12, 2015	174,000	9 Months	8%	65% of market	6 Months
June 8, 2015	200,000	12 Months	10%	70% of market	6 Months
June 25, 2015	300,000	12 Months	8%	65% of market	6 Months
August 21, 2015	300,000	12 Months	10%	75% of market	6 Months
Total	$1,274,000

The use of the proceeds from the notes issued is for growth capital and planned acquisitions. As per the terms of these convertible notes the Company has reserved 1,500,000 shares (post reverse split basis) representing approximately six times the actual shares that would be issued upon conversion of all the notes.

As of September 30, 2015, 371,069 shares of the Company’s common stock have been issued to satisfy $658,000 of convertible notes payable.

NOTE 9 – LONG-TERM LIABILITIES

Loan payable to bank

On October 31, 2013, the company acquired a term loan from Sparkasse Bank of Germany in the amount of €3,000,000 ($4,006,500, based upon exchange rate on October 31, 2013) in order to fund the purchase of ROB Cemtrex GmbH. $3,133,286 of the proceeds went to direct purchase of ROB Cemtrex GmbH and $873,214 funded beginning operations. This loan carries interest of 4.95% per annum and is payable on October 30, 2021.

Cemtrex, Inc. and Subsidiaries

On October 31, 2013, the company acquired a working capital credit line from Sparkasse Bank of Germany in the amount of €1,000,000 ($1,335,500, based upon exchange rate on October 31, 2013) in order to further fund the operations of ROB Cemtrex GmbH. This loan carries interest of 4.00% per annum and is renewable every year. In February of 2014 and in May of 2014 the Company increased this credit line by €500,000 at each instance to a total of €2,000,000.

On March 1, 2014 the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for €4,000,000 ($5,500,400 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years.

On May 28, 2014 the Company financed an upgrade of the information technology infrastructure for ROB Cemtrex GmbH. The purchase was fully financed through a term loan Sparkasse Bank of Germany for €200,000 ($272,840 based upon the exchange rate on May 28, 2014). This loan carries interest of 4.50% and is payable over 4 years.

Loan payable to Shareholder

Please see Note 11 – Related Party Transactions for details on loans payable to Ducon Technologies, Inc..

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

Cemtrex, Inc. and Subsidiaries

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$4,941,350
Property and Equipment	981,593
Other long-term assets	13,355
Net assets acquired	$5,936,298

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has Notes payable to Ducon Technologies Inc., totaling $119,055 and $1,869,791 at September 30, 2015 and September 30, 2014, respectively. These notes are unsecured and carry 5% interest per annum.

NOTE 12 – SHAREHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of September 30, 2015 and September 30, 2014, there were 1,000,000 shares issued and outstanding, respectively.

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

During the year ending September 30, 2015 and 2014, the Company did not issue any Series A Preferred Stock.

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

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of September 30, 2015 and September 30, 2014, there were 7,158,087 and 6,766,587 shares issued and outstanding, respectively.

During the year ending September 30, 2015 the company issued 391,500 shares of Common Stock. During the year ended September 30, 2014 the Company did not issue any Common Stock.

During the year ending September 30, 2014 the company issued stock options for 100,000 shares to three key executives of ROB Cemtrex GmbH. These options have a call price of $1.80 per share, vest over four years, and expire after six years. During the year ended September 30, 2015 16,264 shares of common stock were issued in relation to these options.

During the year ending September 30, 2015 the company issued 371,069 shares of common stock to satisfy $658,000 of convertible notes payable (see NOTE 8).

Cemtrex, Inc. and Subsidiaries

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company’s Environmental Products and Services Group leases (i) approx. 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00 and (iii) approximately 1500 square feet of office on a month to month rental from a third party in Navi Mumbai, India at a monthly rental of $600.00.

The Company through its Electronics Manufacturing Services Group owns a 70,000 sq. ft. manufacturing building in Neulingen, Germany which has a 17 year 3.00% interest mortgage with monthly mortgage payments of €25,000, through March 2031. The Electronics Manufacturing Services Group also rents a 10,000 sq. ft. manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019.

NOTE 14 – INCOME TAX PROVISION

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

The provision for income taxes is as follows:

	September 30, 2015	September 30, 2014
Current taxes payable
Federal	$5,594	$14,048
State	5,506	13,825
Foreign	(10,183)	34,159
Deferred tax asset:	-	-
Deferred tax valuation allowance	-	-
Total	$917	$62,032

Cemtrex, Inc. and Subsidiaries

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2015	September 30, 2014
U.S. statutory rate	34.00%	34.00%
State income taxes (net of federal benefit)	9.00	9.00
Permanent differences	(42.97)	(37.40)
Benefit of net operating loss carry-forward	0.00	0.00
Effective rate	0.03%	5.60%

At September 30, 2015 and 2014, the Company has no net operating loss carryovers.

NOTE 15 – SUBSEQUENT EVENTS

On October 23, 2015, the Company issued a convertible note to an unrelated third party, in the amount of $515,000 which has twelve (12) month maturity, carries a 5% per annum interest rate and can be converted into Company’s common stock at a conversion price equaling 75% of the market price after six months from the date of issuance at the holder’s option.

On November 04, 2015, the Company issued a convertible note to another unrelated third party in the amount of $500,000 which has twelve (12) month maturity, carries a 10% per annum interest rate and can be converted into Company’s common stock at a conversion price equaling 75% of the market price after six months from the date of issuance at the holder’s option.

From October 1, 2015 to December 11, 2015, the company issued 369,265 shares of common stock pursuant to the conversion of $574,000 of convertible notes.

On December 15, 2015 Company acquired Advanced Industrial Services Inc. and its affiliate subsidiary company based in York, Pennsylvania for purchase price of approximately $7,500,000, and acquisition related expenses of $476,340. The purchase price was paid with $5,000,000 in cash, $1,500,000 in a seller's note, and $1,000,000 in the form of 315,458 shares of Cemtrex restricted Common Stock. AIS averaged approximately $23 million in annual revenue and $2.4 million in annual normalized EBITDA over the two calendar years 2013 and 2014. The Company worked with a local bank to finance the $5.25 million self-amortizing, seven (7) year term loan and $3.5 million working capital credit line for the transaction. The loans carry annual interest rates of 30 day LIBOR plus 2.25 and 2.0 respectively. The seller’s note is for 3 years at 6% amortizing in equal monthly payments starting February 15, 2016.