Form 10-Q
period 2015-12-31
CEMTREX INC
filed 2016-02-16
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 001-37464

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 8, 2016 the issuer had 8,127,423 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.   Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2015	2015
Assets
Current assets
Cash and equivalents	$2,379,981	$1,486,737
Restricted cash	624,443	-
Short-term investments	-	-
Accounts receivable, net	8,145,960	4,771,044
Inventory, net	6,792,217	6,369,516
Prepaid expenses and other current assets	1,446,568	893,792
Total current assets	19,389,169	13,521,089

Property and equipment, net	14,757,786	8,142,523
Goodwill	756,124	845,000
Notes receivable	121,000	-
Other assets	80,484	35,630
Total Assets	$35,104,563	$22,544,242

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$5,010,465	$4,386,578
Revolving line of credit	3,717,248	2,129,711
Accrued expenses	864,141	309,130
Accrued income taxes	41,396	73,746
Convertible notes payable	1,865,000	1,274,000
Current portion of long-term liabilities	2,096,639	654,020
Total current liabilities	13,594,889	8,827,185

Long-term liabilities
Notes payable	1,086,009	-
Notes payable - related party	113,173	119,055
Loans payable to bank	7,275,960	2,383,815
Mortgage payable	3,923,505	4,088,618
Total liabilities	25,993,536	15,418,673

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 7,649,451 shares issued and outstanding at December 31, 2015 and 7,158,087 shares issued and outstanding at September 30, 2015	7,649	7,158
Additional paid-in capital	2,776,225	1,020,444
Retained earnings	7,123,250	6,430,855
Accumulated other comprehensive loss	(797,097)	(333,888)
Total shareholders' equity	9,111,027	7,125,569
Total liabilities and shareholders' equity	$35,104,563	$22,544,242

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended
	December 31,
	2015	2014

Revenues	$13,314,693	$13,842,789

Cost of revenues	9,441,795	9,819,732

Gross profit	3,872,898	4,023,057

Operating expenses
General and administrative	3,405,912	3,621,822
Total operating expenses	3,405,912	3,621,822
Operating income (loss)	466,986	401,235

Other income (expense)
Other Income (expense)	350,653	57,549
Interest Expense	(175,418)	(140,612)
Total other income (expense)	175,235	(83,063)

Net income (loss) before income taxes	642,221	318,172
Provision for income taxes	(50,174)	(78,700)
Net income (loss)	692,395	396,872

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(463,209)	(85,943)
Comprehensive income/(loss)	$229,186	$310,929

Income (Loss) Per Share-Basic	$0.09	$0.06
Income (Loss) Per Share-Diluted	$0.09	$0.06

Weighted Average Number of Shares-Basic	7,410,703	6,771,833
Weighted Average Number of Shares-Diluted	7,481,717	6,784,007

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
	2015	2014
Cash Flows from Operating Activities

Net income	$692,395	$396,872
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,887	141,174
Share-based compensation	51,272	15,000
Shares issued for acquisition	1,000,000	-
Interest expense on convertible debt	31,000	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(16,016)	-
Accounts receivable	(162,919)	999,764
Inventory	43,176	(108,054)
Prepaid expenses and other assets	36,016	(357,367)
Others	(1,646)	14,169
Accounts payable	(124,424)	261,244
Revolving line of credit	102,975	(185,340)
Accrued expenses	(273,496)	133,352
Income taxes payable	(39,500)	(1,518)
Net cash provided by (used by) operating activities	1,549,720	1,309,296

Cash Flows from Investing Activities
Purchase of property and equipment	(174,057)	(150,037)
Purchase of short-term investment	-	-
Redemption of short-term investments	-	247,433
Investment in subsidiary, net of cash received	(7,387,413)	-
Net cash provided by (used by) investing activities	(7,561,470)	97,396

Cash Flows from Financing Activities
Proceeds from Notes Payable	1,500,000	-
Payments on affiliated loan	(5,882)	(191,790)
Proceeds from bank loans	5,000,000	-
Payments on bank loans	(816,624)	(600,407)
Proceeds from convertible notes	1,227,500	358,000
Net cash provided by (used by) financing activities	6,904,994	(434,197)

Net increase (decrease) in cash	893,244	972,495
Cash beginning of period	1,486,737	146,095
Cash end of period	$2,379,981	$1,118,590

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$82,576	$96,737

Cash paid during the period for income taxes	$-	$1,518

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today's industrial and manufacturing challenges. The Company provides electronic manufacturing services of advanced electric system assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

Cemtrex, through its Electronics Manufacturing Services (EMS) group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Cemtrex, through its Industrial Products and Services (IPS) group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group also manufactures, sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications. In addition the Company through its newly acquired business offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

On December 15, 2015 the Company acquired Advanced Industrial Solutions, Inc. (“AIS”) and its affiliate subsidiary company based in York Pennsylvania. Advanced Industrial Services Inc. is a well-known broad based industrial services provider that offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly. Over the years it has been one of the market leaders in installing high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. In addition, AIS has experience in installing industrial air filtration equipment, similar to the equipment sold by Cemtrex through its existing business operations (see NOTE 10).

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2015 (“2015 Annual Report”) of Cemtrex Inc. (“Cemtrex” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 1 of the notes to the consolidated financial statements included in the Company’s 2015 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to September 30, 2015.

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

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, Cemtrex Ltd., ROB Cemtrex GmbH, and Advanced Industrial Solutions, Inc.. All significant intercompany balances and transactions have been eliminated.

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2015, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

The following tables present information about the Company’s assets measured at fair value as of December 31, 2015 and December 31, 2014:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Investment in certificates of deposit (included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2014
Assets
Investment in certificates of deposit (included in short-term investments)	$312,382	$-	$-	$312,382

	$312,382	$-	$-	$312,382

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	December 31,	September 30,
	2015	2015
Accounts receivable	$8,210,271	$4,836,046
Allowance for doubtful accounts	(64,311)	(65,002)
	$8,145,960	$4,771,044

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 5 – INVENTORY, NET

Inventory, net, consist of the following:

	December 31,	September 30,
	2015	2015
Raw materials	$3,810,810	$3,345,432
Work in progress	1,279,353	1,306,906
Finished goods	1,755,847	1,866,145
	6,846,010	6,518,483

Less: Allowance for inventory obsolescence	(53,793)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$6,792,217	$6,369,516

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	September 30,
	2015	2015
Land	1,156,431	$1,194,979
Building	5,200,649	3,938,544
Furniture and office equipment	595,174	576,741
Computer software	282,439	286,638
Machinery and equipment	9,261,774	3,663,526
	16,496,467	9,660,428

Less: Accumulated depreciation	(1,738,681)	(1,517,905)
Property and equipment, net	14,757,786	$8,142,523

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2015 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,380,583, the current year income tax benefit of $20,785 and other current assets of $45,200. On June 30, 2014 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $805,929, an income tax benefit of $78,700, and other current assets of $4,000.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2015 the Company has the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
June 25, 2015	$300,000	12 Months	8%	65% of market	6 Months
August 21, 2015	300,000	12 Months	10%	75% of market	6 Months
October 19, 2015	515,000	12 Months	5%	75% of market	6 Months
November 3, 2015	500,000	12 Months	10%	75% of market	6 Months
December 18, 2015	250,000	12 Months	10%	75% of market	6 Months
Total	$1,865,000

The use of the proceeds from the notes issued is for growth capital and planned acquisitions. As per the terms of these convertible notes the Company has reserved 1,500,000 shares (post reverse split basis) representing approximately six times the actual shares that would be issued upon conversion of all the notes.

For the three months ended December 31, 2015, 483,791 shares of the Company’s common stock have been issued to satisfy $774,000 of convertible notes payable.

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

On December15, 2015, the company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Solutions, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum and is payable on December 15, 2022.

On December15, 2015, the company acquired a loan from Fulton Bank in the amount of $800,000 in order to fund the operations of Advanced Industrial Solutions, Inc. $620,000 of the proceeds was drawn upon closing. This loan carries interest of LIBOR plus 2.00% per annum and is payable on December 15, 2020.

Mortgage payable

On March 1, 2014 the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for €4,000,000 ($5,500,400 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years.

Notes payable

On December 15, 2015 the Company issued notes payable to the sellers of Advanced Industrial Solutions, Inc. for $1,500,000 to fund the purchase of AIS. These notes carry interest of 6% and are payable over 3 years.

Notes payable – related party

Please see Note 11 – Related Party Transactions for details on notes payable to Ducon Technologies, Inc..

NOTE 10 – BUSINESS COMBINATION

On December 15, 2015 the Company acquired Advanced Industrial Solutions, Inc. (“AIS”) and its affiliate subsidiary company based in York Pennsylvania. Advanced Industrial Services Inc. is a well-known broad based industrial services provider that offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly. Over the years it has been one of the market leaders in installing high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. In addition, AIS has experience in installing industrial air filtration equipment, similar to the equipment sold by Cemtrex through its existing business operations.

The acquisition date fair value of the total consideration transferred was $7.5 million, which consisted of the following:

Cemtrex, Inc. common stock	1,000,000
Loan from bank	5,000,000
Note payable	1,500,000
Total Purchase Price	$7,500,000

In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of December 15, 2015 (the acquisition date). The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$112,587
Short-term investments	608,427
Accounts receivable, net	3,211,997
Prepaid expenses	551,292
Inventory, net	465,877
Deferred costs	43,208
Property, plant, and equipment, net	6,652,093
Goodwill	(88,876)
Other	121,000
Total Liabilities	(4,177,605)
Net assets acquired	$7,500,000

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company has Notes payable to Ducon Technologies Inc., totaling $113,173 and $119,055 at December 31, 2015 and September 30, 2015, respectively. These notes are unsecured and carry 5% interest per annum.

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

During the three month periods ending December 31, 2015 and 2014, the Company did not issue any Series A Preferred Stock.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of December 31, 2015 there were 7,649,451 shares issued and outstanding and at September 30, 2015, there were 7,158,087 shares issued and outstanding.

During the three month period ended December 31, 2015 the Company issued 491,374 shares of common stock. During the three month period ended December 31, 2014, the Company did not issue any common stock.

During the fiscal year ended September 30, 2014 the company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of December 31, 2015, 16,264 shares have been exercised and none have expired or have been cancelled.

For the three months ended December 31, 2015, 483,791 shares of the Company’s common stock have been issued to satisfy $774,000 of convertible notes payable (see NOTE 8).

NOTE 13 – COMMITMENTS AND CONTIGENCIES

The Company’s Industrial Products and Services Group leases (i) approx. 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00, (iii) approximately 1500 square feet of office on a month to month rental from a third party in Navi Mumbai, India at a monthly rental of $600.00, (iv) approximately 25,000 sq. ft. of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (v) approximately 43,000 sq. ft. of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, and (vi) approximately 15,500 sq. ft. of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2016.

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

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of its 10-Q for the quarter ended December 31, 2015. The Company is not aware of any subsequent events that require recognition or disclosure in the consolidated financial statements.

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

General Overview

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today's industrial and manufacturing challenges. The Company provides electronic manufacturing services of advanced electric system assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

Cemtrex, through its Electronics Manufacturing Services (EMS) group, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Cemtrex, through its Industrial Products and Services (IPS) group, sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group also manufactures, sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications. In addition the Company through its newly acquired business offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

On December 15, 2015 the Company acquired Advanced Industrial Solutions, Inc. (“AIS”) and its affiliate subsidiary company based in York Pennsylvania. Advanced Industrial Services Inc. is a well-known broad based industrial services provider that offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly. Over the years it has been one of the market leaders in installing high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. In addition, AIS has experience in installing industrial air filtration equipment, similar to the equipment sold by Cemtrex through its existing business operations (see NOTE 10).

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2015.

Results of Operations - For the three months ending December 31, 2015 and 2014

Total revenue for the three months ended December 31, 2015 and 2014 was $13,314,693 and $13,842,789, respectively, a decrease of $528,096, or 4%. Net income for the three months ended December 31, 2015 and 2014 was $692,395 and $396,872, respectively, an increase of $295,523, or 74%. Net income in the first quarter increased, as compared to net income in the same period last year, due to lower operating expense and an increase in other income.

Revenues

Industrial products and services revenues for three months ended December 31, 2015 increased by $525,802 or 7%, to $7,865,441 from $7,339,669 for the three months ended December 31, 2014. The increase was primarily due to the acquisition of AIS on December 15, 2015.

Electronics manufacturing services revenues for three months ended December 31, 2015 decreased by $1,053,898 or 16% to $5,449,252 from $6,503,150 for the three months ended December 31, 2014. The primary reason for decreased sales was due to the decline in exchange rate of the Euro vs US Dollar. Additionally, the sales were lower due to the timing of shipments of in-house orders during this quarter as compared to the same quarter a year ago.

Gross Profit

Gross Profit for the three months ended December 31, 2015 was $3,872,898 or 29% of revenues as compared to gross profit of $4,023,057 or 29% of revenues for the three months ended December 31, 2014. The gross profit percentage has remained constant in the three months ended December 31, 2015 compared to the same quarter in the prior year.

Operating Expenses

 Operating expenses for the three months ended December 31, 2015 decreased $215,910 or 6% to $3,405,912 from $3,621,822 for the three months ended December 31, 2014. Operating expenses as a percentage of revenue remained constant at 27% for the three month period ended December 31, 2015 and December 31, 2014. The decreases in operating expenses were primarily due to reductions in salaries and fringe benefits, and insurance expenses.

Other Income/(Expense)

Interest and other income/(expense) for the first quarter of fiscal 2016 was $175,235 as compared to $(83,063) for the first quarter of fiscal 2015. The income was due primarily to forgiveness of some debt in the Electronics manufacturing services group.

Provision for Income Taxes

During the first quarter of fiscal 2016 we recorded an income tax benefit of $20,785 and the reversal of the provision for the Fiscal year 2014 of $29,389 now filed, compared to an income tax benefit of $78,700 for the first quarter of fiscal 2015. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to income taxes in their respective jurisdictions.

Net Income/Loss

The Company had net income of $692,395 or 5% of revenues, for the three month period ended December 31, 2015 as compared to a net income of $396,872 or 3% of revenues, for the three months ended December 31, 2014. Net income in the first quarter increased, as compared to net income in the same period last year, due largely to lower operating expenses and the forgiveness of debt in the Electronic manufacturing services group.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $5,794,280 at December 31, 2015 compared to $4,693,904 at September 30, 2015. This includes cash and cash equivalents of $2,379,981 at December 31, 2015 and $1,486,737 at September 30, 2015, respectively. The increase in working capital was primarily due to increases in cash and equivalents, restricted cash, accounts receivable, inventory, prepaid expenses and other current assets, purchases of property and equipment, payments on affiliated loans, and payments on bank loans, offset by increases in accounts payable, revolving line of credit, and accrued expenses, and issuance of convertible notes.

Accounts receivable increased $3,374,916 or 71% to $7,895,241 at December 31, 2015 from $4,771,044 at September 30, 2015. The increase in accounts receivable is attributable to the acquisition of Advanced Industrial Services, Inc..

Inventories increased $422,701 or 7% to $6,792,217 at December 31, 2015 from $6,369,516 at September 30, 2015. The increase in inventories is attributable to the acquisition of Advanced Industrial Services, Inc..

Operating activities provided $1,549,720 of cash for the three months ended December 31, 2015 compared to providing cash of $1,309,296 of cash for the three months ended December 31, 2014. The increase in operating cash flows was primarily due to the issuance of stock for the acquisition of AIS during the three months ended December 31, 2015.

Investment activities used $7,561,470 of cash for the three months ended December 31, 2015 compared to providing cash of $97,396 during the three month period ended December 31, 2014. Investing activities were primarily driven by the acquisition of AIS.

Financing activities provided $6,904,994 of cash for the three month period ended December 31, 2015 as compared to using cash of $619,537 in the three month period ended December 31, 2014. Financing activities were primarily driven by proceeds of bank loans for the acquisition of AIS.

Our strategic plan includes the expansion of the Company both organically and through acquisitions. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we use debt and equity vehicles in addition to cash flow from operations to fund our growth and working capital needs.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Cemtrex, Inc.

Dated: February 16, 2016	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: February 16, 2016		/s/ Renato Dela Rama
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

