Form 10-Q
period 2016-03-31
CEMTREX INC
filed 2016-05-16
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 9, 2016 the issuer had 8,538,701 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.   Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2016	2015
Assets
Current assets
Cash and equivalents	$3,281,703	$1,486,737
Restricted cash	883,538	-
Accounts receivable, net	10,986,777	4,771,044
Inventory, net	6,446,374	6,369,516
Prepaid expenses and other current assets	974,606	893,792
Total current assets	22,572,998	13,521,089

Property and equipment, net	14,267,269	8,142,523
Goodwill	854,205	845,000
Notes receivable	-	-
Other assets	334,652	35,630
Total Assets	$38,029,124	$22,544,242

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$5,790,012	$4,386,578
Revolving line of credit	3,515,889	2,129,711
Accrued expenses	1,944,265	309,130
Accrued income taxes	16,558	73,746
Convertible notes payable	1,951,500	1,274,000
Current portion of long-term liabilities	2,167,075	654,020
Total current liabilities	15,385,299	8,827,185

Long-term liabilities
Notes payable	949,880	-
Notes payable - related party	228,357	119,055
Loans payable to bank	7,193,204	2,383,815
Mortgage payable	3,786,353	4,088,618
Total liabilities	27,543,093	15,418,673

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 8,456,148 shares issued and outstanding at March 31, 2016 and 7,158,087 shares issued and outstanding at September 30, 2015	8,456	7,158
Additional paid-in capital	3,271,418	1,020,444
Retained earnings	7,953,146	6,430,855
Accumulated other comprehensive loss	(747,989)	(333,888)
Total shareholders' equity	10,486,031	7,125,569
Total liabilities and shareholders' equity	$38,029,124	$22,544,242

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$18,908,100	$14,330,940	$32,222,793	$28,173,729

Cost of revenues	13,075,372	10,086,432	22,517,167	19,906,164

Gross profit	5,832,728	4,244,508	9,705,626	8,267,565

Operating expenses
General and administrative	4,937,642	3,446,935	8,343,554	7,068,757
Total operating expenses	4,937,642	3,446,935	8,343,554	7,068,757
Operating income (loss)	895,086	797,573	1,362,072	1,198,808

Other income (expense)
Other Income (expense)	113,853	452,060	464,506	509,609
Interest Expense	(184,743)	(189,460)	(360,161)	(330,072)
Total other income (expense)	(70,890)	262,600	104,345	179,537

Net income (loss) before income taxes	824,196	1,060,173	1,466,417	1,378,345
Provision for income taxes	(5,700)	(21,400)	(55,874)	(100,100)
Net income (loss)	829,896	1,081,573	1,522,291	1,478,445

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	49,108	(182,659)	(414,101)	(268,602)
Comprehensive income/(loss)	$879,004	$898,914	$1,108,190	$1,209,843

Income (Loss) Per Share-Basic	$0.10	$0.16	$0.20	$0.22
Income (Loss) Per Share-Diluted	$0.10	$0.16	$0.19	$0.22

Weighted Average Number of Shares-Basic	8,137,476	6,766,587	7,774,090	6,771,833
Weighted Average Number of Shares-Diluted	8,201,842	6,766,587	7,842,254	6,784,007

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
Cash Flows from Operating Activities	2016	2015

Net income	$1,522,291	$1,478,445
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	666,782	370,981
Share-based compensation	51,272	63,273
Shares issued for acquisition	1,000,000	-
Discounts on convertible debt	(74,000)	-
Interest expense on convertible debt	37,500	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(275,111)	-
Accounts receivable	(3,003,736)	123,279
Inventory	389,019	40,888
Prepaid expenses and other assets	507,978	(1,132,348)
Others	(255,814)	17,823
Accounts payable	655,123	807,206
Revolving line of credit	(98,384)	-
Accrued expenses	806,628	166,175
Income taxes payable	(64,338)	(5,032)
Net cash provided by (used by) operating activities	1,865,210	1,930,690

Cash Flows from Investing Activities
Purchase of property and equipment	(116,515)	(150,037)
Redemption of short-term investments	-	559,815
Investment in subsidiary, net of cash received	(7,387,414)	-
Net cash provided by (used by) investing activities	(7,503,929)	409,778

Cash Flows from Financing Activities
Proceeds from Notes Payable	1,500,000	-
Payments on notes payable	(76,914)	-
Proceeds/(payments) on affiliated loan	109,302	(659,206)
Proceeds from bank loans	5,000,000	-
Payments on bank loans	(976,203)	(2,181,569)
Proceeds from convertible notes	1,877,500	858,000
Net cash provided by (used by) financing activities	7,433,685	(1,982,775)

Net increase (decrease) in cash	1,794,966	357,693
Cash beginning of period	1,486,737	146,095
Cash end of period	$3,281,703	$503,788

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$292,173	$96,737

Cash paid during the period for income taxes	$-	$5,032

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today's industrial and manufacturing challenges. The Company provides manufacturing services of advanced electronic system assemblies, provides broad-based industrial services, instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

Through our Electronics Manufacturing Services (“EMS”) group, we provide end to end electronic manufacturing services, which include product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Our EMS group offers fully integrated contract manufacturing services to global original equipment manufacturers (OEMs) and technology companies that operate primarily in the medical, industrial, automation, automotive, and renewable markets.

Through our Industrial Products and Services (“IPS”) group, we provide a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group also manufactures, sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. We also market monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications. In addition we, through our newly acquired business, offer one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

On December 15, 2015 we acquired Advanced Industrial Services Inc. (“AIS”) and its affiliate subsidiary company based in York, Pennsylvania for a purchase price of approximately $7,500,000, and acquisition related expenses of $476,340. The purchase price was paid with $5,000,000 in cash, $1,500,000 in a seller's note, and $1,000,000 in the form of 315,458 shares of Cemtrex restricted Common Stock. AIS averaged approximately $23 million in annual revenue and $2.4 million in annual normalized EBITDA over the two calendar years 2013 and 2014. We worked with a local bank to finance the $5.25 million self-amortizing, seven (7) year term loan and $3.5 million working capital credit line for the transaction. The loans carry annual interest rates of 30 day LIBOR plus 2.25 and 2.0 respectively. The seller’s note is for 3 years at 6% (see NOTE 11).

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

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, Cemtrex Ltd., ROB Cemtrex GmbH, and Advanced Industrial Services, Inc. All significant intercompany balances and transactions have been eliminated.

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

NOTE 3 – LIQUIDITY

Our current strategic plan includes the expansion of the Company both organically and through acquisitions if market conditions and competitive conditions allow. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we anticipate that we will likely raise additional external capital from the sale of common stock, preferred stock, and debt instruments as market conditions may allow in addition to cash flow from operations to fund our growth and working capital needs.

To the extent that our internally-generated cash flow is insufficient to meet our needs, we are subject to uncertain and ever-changing debt and equity capital market conditions over which we have no control. The magnitude and the timing of the funds that we need to raise from external sources also cannot be easily predicted.

In the event that we need to raise significant amounts of external capital at any time or over an extended period, we face a clear risk that we may need to do so under adverse capital market conditions with the result that persons who acquire our common stock may incur significant and immediate dilution should we raise capital from the sale of our common or preferred stock. Similarly, we may need to meet our external capital needs from the sale of secured or unsecured debt instruments at interest rates and with such other debt covenants and conditions as the market then requires. In all of these transactions we anticipate that we will likely need to raise significant amounts of additional external capital to support our growth. However, there can be no guarantee that we will be able to raise external capital on terms that are reasonable in light of current market conditions. In the event that we are not able to do so, persons who acquire our common stock may face significant and immediate dilution and other adverse consequences. Further, debt covenants contained in debt instruments that we issue may limit our financial and operating flexibility with consequent adverse impact on our common stock market price.

There is no guarantee that cash flow from operations and/or debt and equity vehicles will provide sufficient capital to meet our expansion goals and working capital needs.

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at March 31, 2016 and 2015.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	March 31,	September 30,
	2016	2015
Accounts receivable	$11,052,088	$4,836,046
Allowance for doubtful accounts	(65,311)	(65,002)
	$10,986,777	$4,771,044

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 6 – INVENTORY, NET

Inventory, net, consist of the following:

	March 31,	September 30,
	2016	2015
Raw materials	$3,956,288	$3,345,432
Work in progress	1,060,322	1,306,906
Finished goods	1,491,558	1,866,145
	6,508,168	6,518,483

Less: Allowance for inventory obsolescence	(61,794)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$6,446,374	$6,369,516

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2016	2015
Land	1,207,075	$1,194,979
Building	5,049,035	3,938,544
Furniture and office equipment	614,621	576,741
Computer software	295,621	286,638
Machinery and equipment	9,402,464	3,663,526
	16,568,816	9,660,428

Less: Accumulated depreciation	(2,301,547)	(1,517,905)
Property and equipment, net	14,267,269	$8,142,523

NOTE 8 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2016 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $946,621, the current year income tax benefit of $26,485 and other current assets of $1,500. On March 31, 2015 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,093,270, an income tax benefit of $100,100, and other current assets of $470,240.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2016 the Company has the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Column1	Column2	Column3	Column4	Column5	Column6
Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
August 21, 2015	30,000	12 Months	10%	75% of market	6 Months
October 19, 2015	515,000	12 Months	5%	75% of market	6 Months
November 3, 2015	500,000	12 Months	10%	75% of market	6 Months
December 18, 2015	250,000	12 Months	10%	75% of market	6 Months
January 7, 2016	213,500	12 Months	8%	75% of market	6 Months
February 29, 2016	215,000	12 Months	8%	75% of market	6 Months
March 16, 2016	258,000	12 Months	10%	75% of market	6 Months
Total	$1,981,500

The use of the proceeds from the notes issued is for growth capital and planned acquisitions. As per the terms of these convertible notes the Company has reserved 4,000,000 shares (post reverse split basis) representing approximately three times the actual shares that would be issued upon conversion of all the notes.

For the six months ended March 31, 2016, 934,357 shares of the Company’s common stock have been issued to satisfy $1,244,000 of convertible notes payable.

NOTE 10 – LONG-TERM LIABILITIES

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

On December15, 2015, the company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum and is payable on December 15, 2022.

On December15, 2015, the company acquired a loan from Fulton Bank in the amount of $800,000 in order to fund the operations of Advanced Industrial Services, Inc. $620,000 of the proceeds was drawn upon closing. This loan carries interest of LIBOR plus 2.00% per annum and is payable on December 15, 2020.

Mortgage payable

On March 1, 2014 the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for €4,000,000 ($5,500,400 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years.

Notes payable

On December 15, 2015 the Company issued notes payable to the sellers of Advanced Industrial Services, Inc. for $1,500,000 to fund the purchase of AIS. These notes carry interest of 6% and are payable over 3 years.

Notes payable – related party

Please see Note 11 – Related Party Transactions for details on notes payable to Ducon Technologies, Inc.

NOTE 11 – BUSINESS COMBINATION

On December 15, 2015 the Company acquired Advanced Industrial Services, Inc. (“AIS”) and its affiliate subsidiary company based in York Pennsylvania. Advanced Industrial Services Inc. is a well-known broad based industrial services provider that offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly. Over the years it has been one of the market leaders in installing high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. In addition, AIS has experience in installing industrial air filtration equipment, similar to the equipment sold by Cemtrex through its existing business operations.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$112,586
Short-term investments	608,427
Accounts receivable, net	3,211,997
Prepaid expenses	551,292
Inventory, net	465,877
Deferred costs	43,208
Property, plant, and equipment, net	6,620,079
Goodwill	9,205
Other	121,000
Total Liabilities	(4,243,671)
Net assets acquired	$7,500,000

The following supplemental pro forma information presents the financial results as if the acquisition of AIS had occurred October 1, 2014:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$18,908,100	$19,805,679	$34,208,605	$38,414,928

Net income	$829,896	$1,105,246	922,893	$1,250,439

Income (Loss) Per Share-Basic	$0.10	$0.16	$0.11	$0.18

Income (Loss) Per Share-Diluted	$0.10	$0.16	$0.11	$0.18

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has Notes payable to Ducon Technologies Inc., totaling $228,357 and $119,055 at March 31, 2016 and September 30, 2015, respectively. These notes are unsecured and carry 5% interest per annum.

NOTE 13 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of March 31, 2016 and September 30, 2014, there were 1,000,000 shares issued and outstanding, respectively.

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

During the six-month periods ending March 31, 2016 and 2015, the Company did not issue any Series A Preferred Stock.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of March 31, 2016 there were 8,456,148 shares issued and outstanding and at September 30, 2015, there were 7,158,087 shares issued and outstanding.

During the six-month period ended March 31, 2016 the Company issued 1,298,061 shares of common stock. During the six-month period ended March 31, 2015, the Company issued 24,596 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, Company’s Chairman and CEO. These options have a call price of $1.70 per share, and expire after six years. As of March 31, 2016 no shares under this option have been exercised.

During the fiscal year ended September 30, 2014 the company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of March 31, 2016, 16,264 shares have been exercised and none have expired or have been cancelled.

For the six months ended March 31, 2016, 934,357 shares of the Company’s common stock have been issued to satisfy $774,000 of convertible notes payable (see NOTE 9).

NOTE 14 – COMMITMENTS AND CONTIGENCIES

Our IPS group leases (i) approx. 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00, (iii) approximately 1500 square feet of office on a month to month rental from a third party in Navi Mumbai, India at a monthly rental of $600.00, (iv) approximately 25,000 sq. ft. of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (v) approximately 43,000 sq. ft. of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, and (vi) approximately 15,500 sq. ft. of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2016.

Our EMS group owns a 70,000 sq. ft. manufacturing building in Neulingen, Germany which has a 17 year 3.00% interest mortgage with monthly mortgage payments of €25,000, through March 2031. The EMS group also rents a 10,000 sq. ft. manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019.

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 16 – SUBSEQUENT EVENTS

On April 22, 2016, the Company issued a convertible note to an unrelated party in the amount of $525,000. The twelve (12) month maturity note carries an interest rate of 10% per annum, and can be converted into Company’s common stock at a conversion price equaling 80% of the market price only after six months from the date of issuance at the holder’s option.

On April 11, 2016, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Chardan Capital Markets, LLC (“Chardan”), pursuant to which we may issue and sell shares of our common stock from time to time through Chardan as our sales agent. The issuance and sale of shares by the Company under the Equity Distribution Agreement, if any, is subject to the effectiveness of the Company’s shelf registration statement on Form S-3, as filed with the Securities and Exchange Commission on April 11, 2016 and not yet declared effective by the Securities and Exchange Commission. The Company makes no assurance as to the effectiveness of its shelf registration statement.

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

General Overview

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today's industrial and manufacturing challenges. The Company provides manufacturing services of advanced electronic system assemblies, provides broad-based industrial services, instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

Through our Electronics Manufacturing Services (“EMS”) group, we provide end to end electronic manufacturing services, which include product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Our EMS group offers fully integrated contract manufacturing services to global original equipment manufacturers (OEMs) and technology companies that operate primarily in the medical, industrial, automation, automotive, and renewable markets.

Through our Industrial Products and Services (“IPS) group, we sell a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The group also manufactures, sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. We also market monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications. In addition through our newly acquired business offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

On December 15, 2015 we acquired Advanced Industrial Services, Inc. (“AIS”) and its affiliate subsidiary company based in York Pennsylvania. Advanced Industrial Services Inc. is a well-known broad based industrial services provider that offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly. Over the years it has been one of the market leaders in installing high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. In addition, AIS has experience in installing industrial air filtration equipment, similar to the equipment sold by Cemtrex through its existing business operations (see NOTE 11).

Liquidity

Our current strategic plan includes the expansion of the Company both organically and through acquisitions if market conditions and competitive conditions allow. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, we anticipate that we will likely raise additional external capital from the sale of common stock, preferred stock, and debt instruments as market conditions may allow in addition to cash flow from operations to fund our growth and working capital needs.

To the extent that our internally-generated cash flow is insufficient to meet our needs, we are subject to uncertain and ever-changing debt and equity capital market conditions over which we have no control. The magnitude and the timing of the funds that we need to raise from external sources also cannot be easily predicted.

In the event that we need to raise significant amounts of external capital at any time or over an extended period, we face a clear risk that we may need to do so under adverse capital market conditions with the result that persons who acquire our common stock may incur significant and immediate dilution should we raise capital from the sale of our common or preferred stock. Similarly, we may need to meet our external capital needs from the sale of secured or unsecured debt instruments at interest rates and with such other debt covenants and conditions as the market then requires. In all of these transactions we anticipate that we will likely need to raise significant amounts of additional external capital to support our growth. However, there can be no guarantee that we will be able to raise external capital on terms that are reasonable in light of current market conditions. In the event that we are not able to do so, persons who acquire our common stock may face significant and immediate dilution and other adverse consequences. Further, debt covenants contained in debt instruments that we issue may limit our financial and operating flexibility with consequent adverse impact on our common stock market price.

There is no guarantee that cash flow from operations and/or debt and equity vehicles will provide sufficient capital to meet our expansion goals and working capital needs.

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

Results of Operations - For the three months ending March 31, 2016 and 2015

Total revenue for the three months ended March 31, 2016 and 2015 was $18,908,100 and $14,330,940, respectively, an increase of $4,577,160, or 32%. Net income for the three months ended March 31, 2016 and 2015 was $829,896 and $1,081,573, respectively, a decrease of $251,677, or 23%. Net income in the second quarter decreased, as compared to net income in the same period last year, due to one-time expenses related to certain planned and uncompleted acquisitions and other corporate marketing expenses.

Revenues

Our IPS group’s revenues for three months ended March 31, 2016 increased by $5,727,531 or 80%, to $12,872,775 from $7,145,244 for the three months ended March 31, 2015. The increase was primarily due to the acquisition of AIS on December 15, 2015.

Our EMS group’s revenues for the three months ended March 31, 2016 decreased by $1,150,371 or 16% to $6,035,325 from $7,185,696 for the three months ended March 31, 2015. The primary reason for decreased sales was due to the postponement of the execution of in-house orders during this quarter as compared to the same quarter a year ago.

Gross Profit

Gross Profit for the three months ended March 31, 2016 was $5,832,728 or 31% of revenues as compared to gross profit of $4,244,508 or 30% of revenues for the three months ended March 31, 2015. The gross profit percentage has increased slightly in the three months ended March 31, 2016 compared to the same period in the prior year due to the mix of products shipped and services offered during the respective quarters.

Operating Expenses

 Operating expenses for the three months ended March 31, 2016 increased $1,490,707 or 43% to $4,937,642 from $3,446,935 for the three months ended March 31, 2015. Operating expenses as a percentage of revenue increased to 26% of revenues for the three month period ended March 31, 2016 compared to 24% for the three month period ended March 31, 2015. The increases in operating expenses as a percentage were primarily due to one-time expenses related to certain planned and uncompleted acquisitions and other corporate marketing expenses.

Other Income/(Expense)

Interest and other income/(expense) for the second quarter of fiscal 2016 was $(70,890) as compared to $262,600 for the second quarter of fiscal 2015. The expense was due primarily to interest on the acquisition loans for AIS.

Provision for Income Taxes

During the Second quarter of fiscal 2016 we recorded an income tax benefit of $5,700 compared to an income tax benefit of $21,400 for the second quarter of fiscal 2015. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

 Net Income/Loss

The Company had net income of $829,896 or 4% of revenues, for the three month period ended March 31, 2016 as compared to a net income of $1,081,573 or 8% of revenues, for the three months ended March 31, 2015. Net income in the second quarter decreased, as compared to net income in the same period last year, due largely to one-time expenses related to certain planned and uncompleted acquisitions and other corporate marketing expenses.

Results of Operations - For the six months ending March 31, 2016 and 2015

Total revenue for the six months ended March 31, 2016 and 2015 was $32,222,793 and $28,173,129, respectively, an increase of $4,049,064, or 14%. Net income for the six months ended March 31, 2016 and 2015 was $1,552,291 and $1,478,445, respectively, an increase of $43,846, or 3%. Net income in the first and second quarters increased, as compared to net income in the same period last year, due largely to an improved gross profit compared to the same period in the prior year.

Revenues

Our IPS group’s revenues for the six months ended March 31, 2016 increased by $6,253,333 or 43%, to $20,738,216 from $14,484,833 for the six months ended March 31, 2015. The increase was primarily due to the acquisition of AIS on December 15, 2015.

Our EMS group’s revenues for the six months ended March 31, 2016 decreased by $2,204,269 or 16% to $11,484,577 from $13,688,846 for the six months ended March 31, 2015. The primary reason for decreased sales was due to the postponement of the executing of in-house orders during this quarter as compared to the same period a year ago.

Gross Profit

Gross Profit for the six months ended March 31, 2016 was $9,705,626 or 30% of revenues as compared to gross profit of $8,267,565 or 29% of revenues for the six months ended March 31, 2015. The gross profit percentage has increased slightly in the six months ended March 31, 2016 compared to the same period in the prior year due to the mix of products shipped and services offered during the respective periods.

Operating Expenses

Operating expenses for the six months ended March 31, 2016 increased $1,274,797 or 18% to $8,343,554 from $7,068,757 for the six months ended March 31, 2015. Operating expenses as a percentage of revenue increased slightly to 26 % for the six month period ended March 31, 2016 as compared to 25% for the six month period ended March 31, 2015. The increases in operating expenses were primarily due to one-time expenses related to certain planned and uncompleted acquisitions and other corporate marketing expenses.

Other Income/(Expense)

Interest and other income/(expense) for the first and second quarters of fiscal 2016 was $104,345 as compared to $179,573 for the first and second quarters of fiscal 2015. The decrease in income was due primarily to interest on the acquisition loans for AIS.

Provision for Income Taxes

During the first and second quarters of fiscal 2016 we recorded an income tax benefit of $55,874 compared to an income tax benefit of $100,100 for the first and second quarters of fiscal 2015. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

 Net Income/Loss

The Company had net income of $1,522,291 or 5% of revenues, for the six month period ended March 31, 2016 as compared to a net income of $1,478,445 or 5% of revenues, for the six months ended March 31, 2015. Net income in the first and second quarters increased, as compared to net income in the same period last year, due largely to an increased gross profit compared to the some period in the prior year.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

  Working capital was $7,187,699 at March 31, 2016 compared to $4,693,904 at September 30, 2015. This includes cash and cash equivalents of $3,281,703 at March 31, 2016 and $1,486,737 at September 30, 2015, respectively. The increase in working capital was primarily due to increases in cash and equivalents, restricted cash, accounts receivable, inventory, prepaid expenses and other current assets, and a decrease in accrued income taxes, offset by increases in accounts payable, revolving line of credit, and accrued expenses, current portion of long-term liabilities, and the issuance of convertible notes.

Accounts receivable increased $6,215,733 or 130% to $10,986,777 at March 31, 2016 from $4,771,044 at September 30, 2015. The increase in accounts receivable is attributable to the acquisition of Advanced Industrial Services, Inc.

Inventories increased $76,858 or 1% to $6,446,374 at March 31, 2016 from $6,369,516 at September 30, 2015. The increase in inventories is attributable to the acquisition of Advanced Industrial Services, Inc.

Operating activities provided $1,865,210 of cash for the six months ended March 31, 2016 compared to providing cash of $1,930,690 of cash for the six months ended March 31, 2015. The decrease in operating cash flows was primarily due to the increase in accounts receivable for the six months ended March 31, 2016

Investment activities used $7,503,929 of cash for the six months ended March 31, 2016 compared to providing cash of $409,778 during the six month period ended March 31, 2015. Investing activities were primarily driven by the acquisition of AIS.

Financing activities provided $7,433,685 of cash for the six month period ended March 31, 2016 as compared to using cash of $1,982,775 in the six month period ended March 31, 2015. Financing activities were primarily driven by proceeds of bank loans for the acquisition of AIS.

In the event that we raise significant external capital from the issuance of our common stock, preferred stock, or any one or more debt instruments, we remain subject to the uncertainties and the volatility of the capital markets over which we have no control. In all of these transactions we may be forced to raise capital on adverse terms or terms that are not reasonable in light of current market conditions. As a result, persons who acquire our common stock may incur immediate and substantial dilution and, in the case of our issuance of preferred stock or any debt instrument, we may issue preferred stock with rights and privileges that adversely impact common stockholder rights, and, in the case of the issuance of any debt instrument, the affirmative and negative covenants that we may be required to accept, could adversely impact our financial and operating flexibility with consequent adverse impact on the rights of our common stockholders and our common stock market price.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our expansion goals and working capital needs.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 6. Exhibits

10.1	Equity Distribution Agreement, dated April 11. 2016, between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.2 to the Company’s registration statement on Form S-3 filed on April 11, 2016, File No. 333-210700 ).

31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 16, 2016	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: May 16, 2016		/s/ Renato Dela Rama
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

