Form 10-Q
period 2016-06-30
CEMTREX INC
filed 2016-08-15
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2016 the issuer had 9,410,947 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.   Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
Assets	2016	2015
Current assets
Cash and equivalents	$2,376,526	$1,486,737
Restricted cash	883,942	-
Accounts receivable, net	11,236,903	4,771,044
Inventory, net	14,531,631	6,369,516
Prepaid expenses and other current assets	4,150,971	893,792
Total current assets	33,179,973	13,521,089

Property and equipment, net	18,394,744	8,142,523
Goodwill	845,000	845,000
Notes receivable	-	-
Other assets	66,299	35,630
Total Assets	$52,486,016	$22,544,242

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$8,135,336	$4,208,783
Credit card payable	347,173	-
Sales tax payable	186,797	177,795
Revolving line of credit	2,723,483	2,129,711
Accrued expenses	5,390,368	309,130
Deferred revenue	1,445,229	-
Accrued income taxes	171,626	73,746
Convertible notes payable	2,031,000	1,274,000
Notes payable - short-term	717,936	-
Current portion of long-term liabilities	2,104,098	654,020
Total current liabilities	23,253,046	8,827,185

Long-term liabilities
Notes payable	445,865	-
Notes payable - related party	3,319,200	119,055
Loans payable to bank	7,095,481	2,383,815
Mortgage payable	3,911,746	4,088,618
Long-term accrued expenses	1,339,935	-
Total liabilities	39,365,273	15,418,673

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,290,968 shares issued and outstanding at June 30, 2016 and 7,158,087 shares issued and outstanding at September 30, 2015	9,291	7,158
Additional paid-in capital	4,435,863	1,020,444
Retained earnings	9,384,186	6,430,855
Accumulated other comprehensive loss	(709,597)	(333,888)
Total shareholders' equity	13,120,743	7,125,569
Total liabilities and shareholders' equity	$52,486,016	$22,544,242

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$24,714,853	$14,665,748	$56,937,646	$42,839,477

Cost of revenues	16,556,184	10,413,546	39,073,351	30,319,710

Gross profit	8,158,669	4,252,202	17,864,295	12,519,767

Operating expenses
General and administrative	6,461,447	3,571,136	14,805,001	10,639,893
Total operating expenses	6,461,447	3,571,136	14,805,001	10,639,893
Operating income (loss)	1,697,222	681,066	3,059,294	1,879,874

Other income (expense)
Other Income (expense)	94,781	383,693	559,287	893,302
Interest Expense	(237,665)	(137,154)	(597,826)	(467,226)
Total other income (expense)	(142,884)	246,539	(38,539)	426,076

Net income (loss) before income taxes	1,554,338	927,605	3,020,755	2,305,950
Provision for income taxes	123,298	(14,900)	67,424	(115,000)
Net income (loss)	1,431,040	942,505	2,953,331	2,420,950

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	38,392	(113,747)	(375,709)	(382,349)
Comprehensive income/(loss)	$1,469,432	$828,758	$2,577,622	$2,038,601

Income (Loss) Per Share-Basic	$0.16	$0.14	$0.36	$0.36
Income (Loss) Per Share-Diluted	$0.16	$0.14	$0.36	$0.35

Weighted Average Number of Shares-Basic	8,804,446	6,835,623	8,116,266	6,794,225
Weighted Average Number of Shares-Diluted	8,872,966	6,882,870	8,184,552	6,924,603

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
Cash Flows from Operating Activities	2016	2015

Net income	$2,953,331	$2,420,950
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,125,297	458,306
Deferred revenue	1,184,899	-
Share-based compensation	51,272	267,273
Shares issued for acquisition	1,000,000	-
Discounts on convertible debt	(139,000)	-
Interest expense on convertible debt	116,548	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(275,515)	-
Accounts receivable	(3,253,862)	(2,704,575)
Inventory	304,636	(6,989)
Prepaid expenses and other assets	735,408	(1,278,634)
Others	133,539	9,737
Accounts payable	1,551,391	3,841,414
Credit card payable	347,173	-
Sales tax payable	9,002	-
Revolving line of credit	(1,602,516)	-
Accrued expenses	558,828	100,005
Income taxes payable	90,730	-
Net cash provided by (used by) operating activities	4,891,161	3,107,487

Cash Flows from Investing Activities
Purchase of property and equipment	(366,168)	(946,207)
Redemption of short-term investments	-	559,815
Investment in subsidiary, net of cash received	(16,306,620)	-
Net cash provided by (used by) investing activities	(16,672,788)	(386,392)

Cash Flows from Financing Activities
Proceeds from notes payable	2,217,936	-
Payments on notes payable	(193,733)	-
Proceeds/(payments) on affiliated loan	3,200,145	(1,361,936)
Proceeds from bank loans	6,050,000	-
Payments on bank loans	(1,680,432)	(2,160,459)
Proceeds from convertible notes	3,077,500	1,528,000
Net cash provided by (used by) financing activities	12,671,416	(1,994,395)

Net increase (decrease) in cash	889,789	726,700
Cash beginning of period	1,486,737	146,095
Cash end of period	$2,376,526	$872,795

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$597,826	$244,525

Cash paid during the period for income taxes	$-	$5,032

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

On May 31, 2016 we acquired machinery & equipment, electronics manufacturing business and logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience. The Periscope acquisition was completed through use of $4,902,670 of Company cash, $717,936 in Seller note and $3,298,600 in proceeds from issuance of a note to Ducon Technologies Inc., a related party (see NOTE 11).

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

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Ltd., ROB Cemtrex GmbH, ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH and Advanced Industrial Services, Inc. All significant intercompany balances and transactions have been eliminated.

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

The Company had no assets reportable under ASC 820 at June 30, 2016 and 2015.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	June 30,	September 30,
	2016	2015
Accounts receivable	$11,301,674	$4,836,046
Allowance for doubtful accounts	(64,771)	(65,002)
	$11,236,903	$4,771,044

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 6 – INVENTORY, NET

Inventory, net, consist of the following:

	June 30,	September 30,
	2016	2015
Raw materials	$10,204,942	$3,345,432
Work in progress	2,305,434	1,306,906
Finished goods	2,083,049	1,866,145
	14,593,425	6,518,483

Less: Allowance for inventory obsolescence	(61,794)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$14,531,631	$6,369,516

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2016	2015
Land	1,179,236	$1,194,979
Building	4,973,869	3,938,544
Furniture and office equipment	1,138,523	576,741
Computer software	1,357,930	286,638
Machinery and equipment	12,607,157	3,663,526
	21,256,715	9,660,428

Less: Accumulated depreciation	(2,861,971)	(1,517,905)
Property and equipment, net	18,394,744	$8,142,523

NOTE 8 – PREPAID AND OTHER CURRENT ASSETS

On June 30, 2016 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $3,353,115, the current year income tax benefit for US companies of $55,874 and other current assets of $741,982. On June 30, 2015 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $936,388, income tax benefit of $115,000, and other current assets of $758,508.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2016 the Company has the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
December 18, 2015	79,500	12 Months	10%	75% of market	6 Months
January 7, 2016	213,500	12 Months	8%	75% of market	6 Months
February 29, 2016	215,000	12 Months	8%	75% of market	6 Months
March 16, 2016	258,000	12 Months	10%	75% of market	6 Months
April 22, 2016	525,000	12 Months	10%	80% of market	6 Months
May 20, 2016	525,000	12 Months	10%	80% of market	6 Months
June 13, 2016	215,000	12 Months	8%	80% of market	6 Months
Total	$2,031,000

The use of the proceeds from the notes issued is for growth capital and planned acquisitions. As per the terms of these convertible notes the Company has reserved 4,000,000 shares (post reverse split basis) representing approximately three times the actual shares that would be issued upon conversion of all the notes.

For the nine months ended June 30, 2016, 1,769,177 shares of the Company’s common stock have been issued to satisfy $2,559,500 of convertible notes payable.

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

On May 31, 2016 the Company issued a note payable to the sellers of Periscope for $717,936 to fund the purchase of Periscope. This note is due within a year and carries no interest.

Notes payable – related party

Please see Note 11 – Related Party Transactions for details on notes payable to Ducon Technologies, Inc.

NOTE 11 – BUSINESS COMBINATION

Advanced Industrial Services, Inc.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$112,586
Short-term investments	608,427
Accounts receivable, net	3,211,997
Prepaid expenses	551,292
Inventory, net	465,877
Deferred costs	43,208
Property, plant, and equipment, net	6,525,902
Other	121,000
Total Liabilities	(4,140,289)
Net assets acquired	$7,500,000

The following supplemental pro forma information presents the financial results as if the acquisition of AIS had occurred October 1, 2014:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$24,714,853	$20,791,780	$61,689,300	$59,206,708

Net income	$1,431,040	$1,818,183	2,574,744	$3,068,622

Income (Loss) Per Share-Basic	$0.16	$0.25	$0.30	$0.43

Income (Loss) Per Share-Diluted	$0.16	$0.25	$0.30	$0.43

Periscope, GmbH

On May 31, 2016 we acquired machinery & equipment, electronics manufacturing business and logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience.

The acquisition date fair value of the total consideration transferred was approximately $8.9 million, which consisted of the following:

Cash	4,902,670
Loan from related party	3,298,600
Note payable	717,936
Total Purchase Price	$8,919,206

In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of May 31, 2016 (the acquisition date). The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Prepaid expenses	$3,373,063
Inventory, net	8,000,874
Property, plant, and equipment, net	4,485,448
Total Liabilities	(6,940,179)
Net assets acquired	$8,919,206

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company has Notes payable to Ducon Technologies Inc., totaling $3,319,200 and $119,055 at June 30, 2016 and September 30, 2015, respectively. These notes are unsecured and carry 5% interest per annum.

NOTE 13 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of June 30, 2016 and September 30, 2014, there were 1,000,000 shares issued and outstanding, respectively.

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

During the six-month periods ending June 30, 2016 and 2015, the Company did not issue any Series A Preferred Stock.

Reverse Stock Split

On April 3, 2015 Cemtrex, Inc. (the “Company”) adopted a Shareholder Resolution to permit the Company’s Board of Directors, in its sole discretion, to file a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendment”), to effect a 1-for-6 reverse split of the outstanding shares of the Company’s common stock (the “Reverse Stock Split”).

On April 6, 2015, the Company filed the Charter Amendment with the Delaware Secretary of State to effect the Reverse Stock Split. As a result, every six outstanding shares of the Company’s common stock combined automatically into one share of common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remains unchanged after the Reverse Stock Split, except for minor changes and adjustments resulting from the treatment of fractional shares.

On April 14, 2015, the Company announced that it had effected the Reverse Stock Split and that trading in its common stock on the New York Stock Exchange on a split-adjusted basis would begin on the morning of April 15, 2015.

Listing on NASDAQ Capital Markets

On June 25, 2015 the Company’s common stock commenced trading on the NASDAQ Capital Markets under the symbol “CETX”.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of June 30, 2016 there were 9,290,968 shares issued and outstanding and at September 30, 2015, there were 7,158,087 shares issued and outstanding.

During the nine-month period ended June 30, 2016 the Company issued 2,132,881 shares of common stock. During the nine-month period ended June 30, 2015, the Company issued 118,354 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, Company’s Chairman and CEO. These options have a call price of $1.70 per share, and expire after six years. As of June 30, 2016 no shares under this option have been exercised.

During the fiscal year ended September 30, 2014 the company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of June 30, 2016, 24,598 shares have been exercised and none have expired or have been cancelled.

For the nine months ended June 30, 2016, 1,769,177 shares of the Company’s common stock have been issued to satisfy $2,559,500 of convertible notes payable (see NOTE 9).

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

Our EMS group owns a 70,000 sq. ft. manufacturing building in Neulingen, Germany which has a 17 year 3.00% interest mortgage with monthly mortgage payments of €25,000, through March 2031. The EMS group also leases (i) a 10,000 sq. ft. manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 100,000 sq. ft. of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €54,100 which expires on March 31, 2017, (iii) approximately 50,000 sq. ft. of office, warehouse space in Paderborn, Germany at a monthly rental of €27,050 which expires on March 31, 2017.

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

NOTE 16 – SUBSEQUENT EVENTS

On July 14, 2016, the Company issued a convertible note to an unrelated party in the amount of $1,055,000. The twelve (12) month maturity note carries an interest rate of 10% per annum, and can be converted into Company’s common stock at a conversion price of $5.00 per share after six months from the date of issuance at the holder’s option.

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

General Overview

The Company was incorporated on April 27, 1998, in the state of Delaware under the name "Diversified American Holdings, Inc." The Company subsequently changed its name to "Cemtrex Inc." on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today's industrial and manufacturing challenges. The Company provides manufacturing services of advanced electronic system assemblies, provides broad-based industrial services instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

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

On May 31, 2016 we acquired machinery & equipment, electronics manufacturing business and logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience. The Periscope acquisition was completed through use of $4,902,670 of Company cash, $717,936 in Seller note and $3,298,600 in proceeds from issuance of a note to Ducon Technologies Inc., a related party (see NOTE 11).

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

Results of Operations - For the three months ending June 30, 2016 and 2015

Total revenue for the three months ended June 30, 2016 and 2015 was $24,714,853 and $14,665,748, respectively, an increase of $10,049,105, or 69%. Net income for the three months ended June 30, 2016 and 2015 was $1,431,040 and $942,505, respectively, an increase of $488,535, or 52%. Total revenue and net income in the third quarter increased, as compared to net income in the same period last year, due to the acquisition of AIS and Periscope.

Revenues

Our IPS group’s revenues for three months ended June 30, 2016 increased by $3,127,638 or 33%, to $12,468,737 from $9,341,099 for the three months ended June 30, 2015. The increase was primarily due to the acquisition of AIS on December 15, 2015.

Our EMS group’s revenues for the three months ended June 30, 2016 increased by $6,921,467 or 130% to $12,246,116 from $5,324,649 for the three months ended June 30, 2015. The primary reason for increased sales was due to the acquisition of Periscope and the execution of in-house orders, delayed during the prior quarter, as compared to the same quarter a year ago. The shipments were delayed since the customers had to put a hold on taking delivery of certain shipments due to their own internal production issues.

Gross Profit

Gross Profit for the three months ended June 30, 2016 was $8,158,669 or 33% of revenues as compared to gross profit of $4,252,202 or 29% of revenues for the three months ended June 30, 2015. The gross profit percentage has increased in the three months ended June 30, 2016 compared to the same period in the prior year due to the mix of products shipped and services offered during the respective quarters. The Company’s gross profit margins vary from product to product and from customer to customer.

Operating Expenses

 Operating expenses for the three months ended June 30, 2016 increased $2,890,311 or 81% to $6,461,447 from $3,571,136 for the three months ended June 30, 2015. Operating expenses as a percentage of revenue increased to 26% of revenues for the three month period ended June 30, 2016 compared to 24% for the three month period ended June 30, 2015. The increase in operating expenses was due to the operating expenses of acquired businesses AIS and Periscope. The increase as a percentage of revenues were primarily due to one-time expenses related to the acquisition of Periscope and other corporate marketing expenses.

Other Income/(Expense)

Interest and other income/(expense) for the third quarter of fiscal 2016 was $(142,884) as compared to $246,539 for the third quarter of fiscal 2015. The expense was due primarily to interest on the acquisition loans for AIS.

Provision for Income Taxes

During the third quarter of fiscal 2016 we recorded an income tax provision of $123,298 compared to an income tax benefit of $14,900 for the third quarter of fiscal 2015. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $1,431,040 or 6% of revenues, for the three month period ended June 30, 2016 as compared to a net income of $942,505 or 6% of revenues, for the three months ended June 30, 2015. Net income in the second quarter increased, as compared to net income in the same period last year, due largely to the acquisition of Periscope.

Results of Operations - For the nine months ending June 30, 2016 and 2015

Total revenue for the nine months ended June 30, 2016 and 2015 was $56,937,646 and $42,839,477, respectively, an increase of $14,098,169, or 33%. Net income for the nine months ended June 30, 2016 and 2015 was $2,953,331 and $2,420,950, respectively, an increase of $532,381, or 22%. Total revenue and net income in the first three quarters of fiscal 2016 increased, as compared to net income in the same period last year, due largely to an improved gross profit compared to the same period in the prior year.

Revenues

Our IPS group’s revenues for the nine months ended June 30, 2016 increased by $9,380,971 or 39%, to $33,206,953 from $23,825,982 for the nine months ended June 30, 2015. The increase was primarily due to the acquisition of AIS on December 15, 2015.

Our EMS group’s revenues for the nine months ended June 30, 2016 increased by $4,717,198 or 25% to $23,730,693 from $19,013,495 for the nine months ended June 30, 2015. The primary reason for increased sales was due to the acquisition of Periscope and the execution of in-house orders, delayed during the prior quarter, as compared to the same period a year ago. The shipments were delayed since the customers had to put a hold on taking delivery of certain shipments due to their own internal production issues.

Gross Profit

Gross Profit for the nine months ended June 30, 2016 was $17,864,295 or 31% of revenues as compared to gross profit of $12,519,767 or 29% of revenues for the nine months ended June 30, 2015. The gross profit percentage has increased slightly in the nine months ended June 30, 2016 compared to the same period in the prior year due to the mix of products shipped and services offered during the respective periods. The Company’s gross profit margins vary from product to product and from customer to customer.

Operating Expenses

 Operating expenses for the nine months ended June 30, 2016 increased $4,165,108 or 39% to $14,805,001 from $10,639,893 for the nine months ended June 30, 2015. Operating expenses as a percentage of revenue increased slightly to 26 % for the nine month period ended June 30, 2016 as compared to 25% for the nine month period ended June 30, 2015. The increase in operating expenses was due to the operating expenses of acquired businesses AIS and Periscope. The increases in operating expenses as a percentage of revenues were primarily due to one-time expenses related to the acquisition of Periscope and other corporate marketing expenses.

Other Income/(Expense)

Interest and other income/(expense) for the first three quarters of fiscal 2016 was $(38,539) as compared to $426,076 for the first three quarters of fiscal 2015. The decrease in income was due primarily to interest on the acquisition loans for AIS.

Provision for Income Taxes

During the first three quarters of fiscal 2016 we recorded an income tax provision of $67,424 compared to an income tax benefit of $115,000 for the first three quarters of fiscal 2015. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $2,953,331 or 5% of revenues, for the nine month period ended June 30, 2016 as compared to a net income of $2,420,950 or 6% of revenues, for the nine months ended June 30, 2015. Net income in the first three quarters increased, as compared to net income in the same period last year, due largely to the acquisition of Periscope.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $9,926,927 at June 30, 2016 compared to $4,693,904 at September 30, 2015. This includes cash and cash equivalents of $2,376,526 at June 30, 2016 and $1,486,737 at September 30, 2015, respectively. The increase in working capital was primarily due to increases in cash and equivalents, restricted cash, accounts receivable, inventory, and prepaid expenses and other current assets, offset by increases in accounts payable, revolving line of credit, and accrued expenses, current portion of long-term liabilities, and the issuance of convertible notes. These account changes are due largely to the acquisition of AIS and Periscope’s current assets while liabilities acquired in these acquisitions were largely long-term.

Accounts receivable increased $6,465,859 or 137% to $11,236,903 at June 30, 2016 from $4,771,044 at September 30, 2015. The increase in accounts receivable is largely attributable to the acquisition of AIS and Periscope.

Inventories increased $8,162,115 or 128% to $14,531,631 at June 30, 2016 from $6,369,516 at September 30, 2015. The increase in inventories is attributable to the acquisition of AIS and Periscope.

Operating activities provided $4,891,161 of cash for the nine months ended June 30, 2016 compared to providing cash of $3,107,487 of cash for the nine months ended June 30, 2015. The increase in operating cash flows was primarily due to the increases in accounts receivable and inventory from the acquisition of AIS and Periscope during the nine months ended June 30, 2016

Investment activities used $16,672,788 of cash for the nine months ended June 30, 2016 compared to using cash of $386,392 during the nine month period ended June 30, 2015. Investing activities were primarily driven by the acquisition of AIS and Periscope and purchases of property, plant, and equipment.

Financing activities provided $12,671,416 of cash in the nine month period ended June 30, 2016 as compared to using cash of $1,994,395 in the nine month period ended June 30, 2015. Financing activities were primarily driven by proceeds of bank loans, loans from affiliated companies, and notes payable for the acquisition of AIS and Periscope and the issuance of convertible notes offset by payments on those liabilities.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.2	Certificate of Amendment to Articles of Incorporation dated September 29, 2006 (incorporated by reference to Exhibit 3.3 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.3	Certificate of Amendment to Articles of Incorporation dated March 30, 2007 (incorporated by reference to Exhibit 3.4 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.4	Certificate of Amendment to Articles of Incorporation dated May 16, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.5	Certificate of Amendment to Articles of Incorporation dated August 21, 2007 (incorporated by reference to Exhibit 3.6 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.6	Certificate of Amendment to Articles of Incorporation dated April 3, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed on April 15, 2015).
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: August 15, 2016	By:	/s/Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: August 15, 2016		/s/Renato Dela Rama .
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

