Form 10-K/A
period 2015-09-30
CEMTREX INC
filed 2016-08-25
CIK 1435064

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 11, 2015, the number of the registrant’s common stock held by non-affiliates of the registrant was 2,646,932 and the aggregate market value $8,364,305 based on the average bid and asked price of $3.16 on December 11, 2015.

As of August 19, 2016, the registrant had 9,410,947 shares of common stock outstanding.

Cemtrex, Inc. and Subsidiaries

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Cemtrex, Inc. (“Cemtrex” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended September 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2015 (the “Original Filing”), in response to comments received from the Staff of the SEC in their letter dated May 9, 2016. In addition the Company added Note 3 – Liquidity to better reflect our liquidity position and made spelling and grammar corrections.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Registrants’ Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment speaks only to the original filing date of the Original Filing and, except for those items discussed in this Explanatory Note, does not change any of the other disclosure contained in the Original Filing. This Amendment, together with the Original Filing, constitutes the Registrants’ Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

This Amendment does not reflect events after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Therefore, you should read this Amendment together with the other reports of the Registrants that update and supersede the information contained in this Amendment

Cemtrex, Inc. and Subsidiaries

FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Part I.

Item 1. BUSINESS

The Company was incorporated on April 27, 1998, in the state of Delaware under the name “Diversified American Holdings, Inc.” The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today’s industrial and manufacturing challenges. The Company provides electronic manufacturing services of advanced electric system assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

On October 31, 2013, the Company completed the acquisition of the privately held ROB Group, a leader in electronics manufacturing solutions located in Neulingen, Germany. The ROB Group, founded in 1989, consisted of 4 distinct operating companies, forming a complete electronics design, manufacturing, assembly, and cabling solutions provider that serves the electronics and cabling needs of some of the largest companies in the world in the Medical, Automation, Industrial, and Renewable Energy industries. ROB Group also has a manufacturing facility in Sibiu, Romania. The ROB Group was restructured under ROB Cemtrex GmbH and now operates as a subsidiary of Cemtrex, Inc. (see NOTE 11).

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

Cemtrex, Inc. and Subsidiaries

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

The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. This equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, fly ash, cement, carbon black, soda ash, silica, etc. from construction facilities, mining operations and dryer exhausts.

Company through its Monitoring Instruments and Products (MIP) group manufactures and sells advanced instruments for emissions monitoring, process analysis, and controls for industrial applications and compliance with environmental regulations. MIP emission monitoring systems are installed at the exhaust stacks of industrial facilities and are used to measure the outlet flue gas concentrations of a range of regulated air pollutants to determine the quality of the air we breathe. Through use of the company’s equipment and instrumentation, Cemtrex clients can monitor the exhausts to the atmosphere from their facilities and comply with Environmental Protection Agency and state and local emission regulations on dust, particulate, fumes, acid gases and other regulated pollutants into the atmosphere.

MIP’s Laser Opacity monitor is used to determine opacity or dust concentration in stack gases. Cemtrex also provides direct-extractive and dilution-extractive CEMS (continuous emissions monitoring solutions) equipment and systems for use with utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators in industries such as: chemicals, pulp and paper, steel, power, coal and petrochemical along with municipalities, state and federal governments. The Company provides a single source responsibility for design, engineering, assembly, installation and maintenance of systems to its customers. The Company’s products are designed to operate so as to allow its users to determine their compliance with the latest governmental emissions regulations.

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

The Company’s standard terms of sale disclaim any liability for consequential or indirect losses or damages stemming from any failure of its products or systems or any component thereof. The Company seeks indemnification from its subcontractors for any loss, damage or claim arising from the subcontractors’ failure to perform.

COMPETITION

The Company faces substantial competition in each of its principal markets. Most of its competitors are larger and have greater financial resources than the Company; several are divisions of multi-national companies. The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of its products, systems and services. Additionally, the Company’s management believes that the successful delivery, installation and performance of the Company’s products and systems is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

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

Cemtrex, Inc. and Subsidiaries

The Company’s sales representatives also serve as ongoing liaison function between Company and its customers during the installation phase of the products and systems and address customers’ questions or concerns arising thereafter. The Company selects representatives based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

Technical inquiries received from potential customers are referred to the engineering personnel. Thereafter, the Company’s sales and engineering personnel jointly prepare a budget proposal, or a final bid. The period between initial customer contact and issuance of an order is generally between two and twelve months.

CUSTOMERS

The Company’s principal customers are engaged in automotive, medical, industrial automation, refining, power, chemical, mining, and metallurgical processing. Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. For several years, the Company has marketed its products as integrated custom engineered systems and solutions. No one single customer accounts for more than 10% of its annual sales.

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

Cemtrex, Inc. and Subsidiaries

 ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated audited financial statements and the related notes appearing at the end of this annual report on Form 10-K/A, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future development.

RISKS RELATED TO OUR BUSINESS

We are substantially dependent upon the success and market acceptance of our technology.

The failure of the emissions monitoring and controls market to develop as we anticipate, would adversely affect our environmental control products business.

The Company’s success is largely dependent on increased market acceptance of our emission monitoring equipment and control systems.

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

The Company may not be able to introduce any new products or any enhancements to its existing products on a timely basis, or at all. In addition, the introduction by the Company of any new products could adversely affect the sales of certain of its existing products. If the Company’s competitors develop innovative emissions testing technology that are superior to the Company’s products or if the Company fails to accurately anticipate market trends and respond on a timely basis with its own innovations, the Company may not achieve sufficient growth in its revenues to attain profitability.

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

The Company may be notified of claims that it has infringed a third party’s intellectual property. Even if such claims are not valid, they could subject the Company to significant costs. In addition, it may be necessary in the future to enforce the Company’s intellectual property rights to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could force the Company to take actions that could harm its business. These include: (i) ceasing to sell products that contain allegedly infringing property; (ii) obtaining licenses to the relevant intellectual property which the Company may not be able to obtain on terms that are acceptable, or at all; (iii) indemnifying certain customers or strategic partners if it is determined that the Company has infringed upon or misappropriated another party’s intellectual property; and (iv) redesigning products that embody allegedly infringing intellectual property. Any of these results could adversely affect the Company’s business, financial condition and results of operations. In addition, the cost of defending or asserting any intellectual property claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant.

Product defects could cause the Company to incur significant product liability, warranty, repair and support costs and damage its reputation which would have a material adverse effect on its business.

Although the Company rigorously tests its products, defects may be discovered in future or existing products. These defects could cause the Company to incur significant warranty, support and repair costs and divert the attention of its research and development personnel. It could also significantly damage the Company’s reputation and relationship with its distributors and customers which would adversely affect its business. In addition, such defects could result in personal injury or financial or other damages to customers who may seek damages with respect to such losses. A product liability claim against the Company, even if unsuccessful, would likely be time consuming and costly to defend.

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

General economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.

The Company’s operations may in the future experience substantial fluctuations from period to period as a consequence of general economic conditions affecting consumer spending. Therefore, any economic downturns in general would have a material adverse effect on the Company’s business, operating results and financial condition.

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

Our growth strategy includes acquisitions of other businesses.

The Company may incur costs and liabilities or experience other unexpected consequences which may adversely affect our operating results and financial condition. In addition to internal or organic growth, our current strategy involves growth through acquisitions of complementary businesses, as well as growth from acquisitions that would diversify our current product offerings. Like other companies with similar growth strategies, we may be unable to successfully implement our growth strategy, as we may be unable to identify suitable acquisition candidates, obtain acceptable financing, or consummate any future acquisitions. We frequently engage in evaluations of potential acquisitions and negotiations for possible acquisitions, certain of which, if consummated, could significantly enhance the Company’s competitive position. Although it is our general objective only to acquire those companies which will be accretive to both earnings and cash flow, any potential acquisitions may result in material transaction expenses, increased interest and amortization expense, increased depreciation expense and increased operating expense, any of which could have a material adverse effect on our operating results. Acquisitions will require integration and management of the acquired businesses to realize economies of scale and control costs. In addition, acquisitions may involve other risks, including diversion of management resources otherwise available for ongoing development of our business and risks associated with entering new markets. Future acquisitions may also result in potential dilution of the Company’s securities. Consummation of acquisitions may subject the Company to unanticipated business uncertainties or legal liabilities relating to those acquired businesses for which the sellers of the acquired businesses may not fully indemnify us.

Cemtrex, Inc. and Subsidiaries

RISKS RELATED TO INVESTMENT IN THE COMMON STOCK OF THE COMPANY

The Company’s Common Stock currently trades on the NASDAQ under the symbol “CETX”. There can be no assurance that the Company’s shares will continue to trade on NASDAQ in the future, and there can be no assurance that an active trading market will develop or be sustained. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company’s operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to proprietary rights, adoption of new government regulations affecting the environment, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company’s common stock.

Our common stock has from time to time been “thinly-traded.”

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

No dividends have been paid on the common stock of the Company. The Company does not intend to pay cash dividends on its common stock in the foreseeable future, and anticipates that profits, if any, received from operations will be devoted to the Company’s future operations. Any decision to pay dividends will depend upon the Company’s profitability at the time, cash available and other relevant factors.

Our principal shareholder has significant influence over our Company which could make it impossible for the public stockholders to influence the affairs of the Company.

We are a “Controlled Company” under exchange listing rules. Approximately 60.0% of our outstanding voting equity is beneficially held by combination of Aron Govil, the Company’s former Chairman of the Board, and Saagar Govil the Company’s CEO, as a result of this common stock ownership and the Series A preferred stock ownership by Mr. Aron Govil, the Company’s management controls and will control in the future, substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

Cemtrex, Inc. and Subsidiaries

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

None.

Cemtrex, Inc. and Subsidiaries

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX”.

As of December 11, 2015, there were approximately 818 holders of record of the Company’s common stock as determined from the Company’s transfer agent’s list. Such list also includes beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

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

On June 25, 2015 the Company’s common stock commenced trading on the NASDAQ Capital Markets under the symbol “CETX”. Prior to June 25, 2015 the Company’s Common Stock traded on the over-the-counter bulletin board trading system. The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2013, 2014 and 2015 reported by the exchange and converted based on the one-for-six reverse stock split. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Cemtrex, Inc. and Subsidiaries

Year	Period	Stock Price

2015	4th Quarter	$4.35	$2.23
	3rd Quarter	$5.40	$2.70
	2nd Quarter	$4.20	$2.58
	1st Quarter	$4.74	$3.60
	4th Quarter	$6.24	$4.38
	3rd Quarter	$6.00	$3.00
	2nd Quarter	$3.30	$1.68
2014	1st Quarter	$2.58	$0.84
	4th Quarter	$0.84	$0.48
	3rd Quarter	$0.96	$0.48
	2nd Quarter	$0.96	$0.54
2013	1st Quarter	$1.20	$0.72

As reported by NASDAQ Capital Markets, on December 11, 2015 the closing sales price of the Company’s Common Stock was $3.16 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and their pricing; unexpected manufacturing or supplier problems; the Company’s ability to maintain sufficient credit arrangements; changes in governmental standards by which our environmental control products are evaluated and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K/A. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Overview

The Company was incorporated on April 27, 1998, in the state of Delaware under the name “Diversified American Holdings, Inc.” The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that operates in a wide array of business segments and provides solutions to meet today’s industrial and manufacturing challenges. The Company provides electronic manufacturing services of advanced electronics system assemblies, provides instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

Cemtrex, Inc. and Subsidiaries

Cemtrex Inc. (“Cemtrex” or the “Company”) is a world leading diversified industrial and manufacturing company offering a wide array of solutions around the world to meet today’s technological challenges. Cemtrex, through its wholly owned subsidiaries provides manufacturing services of advanced custom engineered electronic assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

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

Results of Operations - For the fiscal years ending September 30, 2015 and 2014

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

Cemtrex, Inc. and Subsidiaries

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

Liquidity and Capital Resources

  Working capital was $4,693,904 at September 30, 2015 compared to $5,276,633 at September 30, 2014. This includes cash and cash equivalent of $1,486,737 at September 30, 2015 and $146,095 at September 30, 2014, respectively. The decrease in working capital was primarily due to the increase in accounts payable attributed to higher overall sales of environmental equipment and the issuance of convertible notes payable.

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

Cemtrex, Inc. and Subsidiaries

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

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in Item 1A. Risk Factors as well as:

o	the shortage of reliable market data regarding the emission monitoring & air filtration market;

o	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations;

o	anticipated working capital or other cash requirements;

o	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market;

Cemtrex, Inc. and Subsidiaries

o	product obsolescence due to the development of new technologies; and

o	Various competitive factors that may prevent us from competing successfully in the marketplace.

o	In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K/A will in fact occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included in “Item 1A Risk Factors.”

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

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Vice President of Finance (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management, under the supervision and with the participation of the company’s Chief Executive Officer and Vice President of Finance, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2015, and concluded that it is effective.

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

Cemtrex, Inc. and Subsidiaries

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

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B. OTHER INFORMATION

Not applicable.

Cemtrex, Inc. and Subsidiaries

PART III

The information required by Part III was included in our definitive proxy statement for our 2015 annual meeting of stockholders filed with the Commission on February 8, 2016 and is incorporated herein by reference.

Cemtrex, Inc. and Subsidiaries

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement regarding the assets of Rob Holding, AG ROB Electronic, GmbH, ROB Connect, GmbH, ROB Engineering, GmbH, Dated September 10, 2013.
3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.2	Certificate of Amendment to Articles of Incorporation dated September 29, 2006 (incorporated by reference to Exhibit 3.3 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.3	Certificate of Amendment to Articles of Incorporation dated March 30, 2007 (incorporated by reference to Exhibit 3.4 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.4	Certificate of Amendment to Articles of Incorporation dated May 16, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.5	Certificate of Amendment to Articles of Incorporation dated August 21, 2007 (incorporated by reference to Exhibit 3.6 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).
3.6	Certificate of Amendment to Articles of Incorporation dated April 3, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2015).
4.1	Specimen Certificate for Common Stock
4.2	Certificate of Designations of Preferences and Rights of Series A Preferred Stock.
14.1	Code of Ethics
21	Subsidiaries of the Registrant
See page F-9 in the attached financial statements on this Form 10-K/A
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Cemtrex, Inc. and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of August 2016.

CEMTREX, INC.

August 25, 2016	By:	/s/ Saagar Govil
Saagar Govil,
Chairmen of the Board, CEO,
President, & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 25, 2016	By:	/s/ Saagar Govil
Saagar Govil,
Chairmen of the Board, CEO,
President, & Secretary (Principal Executive Officer)

August 25, 2016	By:	/s/ Renato Dela Rama
Renato Dela Rama,
Vice President of Finance (Principal Financial Officer)

August 25, 2016	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

August 25, 2016	By:	/s/ Sunny Patel
Sunny Patel,
Director

August 25, 2016	By:	/s/ Shamik Shah
Shamik Shah,
Director

August 25, 2016	By:	/s/ Aron Govil
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

/s/Bharat Parikh & Associates >
Bharat Parikh & Associates
4940, McDermott Road,
Plano, TX 75024, USA
December 18, 2015

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
Assets	2015	2014
Current assets
Cash and equivalents	$1,486,737	$146,095
Short-term investments	-	559,815
Accounts receivable, net	4,771,044	4,038,340
Inventory, net	6,369,516	6,270,327
Prepaid expenses and other current assets	893,792	531,262
Total current assets	13,521,089	11,545,839

Property and equipment, net	8,142,523	7,399,096
Goodwill	845,000	845,000
Other assets	35,630	52,428
Total Assets	$22,544,242	$19,842,363

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,386,578	$2,721,705
Accrued expenses	309,130	440,436
Accrued income taxes	73,746	62,032
Short-term note payable to bank	2,129,711	2,355,264
Convertible notes payable	1,274,000	-
Current portion of long-term liabilities	654,020	689,769
Total current liabilities	8,827,185	6,269,206

Long-term liabilities
Loans payable to bank	2,383,815	3,152,935
Mortgage payable	4,088,618	4,906,922
Notes payable - related party	119,055	1,869,791
Total liabilities	15,418,673	16,198,854

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 7,158,087 shares issued and outstanding at September 30, 2015 and 6,766,587 shares issued and outstanding at September 30, 2014	7,158	6,767
Additional paid-in capital	1,020,444	199,562
Retained earnings	6,430,855	3,592,739
Accumulated other comprehensive loss	(333,888)	(156,559)
Total shareholders’ equity	7,125,569	3,643,509
Total liabilities and shareholders’ equity	$22,544,242	$19,842,363

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended
	September 30,
	2015	2014

Revenues	$56,887,389	$47,653,114

Cost of revenues	40,564,819	32,057,846

Gross profit	16,322,570	15,595,268

Operating expenses
General and administrative expenses	13,821,546	12,582,072
Total operating expenses	13,821,546	12,582,072
Operating income	2,501,024	3,013,196

Other income (expense)
Other Income	834,290	153,516
Interest Expense	(496,281)	(436,864)
Total other income (expense)	338,009	(283,348)

Net income before income taxes	2,839,033	2,729,848
Provision for income taxes	917	60,962
Net income	2,838,116	2,668,886

Other comprehensive income/(loss)
Foreign currency translation loss	(177,329)	(156,559)
Comprehensive income	$2,660,787	$2,512,327

Income Per Share-Basic	$0.41	$0.39
Income Per Share-Diluted	$0.40	$0.39

Weighted Average Number of Shares-Basic	6,843,666	6,766,587
Weighted Average Number of Shares-Diluted	7,058,562	6,766,587

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series A Par		Common Stock Par
	Value $0.001		Value $0.01
						Retained	Accumulated
					Additional	Earnings	other	Total
	Number of		Number of		Paid-in	(Accumulated	Comperhensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at September 30, 2013	1,000,000	$1,000	6,766,587	$6,767	$199,562	$923,853	$-	$1,131,182
Foreign currency translations							$(156,559)	$(156,559)
Net income						$2,668,886		$2,668,886
Balance at September 30, 2014	1,000,000	$1,000	6,766,587	$6,767	$199,562	$3,592,739	$(156,559)	$3,643,509
Foreign currency translations							$(177,329)	$(177,329)
Stock issued for employee warrants			16,264	$16	$44,251			$44,267
Stock issued for convertible debt			371,069	$371	$763,645			$764,016
Stock issued for services			4,167	$4	$12,986			$12,990
Net income						$2,838,116		$2,838,116
Balance at September 30, 2015	1,000,000	$1,000	7,158,087	$7,158	$1,020,444	$6,430,855	$(333,888)	$7,125,569

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
Cash Flows from Operating Activities	2015	2014

Net income (loss)	$2,838,116	$2,668,886
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772,434	494,654
Stock-based compensation	57,257	-
Changes in operating assets and liabilities:
Accounts receivable	(732,704)	(3,397,076)
Due from related party	-	1,560,522
Inventory	(99,189)	(6,110,979)
Prepaid expenses and other assets	(362,530)	(99,131)
Others	16,798	(48,203)
Accounts payable	1,664,873	2,150,220
Accrued expenses	(131,306)	376,811
Income taxes payable	11,714	62,032
Net cash provided by (used by) operating activities	4,035,463	(2,342,264)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,515,861)	(2,698,895)
Purchase of short-term investment	-	(559,815)
Redemption of short-term investments	559,815	-
Investment in subsidiary	-	(6,030,532)
Net cash used by investing activities	(956,046)	(9,289,242)

Cash Flows from Financing Activities
Proceeds from affiliated Loan	-	605,748
Payments on affiliated loan	(1,750,736)	-
Proceeds from bank loans	-	11,104,890
Payments on bank loans	(2,026,055)	-
Proceeds from convertible notes	2,038,016	-
Net cash provided by (used by) financing activities	(1,738,775)	11,710,638

Net increase (decrease) in cash	1,340,642	79,132
Cash beginning of period	146,095	66,963
Cash end of period	$1,486,737	$146,095

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$312,286	$333,316

Cash paid during the period for income taxes	$5,032	$27,873

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex Inc. (“Cemtrex” or the “Company”) is a leading diversified technology company offering a range of products, systems, and solutions in a wide variety of industries around the world to meet today’s industrial and manufacturing challenges. Cemtrex, through its wholly owned subsidiaries provides electronic manufacturing services of custom engineered advanced electronics system assemblies, emission monitors & instruments for industrial processes, and environmental control & air filtration systems for industries & utilities.

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

Cemtrex, Inc. and Subsidiaries

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

The Company’s consolidated subsidiaries and/or entities are as follows:

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

Cemtrex, Inc. and Subsidiaries

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

There was $148,967 in inventory obsolescence at September 30, 2015 and 2014.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term . This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option . The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments . The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10- 25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10- 25-31 a lessee shall compute the present value of the minimum lease payments using the lessee’s incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a.) It is practicable for the lessee to learn the implicit rate computed by the lessor. b.) The implicit rate computed by the lessor is less than the lessee’s incremental borrowing rate. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

Cemtrex, Inc. and Subsidiaries

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The guidance requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Cemtrex, Inc. and Subsidiaries

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting—Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) Health and Welfare Benefit Plans (Topic 965)”. There are three parts to the ASU that aim to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II of this ASU requires investments (both participant-directed and nonparticipant-directed investments) of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part III of this ASU provides a similar measurement date practical expedient for employee benefit plans as available in ASU No. 2015-04, which allows employers to measure defined benefit plan assets on a month-end date that is nearest to the year’s fiscal year-end when the fiscal period does not coincide with a month-end. Parts I and II of the new guidance should be applied on a retrospective basis. Part III of the new guidance should be applied on a prospective basis. This ASU is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which amends ASC 330, Inventory. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost and net realizable value. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and must be applied on a retrospective basis with early adoption permitted. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not anticipate the adoption of this standard will have a material impact on its Consolidated Financial Statements.

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

Cemtrex, Inc. and Subsidiaries

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

The following tables present information about the Company’s assets measured at fair value as of September 30, 2015 and September 30, 2014:

	Quoted Prices	Significant	Significant	Balance
	in Active	Other	Unobservable	as of
	Markets for	Observable	Inputs	September 30,
	Identical Assets	Inputs	(Level 3)	2015
	(Level 1)	(Level 2)
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

	Quoted Prices	Significant	Significant	Balance
	in Active	Other	Observable	as of
	Markets for	Observable	Inputs	September 30,
	Identical Assets	Inputs	(Level 3)	2014
	(Level 1)	(Level 2)
Assets
Investment in certificates of deposit
(included in short-term investments)	$559,815	$-	$-	$559,815

	$559,815	$-	$-	$559,815

NOTE 5 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	September 30,
	2015	2014
Accounts receivable	$4,836,046	$4,106,441
Allowance for doubtful accounts	(65,002)	(68,101)
	$4,771,044	$4,038,340

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

Cemtrex, Inc. and Subsidiaries

NOTE 6 – INVENTORY, NET

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

NOTE 8 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2015 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $120,296 and other current assets of $773,496 and on September 30, 2014 had $531,262, of prepayments on inventory purchases.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2015 the Company has the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Cemtrex, Inc. and Subsidiaries

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

NOTE 10 – LONG-TERM LIABILITIES

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

Loan payable to Shareholder

Please see Note 13 – Related Party Transactions for details on loans payable to Ducon Technologies, Inc..

NOTE 11 – BUSINESS COMBINATION

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

Cemtrex, Inc. and Subsidiaries

Loan from bank	3,133,286
Loan from related party	2,803,012
Total Purchase Price	$5,936,298

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of October 31, 2013 (the acquisition date). The purchase price was allocated based on the information currently available, and may be adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

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

NOTE 13 – SHAREHOLDERS’ EQUITY

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

Cemtrex, Inc. and Subsidiaries

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

During the year ending September 30, 2015 the company issued 371,069 shares of common stock to satisfy $658,000 of convertible notes payable (see NOTE 9).

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – INCOME TAX PROVISION

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

Cemtrex, Inc. and Subsidiaries

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

NOTE 16 – SUBSEQUENT EVENTS

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

On December 15, 2015 Company acquired Advanced Industrial Services Inc. and its affiliate subsidiary company based in York, Pennsylvania for purchase price of approximately $7,500,000, and acquisition related expenses of $476,340. The purchase price was paid with $5,000,000 in cash, $1,500,000 in a seller’s note, and $1,000,000 in the form of 315,458 shares of Cemtrex restricted Common Stock. AIS averaged approximately $23 million in annual revenue and $2.4 million in annual normalized EBITDA over the two calendar years 2013 and 2014. The Company worked with a local bank to finance the $5.25 million self-amortizing, seven (7) year term loan and $3.5 million working capital credit line for the transaction. The loans carry annual interest rates of 30 day LIBOR plus 2.25 and 2.0 respectively. The seller’s note is for 3 years at 6%.