Form 10-Q/A
period 2014-03-31
CEMTREX INC
filed 2016-11-10
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

[X] Yes              [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes              [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2016 , the issuer had 9,777,926 shares of common stock issued and outstanding.

Cemtrex, Inc. and Subsidiaries

Explanatory Note: The sole purpose of this amendment to Cemtrex, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the Securities and Exchange Commission on April 30, 2014 (the “Form 10-Q”), is to incorporate by reference Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5, and to file Exhibit 10.1 that were not originally filed with the Form 10-Q to conform such exhibits to comments received from the Commission.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page, the Exhibit Index, and Exhibit 10.1. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Cemtrex, Inc. and Subsidiaries

Item 6. Exhibits

Exhibit No.	Description

3.1***	Articles of Incorporation of the Registrant as filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

3.2***	Certificate of Amendment to Articles of Incorporation dated September 29, 2006 (incorporated by reference to Exhibit 3.3 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

3.3***	Certificate of Amendment to Articles of Incorporation dated March 30, 2007 (incorporated by reference to Exhibit 3.4 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

3.4***	Certificate of Amendment to Articles of Incorporation dated May 16, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

3.5***	Certificate of Amendment to Articles of Incorporation dated August 21, 2007 (incorporated by reference to Exhibit 3.6 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

10.1***	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* These exhibits were previously included in Cemtrex, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the Securities and Exchange Commission on April 30, 2014.

** These exhibits were previously included in Cemtrex, Inc.’s Amendment to the Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on May 5, 2014.

*** Incorporated by reference or filed herewith.

Cemtrex, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: November 10, 2016	By:	/s/ Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: November 10, 2016		/s/ Renato Dela Rama .
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1***	Articles of Incorporation of the Registrant as filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

3.2***	Certificate of Amendment to Articles of Incorporation dated September 29, 2006 (incorporated by reference to Exhibit 3.3 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

3.3***	Certificate of Amendment to Articles of Incorporation dated March 30, 2007 (incorporated by reference to Exhibit 3.4 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

3.4***	Certificate of Amendment to Articles of Incorporation dated May 16, 2007 (incorporated by reference to Exhibit 3.5 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

3.5***	Certificate of Amendment to Articles of Incorporation dated August 21, 2007 (incorporated by reference to Exhibit 3.6 to the Registrant’s registration statement on Form 10/A filed on May 22, 2008, File No. 000-53238).

10.1***	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* These exhibits were previously included in Cemtrex, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, filed with the Securities and Exchange Commission on April 30, 2014.

** These exhibits were previously included in Cemtrex, Inc.’s Amendment to the Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on May 5, 2014.

*** Incorporated by reference or filed herewith.