Form 10-K
period 2016-09-30
CEMTREX INC
filed 2016-12-28
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Engineers Lane, Farmingdale, New York 11735

(Address of principal executive offices) (Zip code)

Registrant telephone number, including area code: 631-756-9116

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	NASDQ CM

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2016, the number of the registrant’s common stock held by non-affiliates of the registrant was 3,517,813 and the aggregate market value $17,764,956 based on the average bid and asked price of $2.05 on March 31, 2016.

As of December 27, 2016, the registrant had 9,919,376 shares of common stock outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2016 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

Table of Contents

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

On December 15, 2015, we acquired Advanced Industrial Services Inc. (AIS), an installer of high precision equipment in a wide variety of industrial markets such as automotive, printing and graphics, industrial automation, packaging and chemicals, for a purchase price of approximately $7.7 million. The purchase price was paid in the form of $5.2 million in cash, $1.5 million in a seller note and $1.0 million from the issuance of 315,458 shares of our common stock. AIS averaged approximately $23.0 million in annual revenue during 2013 and 2014. We financed the acquisition by obtaining a $5.25 million self-amortizing, seven-year term loan and $3.5 million working capital credit line. The loans carry annual interest rates at the 30-day LIBOR rate, plus 2.25% and 2.0%, respectively. The seller note matures in three years and bears interest at 6% per year (see NOTE 13 BUSINESS COMBINATION).

On May 31, 2016, we acquired machinery and equipment, and the electronics manufacturing and logistics businesses of Periscope, GmbH. These operations deal primarily with major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as with industries including telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. We purchased the assets of Periscope in consideration for $4,902,670 in cash, $717,936 in the form of a seller note and $3,298,600 in proceeds from the issuance of a related party note (see NOTE 13 BUSINESS COMBINATION).

Electronics Manufacturing Services (EMS)

Cemtrex, through its Electronics Manufacturing Services (EMS) segment, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Cemtrex’s EMS segment works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic life of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

Industrial Products & Services (IPS)

Cemtrex, through its Industrial Products and Services segment, offers single-source services for in plant equipment erection, relocation, and maintenance. The segment also sells a complete line of air filtration and environmental control products to a wide variety of industrial customers worldwide. The segment also manufactures, sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process optimization applications.

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

The Company through its AIS subsidiary offers one-source expertise and services for in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. AIS installs high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

The Company, under the MIP-Cemtrex brand, manufactures and sells advanced instruments for emissions monitoring, process analysis, and controls for industrial applications and compliance with environmental regulations. MIP-Cemtrex emission monitoring systems are installed at the exhaust stacks of industrial facilities and are used to measure the outlet flue gas concentrations of a range of regulated air pollutants to determine the quality of the air we breathe. Through use of the company’s equipment and instrumentation, Cemtrex clients can monitor the exhausts to the atmosphere from their facilities and comply with Environmental Protection Agency and state and local emission regulations on dust, particulate, fumes, acid gases and other regulated pollutants into the atmosphere.

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

Cemtrex also markets a range of crude oil and natural gas analyzers. These products provide real time measurement of various properties specific to the refining processes of oil and gas. Some of the properties include RON, salt and water content, pH, viscosity, and other critical parameters that can be used to improve the blending and refining processes. The analyzers are sold by refineries and similar facilities to optimize the yield of blended and refined product.

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

CUSTOMERS

The Company’s principal customers are engaged in automotive, medical, industrial automation, refining, power, chemical, packaging, printing, electronics, mining, and metallurgical processing. Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. For several years, the Company has marketed its products as integrated custom engineered systems and solutions. No one single customer accounts for more than 10% of its annual sales.

For the IPS segment, the Company is responsible to its customers for all phases of the design, assembly, supply and, if included, field installation of its products and systems. The successful completion of a project is generally determined by a successful operational test of the supplied equipment conducted by our field service technician in the presence of the customer.

For the EMS segment, the company is responsible for the prototype design, production, supply, and delivery of products to its customers. In order to satisfy customer orders, the Company must consistently meet production deadlines and maintain a high standard of quality.

INSURANCE

The Company currently maintains different types of insurance, including general liability and property coverage. The Company also maintains product liability insurance with respect to its products and equipment. Management believes that the insurance coverage that it has is adequate for its current business needs.

EMPLOYEES

The Company employs approximately 577 full-time people as of December 13, 2016, including 57 engaged in engineering, 335 in manufacturing and 185 in administrative and marketing functions.

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

RISKS RELATED TO OUR BUSINESS

There is no guarantee that cash flow from operations and/or debt and equity financings will provide sufficient capital to meet our expansion goals and working capital needs.

Our current strategic plan includes the expansion of our company both organically and through acquisitions if market conditions and competitive conditions allow. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. We anticipate that we will likely raise additional external capital from the sale of common stock, preferred stock and debt instruments as market conditions may allow, in addition to cash flow from operations (which may not always be sufficient), to fund our growth and working capital needs. In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. The rights offering extends through January 2017 and may be extended thereafter. No assurance can be given that the rights offering will result in significant funds for us. We are subject to uncertain and ever-changing debt and equity capital market conditions over which we have no control. The magnitude and the timing of the funds that we need to raise from external sources also cannot be easily predicted.

In the event that we need to raise significant amounts of external capital at any time or over an extended period, we face a risk that we may need to do so under adverse capital market conditions with the result that persons who acquire our common stock may incur significant and immediate dilution should we raise capital from the sale of our common or preferred stock. Similarly, we may need to meet our external capital needs from the sale of secured or unsecured debt instruments at interest rates and with such other debt covenants and conditions as the market then requires. In all of these transactions we anticipate that we will likely need to raise significant amounts of additional external capital to support our growth. However, there can be no guarantee that we will be able to raise external capital on terms that are reasonable in light of current market conditions. In the event that we are not able to do so, those who acquire our common stock may face significant and immediate dilution and other adverse consequences. Further, debt covenants contained in debt instruments that we issue may limit our financial and operating flexibility with consequent adverse impact on our common stock market price.

We are substantially dependent upon the success and continued market acceptance of our technology and a favorable regulatory environment; the absence of which may significantly reduce our sales, profits and cash flow and adversely impact our financial condition.

The failure of the emissions monitoring and controls market to develop as we anticipate and any lack of acceptance of our emissions monitoring and control equipment technology would adversely affect our environmental control products business. In this respect, we may find that other competing technologies may be offered by other existing competitors or by those that enter the market and these competing technologies may offer a better cost-benefit ratio than our products and/or at lower prices with the result that our sales, profits, and cash flow may suffer significantly over an extended period with serious adverse impact on our financial condition.

We have substantial debt which could adversely affect our ability to raise additional capital to fund operations and prevent us from meeting our obligations under outstanding indebtedness.

As of September 30, 2016, our total indebtedness was approximately $24.2 million, including a revolving line of credit of $3.5 million, convertible notes payable of $3.7 million, non-convertible notes payable of $1.4 million, related party notes payable of $3.6 million, bank loans of $8.0 million and mortgage of $4.0 million. Approximately $7.9 million of such debt is classified as current and approximately $3.7 million of such debt is convertible into shares of our common stock. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond management’s control. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could impair our liquidity. Any refinancing of indebtedness, if available at all, could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Despite our significant amount of indebtedness, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

We have outstanding convertible notes with fluctuating conversion rates that are set at a discount to market prices of our common stock during the period immediately preceding conversion, which may result in material dilution to our common stockholders.

As of September 30, 2016, we had outstanding unsecured convertible notes issued to a number of unrelated third parties in the aggregate principal amount of approximately $3.7 million. Of these unsecured convertible notes, $373,000 under two notes are convertible into shares of our common stock at a price per share equal to 75% of the average closing bid prices of our common stock for the ten days preceding the conversion date (the “75% Notes”), while approximately $1.3 million under three notes are convertible into shares of our common stock at a price per share equal to 80% of the average closing bid prices of our common stock for the ten days preceding the conversion date (the “80% Notes”). This could result in material dilution to existing stockholders of our company. The number of shares of common stock into which the notes may be converted may increase without an upper bound as a consequence of the fluctuating conversion rate that is 75% or 80% of the weighted average market price at the time of conversion. By way of illustration, the following table sets forth the dilutive impact of conversion of the unsecured convertible notes, assuming that the average closing bid price of our common stock for the ten days preceding the conversion is equal to $5.00, $4.00, $3.00 and $2.00 per share:

		Conversion Price
Average Closing Bid Price	Principal Amount	(75%/80% of Market)	Shares Issuable
$ 5.00:
75% Notes	$373,000	$3.75	99,467
80% Notes	$1,265,000	$4.00	316,250
$ 4.00:
75% Notes	$373,000	$3.00	124,333
80% Notes	$1,265,000	$3.20	395,313
$ 3.00:
75% Notes	$373,000	$2.25	165,778
80% Notes	$1,265,000	$2.40	527,083
$ 2.00:
75% Notes	$373,000	$1.50	248,667
80% Notes	$1,265,000	$1.60	790,625

Additionally, we have outstanding convertible notes in the aggregate principal amount of $2,110,000 with fixed conversion prices ranging from $5.00 to $6.50 per share. Approximately 373,300 shares of our common stock are issuable pursuant to these notes at the election of the holder.

Our ability to secure and maintain sufficient credit arrangements is key to our continued operations and there is no assurance we will be able to obtain sufficient additional equity or debt financing in the future.

There is no assurance that we will be able to retain or renew our credit agreements and other finance agreements in the future. In the event the business grows rapidly, the uncertain economic climate continues or we acquire one or more other companies, additional financing resources will likely be necessary in the current or future fiscal years. As a small company with a limited ability to attract and obtain financing, there is no assurance that we will be able to obtain sufficient additional equity or debt financing in the future on terms that are reasonable in light of current market conditions.

Our sales and gross margins depend significantly on market demand for our products, as to which there can be no assurances.

The uncertainty in the U.S. and international economic and political environment could result in a decline in demand for our products in any industry. Our gross margins are dependent upon our ability to maintain sales volumes at levels that allow us to cover our fixed costs and variable costs per unit. To the extent that one or more product lines experience a significant and protracted decline in sales volume, we may experience significant declines in our gross margins that may result in losses. Further, any adverse changes in tax rates and laws affecting our customers could result in decreases in demand of our products and thus decrease our gross margins. Any of these factors could negatively impact our business, results of operations and financial condition.

Many of our existing and future customers do not commit to firm production schedules, which may result in higher fixed costs per unit for us relative to our competitors.

Most of our customers do not commit to long-term production schedules, which makes it difficult to schedule production and achieve maximum efficiency at our manufacturing facilities and to manage inventory levels. As a result, our fixed costs per unit may be higher than our competitors who are able to achieve greater economies with longer production runs at lower costs per unit and, at the same time, achieve lower manufacturing costs as a result and as a result of better manufacturing scheduling.

●	The volume and timing of sales to our customers may vary due to:

●	customers’ attempts to manage their inventory;

●	variation in demand for the company’s customers’ products design changes; or

●	acquisitions of or consolidation among customers.

Many of our existing and future customers do not commit to firm production schedules. As a result, we are unable to forecast the level of customer orders with any precision. This means that it is very difficult for us to schedule production and maximize utilization of manufacturing capacity and manage inventory levels. This may adversely impact our unit manufacturing costs so that our unit manufacturing costs may be higher than our competitors’ costs.

In these circumstances we anticipate that we could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of our existing and future customers. Orders from our customers are subject to cancellation and delivery schedules fluctuate as a result of changes in our customers’ demand, thereby adversely affecting our results of operations, and may result in higher inventory levels. Higher inventory levels cause us to obtain greater external financing which adversely affects our financial performance.

Our products could face serious competitive challenges, including rapid technological changes, and pricing pressure from competitors, which could adversely affect our business.

In the event that one or more of our product lines become the subject of significant pressures from our existing and future competitors, market conditions, technological change, or any combination thereof, our sales revenues and our gross margins may suffer protracted and serious declines with the result that we will likely incur protracted losses thereby. Further, the barriers to entry in several of our lines of business are not so significant that we may be facing competition from others who see significant opportunities to enter the market and undercut our prices with products that possess superior technological attributes at prices that offer our customers a better value. In this instance we could incur protracted and significant losses and persons who acquire our common stock would suffer losses thereby.

Factors affecting the industries that utilize our customers’ products could negatively impact our customers and us.

We have no real control over these factors and to the extent that any one or more of them change dramatically, we may be facing significant financial challenges that are in excess of our abilities. These factors include:

●	increased competition among our customers and their competitors;

●	the inability of our customers to develop and market their products;

●	recessionary periods in our customers’ markets;

●	the potential that our customers’ products become obsolete;

●	our customers’ inability to react to rapidly changing technology;

●	our customers’ inability to pay for our products, which could, in turn, affect the company’s results of operations.

If we are unable to develop new products, our competitors may develop and market products with better features that may reduce demand for our potential products or otherwise result in our products becoming obsolete and could materially and adversely affect our ability to sustain profitability.

There are many larger competitors who compete directly with us and who have significantly greater technological and research resources. These larger competitors have greater technological and research abilities that put us at a severe disadvantage. This may serve to severely damage our reputation and our ability to market and sell other products at price levels that would allow us to achieve and maintain profit margins and positive cash flow.

We are a small company and we face rapid technological change in many of our product markets and we may not be able to introduce any new products or any enhancements to our existing products on a timely basis, or at all. This could result in prolonged and significant losses. In addition, our introduction of any new products could adversely affect the sales of certain of our existing products if new products cannibalize sales of our existing products. If our competitors develop innovative technologies that are superior to our products or if we fail to accurately anticipate market trends and respond on a timely basis with our own innovations, we may not achieve sufficient growth in its revenues to attain profitability or if we do, we may not be able sustain profitability.

We have grown through acquisitions and are continuously looking to fund such acquisitions; our failure to raise funds will have the effect of slowing down our growth.

We recently completed the acquisitions of Advanced Industrial Services Inc., an installer of high precision equipment, and Periscope, GmbH, an electronics manufacturing company. We need to raise funds to finance acquisitions and support the working capital requirements of the acquired companies. A portion of the expected net proceeds from our pending $15.0 million subscription rights offering is intended to be used to fund our acquisition growth plan. Through this rights offering, which was commenced in December 2016 and extends through January 2017 and may be extended thereafter, and any subsequent financing transactions. There is substantial risk that we will only be able to raise funds that would cause substantial dilution to the existing stockholders or at terms that may be very expensive. In the past, we have raised funds from related party loans and there can be no assurance that such related party loans will be available to us in the future. Further, there can be no guarantee that we will be able to raise funds in sufficient amounts in the future and on terms that are reasonable in light of our current circumstances. Persons who acquire our common stock may suffer immediate and substantial dilution and, in other instances, the total loss of their investment if we are not able to raise sufficient funds on reasonable terms. In the event that we are unable to raise funds in sufficient amounts and on reasonable terms, we may not be able to complete any further acquisitions and provide working capital for the completed acquisitions.

We could be subject to economic, political, regulatory and other risks arising from international operations.

Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the United States. In addition to the risks that we face in the United States, our international operations may involve risks that could adversely affect our business, including:

●	the need to adapt our content and user interfaces for specific cultural and language differences, including licensing a certain portion of our content library before we have developed a full appreciation for its performance within a given territory;

●	difficulties and costs associated with staffing and managing foreign operations;

●	management distraction;

●	political or social unrest and economic instability;

●	compliance with United States laws, such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

●	unexpected changes in regulatory requirements;

●	less favorable foreign intellectual property laws;

●	adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;

●	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

●	profit repatriation and other restrictions on the transfer of funds;

●	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

●	new and different sources of competition;

●	different and more stringent user protection, data protection, privacy and other laws; and

●	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.

Even though we achieved a profit for the fiscal year ended September 30, 2016, we cannot assure you that we will remain profitable and maintain a positive cash flow or, if we are profitable and have a positive cash flow, that we can sustain operations that are profitable and have a positive cash flow in the future.

We continue to incur significant expenditures related to selling and marketing and general and administrative activities as well as capital expenditures and anticipate that our expenses may increase in the foreseeable future as we expand our business. Further, as a public company we continue to incur significant legal, accounting and other expenses that we would not incur as a private company. To maintain profitability, we will need to generate significant additional revenues with significantly improved gross margins. There can be no assurance that we will be able to maintain profitability with our existing revenues and in the future generate such additional revenues, improve our gross margins, or both of them and maintain and sustain our profitability or a positive cash flow.

We face constant changes in governmental standards by which our environmental control products are evaluated and we have no control over these standards.

We have no ability to predict the extent to which governmental standards and regulations will favor or disfavor our products, our technology, or the business strategies that we have or will implement in the future. There is a distinct risk that we may face governmental standards and regulations that seriously undercut our fundamental assumptions regarding existing trends in regulation and technology and assumptions regarding the type of technology to use. To the extent that we are not able to accurately predict these trends and effectively utilize these predictions in our business strategy, we may suffer protracted losses with the result that persons who acquire our common stock will suffer losses thereby.

We believe that, due to the constant focus on the environment and clean air standards throughout the world, a requirement in the future to adhere to new and more stringent regulations both domestically and abroad is possible as governmental agencies seek to improve standards required for certification of products intended to promote clean air. In the event our products fail to meet these ever-changing standards, some or all of our emission monitoring and environmental control products may become obsolete.

The future growth of our environmental control business depends, in part, on enforcement of existing emissions-related environmental regulations and further tightening of emission standards worldwide with regulations that allow our products to compete effectively against our competitors.

We expect that the future environmental control products business growth will likely be driven, in part, by the enforcement of existing emissions-related environmental regulations and tightening of emissions standards worldwide. If such standards do not continue to become stricter or are loosened or are not enforced by governmental authorities or if such standards require the use of technologies that we do not possess or are not able to develop, it could have a material adverse effect on our business, operating results, financial condition and long-term prospects.

We may incur substantial costs enforcing our proprietary information, defending against third-party patents, invalidating third-party patents or licensing third-party intellectual property, as a result of litigation or other proceedings relating to intellectual property rights.

We have undertaken only a limited evaluation of our intellectual property rights and we may discover that one or more of our intellectual property rights infringe upon the patents or rights of others with the result that we may incur significant losses thereby. In that event, any person who acquires our common stock may suffer losses thereby.

While we believe that our technology and procedures are likely proprietary, we cannot assure you that others have not or will not replicate our technology and procedures and achieve greater efficiencies and success at our expense.

In that event, we could suffer serious and protracted losses and negative cash flow thereby, our strategy has been to rely on our flexibility to develop custom engineered solutions for various applications and be responsive to customer needs. We cannot assure you that this strategy is or will remain effective to meet these challenges.

We may not have sufficient financial resources to defend our intellectual property rights or otherwise successfully defend against claims that we have infringed on a third party’s intellectual property and, as a result, it may adversely affect our business, financial condition and results of operations.

Even if such claims are not valid, they could subject us to significant costs. In addition, it may be necessary in the future to enforce our intellectual property rights to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. We may not have sufficient financial resources to defend our intellectual property rights or otherwise to successfully defend the company against valid or spurious claims that we have infringed upon the intellectual property rights of others.

An adverse outcome in litigation or any similar proceedings could force us to take actions that could harm its business. These include: (i) ceasing to sell products that contain allegedly infringing property; (ii) obtaining licenses to the relevant intellectual property which we may not be able to obtain on terms that are acceptable, or at all; (iii) indemnifying certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property; and (iv) redesigning products that embody allegedly infringing intellectual property. Any of these results could adversely and significantly affect our business, financial condition and results of operations. In addition, the cost of defending or asserting any intellectual property claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and lead to significant and protracted losses.

We may not have sufficient funds to defend a class action suit from a customer as a result of our installed base of products.

Our products are installed at large industrial plants where products of other manufacturers and suppliers are also installed. We could be subject to a class action lawsuit from a customer as a result of loss sustained by a customer due to malfunction of another manufacturer’s product. We may not have sufficient financial resources to successfully defend such a lawsuit.

Product defects could cause us to incur significant product liability, warranty and repair and support costs and damage our reputation which would have a material adverse effect on our business.

Although we test our products, defects may be discovered in future or existing products. These defects could cause us to incur significant warranty, support and repair costs and divert the attention of research and development personnel. It could also significantly damage our reputation and relationship with distributors and customers which would adversely affect our business. In addition, such defects could result in personal injury or financial or other damages to customers who may seek damages with respect to such losses. A product liability claim against us, even if unsuccessful, would likely be time consuming and costly to defend. We carry some product liability insurance but we cannot assure you that the amount of coverage that we carry is sufficient to insulate us from these claims. In the event of any claim asserting product defects, we will be directly exposed to liability for claims in excess of our coverage limits and there is a clear risk that we and our stockholders could suffer significant and protracted losses thereby.

The markets in which we operate are highly competitive, and many of our competitors have significantly greater financial and managerial resources than we do.

There is significant competition among companies that provide emissions monitoring and environmental control systems. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources.

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

●	The existence and enforcement of government environmental regulations. If these regulations are not maintained or enforced then the market for the company’s products could deteriorate;

●	Retaining and keeping qualified employees and management personnel;

●	Ability to upgrade our products to keep up with the changing market place requirements;

●	Ability to keep up with our competitors who have much higher resources than us;

●	Ability to find sub-suppliers and sub-contractors to assemble and install our products;

●	General economic conditions of the industry and the ability of potential customers to spend money on setting up new industries that require our products;

●	Ability to maintain or raise adequate working capital required for the operations and future growth; and

●	Ability to retain our Chief Executive Officer and other senior key personnel.

The loss of the services of Aron Govil and Saagar Govil for any reason would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Aron Govil, our Executive Director, and Saagar Govil, our President and Chief Executive Officer. Aron Govil, who previously served as our Chairman of the Board, has knowledge regarding environmental control systems and has financial resources and business contacts that would be extremely difficult to replace. Saagar Govil possesses engineering, sales and marketing experience concerning our company that our other officers do not have. We have not entered into employment arrangements with them. There can be no assurance that Aron Govil and Saagar Govil will continue to provide services to us. While Saagar Govil devotes all of his working time to our company, Aron Govil devotes an average of 20 hours per week to our company and the balance of his working time is devoted to other business and investment activities. A voluntary or involuntary departure by Aron Govil and/or Saagar Govil could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for them in a timely manner.

We have a small management team. The loss of any member of our senior management and any significant failure to attract and retain qualified personnel in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth or a period of losses and/or negative cash flow.

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

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our consolidated financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a company with less than $1.0 billion in revenue during our last completed fiscal year, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives;

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements;

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and Chief Executive Officer pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

●	will not be required to conduct an evaluation of our internal control over financial reporting for two years.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our consolidated financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting, are not required to provide a compensation discussion and analysis, are not required to provide a pay-for-performance graph or CEO pay ratio disclosure, and may present only two years of audited financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising all of the proceeds we seek in this offering.

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

Our common stock is traded on the Nasdaq Capital Market. If our stockholders sell substantial amounts of our common stock in the public market, including the shares of common stock issuable upon the exercise of the Series 1 Warrants, shares issued in acquisitions, and shares issuable upon the exercise of outstanding stock options, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future.

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

●	The market price of our common stock may fluctuate substantially due to a variety of factors, including:

●	our business strategy and plans;

●	changing factors related to doing business in various jurisdictions within the United States;

●	new regulatory pronouncements and changes in regulatory guidelines and timing of regulatory approvals;

●	general and industry-specific economic conditions;

●	additions to or departures of our key personnel;

●	variations in our quarterly financial and operating results;

●	changes in market valuations of other companies that operate in our business segments or in our industry;

●	lack of adequate trading liquidity;

●	announcements about our business partners;

●	changes in accounting principles; and

●	general market conditions.

The market prices of the securities of early-stage companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

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

We are a “Controlled Company” under exchange listing rules. Approximately 50.0% of our outstanding voting equity is beneficially held by combination of Aron Govil, the Company’s former Chairman of the Board, and Saagar Govil the Company’s CEO, as a result of this common stock ownership and the Series A preferred stock ownership by Mr. Aron Govil, the Company’s management controls and will control in the future, substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following properties:

Our IPS segment leases (i) approx. 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00, (iii) approximately 1500 square feet of office on a month to month rental from a third party in Navi Mumbai, India at a monthly rental of $600.00, (iv) approximately 25,000 sq. ft. of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (v) approximately 43,000 sq. ft. of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, (vi) approximately 15,500 sq. ft. of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2016, and (vii) the Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., a company controlled by Aron Govil, Executive Director of the Company, at a monthly rental of $4,000.

Our EMS segment owns a 70,000 sq. ft. manufacturing building in Neulingen, Germany which has a 17 year 3.00% interest mortgage with monthly mortgage payments of €25,000, through March 2031. The EMS segment also leases (i) a 10,000 sq. ft. manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 100,000 sq. ft. of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €54,100 which expires on March 31, 2017, (iii) approximately 50,000 sq. ft. of office, warehouse space in Paderborn, Germany at a monthly rental of €27,050 which expires on March 31, 2017.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX”.

As of December 27, 2016, there were approximately 1,800 holders of record of the Company’s common stock as determined from the Company’s transfer agent’s list. Such list also includes beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value per share. On December 27, 2016, there were 9,919,376 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

In April 2015 the Company effected a 1-for-6 reverse stock split of its outstanding common stock.

On June 25, 2015 the Company’s common stock commenced trading on the NASDAQ Capital Markets under the symbol “CETX”. Prior to June 25, 2015 the Company’s Common Stock traded on the over-the-counter bulletin board trading system. The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2014, 2015 and 2016 reported by the exchange and converted based on the one-for-six reverse stock split. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

Year	Fiscal Period	Stock Price
2016	4th Quarter	$5.95	$3.71
	3rd Quarter	$3.69	$1.90
	2nd Quarter	$2.85	$1.65
	1st Quarter	$3.44	$2.36

2015	4th Quarter	$4.35	$2.23
	3rd Quarter	$5.40	$2.70
	2nd Quarter	$4.20	$2.58
	1st Quarter	$4.74	$3.60

	4th Quarter	$6.24	$4.38
	3rd Quarter	$6.00	$3.00
	2nd Quarter	$3.30	$1.68
2014	1st Quarter	$2.58	$0.84

As reported by NASDAQ Capital Markets, on December 27, 2016 the closing sales price of the Company’s Common Stock was $6.42 per share.

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

Through our Electronics Manufacturing Services (“EMS”) segment, we provide end to end electronic manufacturing services, which include product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Our EMS segment offers fully integrated contract manufacturing services to global original equipment manufacturers (OEMs) and technology companies that operate primarily in the medical, industrial, automation, automotive, and renewable markets.

Through our Industrial Products and Services (“IPS”) segment, we provide a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The segment also manufactures, sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. We also market monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications. In addition we, through our newly acquired business, offer one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

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

Results of Operations - For the fiscal years ending September 30, 2016 and 2015

Total revenue for the years ended September 30, 2016 and 2015 was $93,704,560 and $56,887,389, respectively, an increase of $36,817,171, or 65%. Net income for years ended September 30, 2016 and 2015 was $4,994,045 and $2,838,116, respectively, an increase of $2,155,929, or 76%. Revenues and net income in this period as compared to the previous one was higher as a result of the acquisitions of AIS and Periscope.

Revenues

Our IPS segment’s revenues for the year ended September 30, 2016 increased by $17,621,667 or 56%, to $49,224,011 from $31,622,344 for the year ended September 30, 2015. The acquisition of AIS on December 15, 2015, provided an additional $16,751,330 in revenues while existing companies had an increase in revenues of $870,337.

Our EMS segment’s revenues for the year ended September 30, 2016 increased by $19,195,504 or 76% to $44,460,549 from $25,265,045 for the year ended September 30, 2015. The acquisition of Periscope on May 31, 2016, provided an additional $18,688,287 in revenues while existing companies had an increase in revenues of $507,217.

Gross Profit

Gross Profit for the year ended September 30, 2016 was $29,213,670 or 31% of revenues as compared to gross profit of $16,322,570 or 29% of revenues for the year ended September 30, 2015. The increase in gross profit percentage in the year ended September 30, 2016, as compared to the prior year, was a direct result of higher profit margin projects executed during this period as compared to the prior year. The higher dollar amount of gross profit during fiscal 2016 was due to higher overall revenue.

Operating Expenses

Operating expenses for the year ended September 30, 2016 increased $10,328,226 or 75% to $24,149,772 from $13,281,546 for the year ended September 30, 2015. Operating expenses as a percentage of revenue increased in the year ended September 30, 2016 to 26% from 24% in the year ended September 30, 2015. The acquisition of AIS and Periscope provided additional operating expenses of $10,449,718, while existing companies had a decrease of $121,492.

Other Income

Other income for the fiscal year of 2016 was $1,693,931 as compared to $834,290 for the fiscal year of 2015. The acquisition of AIS and Periscope provided additional other income of $913,545, while existing companies had a decrease of $53,904.

Interest Expense

Interest expense for the fiscal year of 2016 was $673,612 as compared to $496,281 for the fiscal year of 2015. The acquisition of AIS and Periscope provided additional interest expense of $271,456, while existing companies had a decrease of $94,125.

Provision for Income Taxes

During the fiscal year of 2016 we recorded an income tax provision of $1,090,172 compared to $917 for the fiscal year of 2015. The provision for income tax is based upon the projected income tax from the Company’s various domestic and international subsidiaries that are subject to income taxes.

Net Income

The Company had net income of $4,994,045 or 5% of revenues, for the year ended September 30, 2016 as compared to a net income of $2,383,116 or 5% of revenues, for the year ended September 30, 2015. The increase in net income of $2,155,929 was mainly due to higher profit margin of projects executed during this period as compared to the prior year.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $11,771,946 at September 30, 2016 compared to $4,693,904 at September 30, 2015. This includes cash and cash equivalents of $6,045,521 at September 30, 2016 and $1,486,737 at September 30, 2015, respectively. The acquisition of AIS and Periscope provided additional working capital of $5,432,734, while existing companies had an increase of $1,645,308.

Accounts receivable increased by $8,797,683 or 184% to $13,568,727 at September 30, 2016 from $4,771,044 at September 30, 2015. The acquisition of AIS and Periscope provided additional accounts receivable of $7,406,279 while existing companies had an increase of $1,391,404.

Inventories increased by $7,702,111 or 121% to $14,071,627 at September 30, 2016 from $6,369,516 at September 30, 2015. The acquisition of AIS and Periscope provided additional inventories of $7,736,297 while existing companies had a decrease of $34,186.

Operating activities provided $7,895,211 for the year ended September 30, 2016 compared to providing $3,879,926 of cash for the year ended September 30, 2015. The increase in operating cash flows in fiscal 2016 was primarily due to profitable operations.

Investment activities used $17,146,716 of cash during the year ended September 30, 2016 compared to using $956,046 during the year ended September 30, 2015. The use of cash by investing activities in fiscal 2016 was the result of the acquisition, net of cash received, of AIS and Periscope for $16,482,882 and the purchase of property and equipment for $663,834.

Financing activities provided $13,810,289 for the year ended September 30, 2016 as compared to using $1,583,238 in the year ended September 30, 2015. Cash flows from financing activities during fiscal 2016 was the result of proceeds from notes payable of $2,217,936, affiliated loans of $3,480,252, convertible notes of $5,077,500 and bank loans of $5,176,262 all used to fund our acquisition of AIS and Periscope, and to fund operations, offset by payments on notes payable of $486,125 and payments on bank loans of $1,655,536.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2017 fiscal year (ending September 30, 2017). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

As of September 30, 2016 and 2015, $5,740,046 of the $5,825,521 and $1,467,938 of the $1,486,737 of cash and cash equivalents on the consolidated balance sheet was held by foreign subsidiaries, respectively. Net income of $5,061,026 and $2,618,610 for the years ended September 30, 2016 and 2015, respectively, were earned by foreign subsidiaries and are considered indefinitely reinvested. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. The rights offering extends through January 2017 and may be extended thereafter. No assurance can be given that the rights offering will result in significant funds for us. In the event that we raise significant external capital from the issuance of our common stock, preferred stock, or debt instruments, we remain subject to the uncertainties and the volatility of the capital markets over which we have no control. In all of these transactions we may be forced to raise capital on adverse terms or terms that are not reasonable in light of current market conditions. As a result, persons who acquire our common stock may incur immediate and substantial dilution and, in the case of our issuance of preferred stock or any debt instrument, we may issue preferred stock with rights and privileges that adversely impact common stockholder rights and, in the case of the issuance of any debt instrument, the affirmative and negative covenants that we may be required to accept, could adversely impact our financial and operating flexibility with consequent adverse impact on the rights of our common stockholders and our common stock market price.

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

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in Item 1A. Risk Factors as well as:

●	the shortage of reliable market data regarding the emission monitoring & air filtration market;

●	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations;

●	anticipated working capital or other cash requirements;

●	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market;

●	product obsolescence due to the development of new technologies; and

●	Various competitive factors that may prevent us from competing successfully in the marketplace.

●	In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management, under the supervision and with the participation of the company’s Chief Executive Officer and Vice President of Finance, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2016, and concluded that it is effective.

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

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company’s chief executive officer and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2016 annual stockholders’ meeting (“2016 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2016 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2016 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of September 30, 2016 regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders		$-
Not approved by security holders	275,400	$1.73	0

See more detailed information regarding our equity compensation plans in Note 15 in the Notes to Consolidated Financial Statements in this 2016 Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2016 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2016 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement regarding the assets of ROB Holding AG, ROB Electronic GmbH, ROB Connect GmbH, and ROB Engineering dated Spetember 10, 2013. (5)
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(10)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.(1)
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC.(1)
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex, Inc.(1)
10.4	Agreement and Assignment of Membership Interests between Aron Govil and Cemtrex, Inc.(1)
10.5	8.0% Convertible Subordinated Debenture.(1)
10.6	Letter Agreement by and between Cemtrex, Inc. and Arun Govil, dated September 8, 2009.(2)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13*	Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Incorporated by reference from Form 10-12G filed on May 22, 2008.
(2)	Incorporated by reference from Form 8-K filed on September 10, 2009.
(3)	Incorporated by reference from Form 8-K filed on August 22, 2016.
(4)	Incorporated by reference from Form 8-K filed on July 1, 2016.
(5)	Incorporated by reference from Form 10-K filed on August 25, 2016.
(6)	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
(7)	Incorporated by reference from Form 8-K/A filed on November 4, 2016.
(8)	Incorporated by reference from Form 8-K/A filed on November 9, 2016.
(9)	ncorporated by reference from Form 10-Q/A filed on November 10, 2016.
(10)	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

December 28, 2016	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 28, 2016	By:.	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

December 28, 2016	By:	/s/ Renato Dela Rama .
Renato Dela Rama,
Vice President of Finance (Principal Financial and Accounting Officer)

December 28, 2016	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

December 28, 2016	By:	/s/ Sunny Patel
Sunny Patel,
Director

December 28, 2016	By:	/s/ Shamik Shah
Shamik Shah,
Director

December 28, 2016	By:	/s/ Aron Govil
Aron Govil,
Executive Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cemtrex, Inc.

We have audited the consolidated balance sheet of Cemtrex, Inc. (the “Company”) and subsidiaries as of September 30, 2016 and 2015 and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Advanced Industrial Services Inc, a wholly owned subsidiary, which statements reflect total assets of $11,833,564 as of September 30, 2016 and total revenues of $16,751,330 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, in so far as it relates to the amounts included for Advanced Industrial Services Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Bharat Parikh & Associates
Bharat Parikh & Associates
4940, McDermott Road,
Plano, TX 75024, USA
December 28, 2016

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
Assets
Current assets
Cash and equivalents	$6,045,521	$1,486,737
Restricted Cash	698,459	-
Accounts receivable, net	13,568,727	4,771,044
Inventory, net	14,071,627	6,369,516
Prepaid expenses and other current assets	2,475,404	893,792
Deferred tax asset	67,000	-
Total current assets	36,926,738	13,521,089

Property and equipment, net	17,647,888	8,142,523
Goodwill	918,819	845,000
Other assets	540,064	35,630
Total Assets	$56,033,509	$22,544,242

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,733,459	$4,208,783
Credit card payable	294,169	-
Sales tax payable	263,107	177,795
Revolving line of credit	3,454,913	2,129,711
Accrued expenses	5,174,529	309,130
Deferred revenue	1,387,139	-
Accrued income taxes	1,042,589	73,746
Convertible notes payable	3,748,000	1,274,000
Current portion of long-term liabilities	2,056,887	654,020
Total current liabilities	25,154,792	8,827,185

Long-term liabilities
Loans payable to bank	6,402,228	2,383,815
Notes payable	1,222,158	-
Mortgage payable	3,869,066	4,088,618
Notes payable to related party	3,599,307	119,055
Total long-term liabilities	15,092,759	6,591,488
Deferred tax liabilities	94,000	-
Total liabilities	40,341,551	15,418,673

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized,1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,460,283 shares issued and outstanding at September 30, 2016 and 7,158,087 shares issued and outstanding at September 30, 2015	9,460	7,158
Additional paid-in capital	5,230,745	1,020,444
Retained earnings	11,424,900	6,430,855
Accumulated other comprehensive loss	(974,147)	(333,888)
Total shareholders’ equity	15,691,958	7,125,569
Total liabilities and shareholders’ equity	$56,033,509	$22,544,242

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended
	September 30,
	2016	2015
Revenues
Industrial Products & Services Revenue	$49,244,011	$31,622,344
Electronics Manufacturing Services Revenue	44,460,549	25,265,045
Total revenues	93,704,560	56,887,389

Cost of revenues
Cost of Sales, Industrial Products & Services	35,496,098	24,843,753
Cost of Sales, Electronics Manufacturing Services	28,994,792	15,721,066
Total cost of revenues	64,490,890	40,564,819
Gross profit	29,213,670	16,322,570

Operating expenses
General and administrative	24,149,772	13,821,546
Total operating expenses	24,149,772	13,821,546
Operating income (loss)	5,063,898	2,501,024

Other income (expense)
Other Income (expense)	1,693,931	834,290
Interest Expense	(673,612)	(496,281)
Total other income (expense)	1,020,319	338,009

Net income (loss) before income taxes	6,084,217	2,839,033

Provision for income taxes	1,090,172	917
Net income (loss)	4,994,045	2,838,116

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(640,259)	(177,329)
Comprehensive income/(loss)	$4,353,786	$2,660,787

Income (Loss) Per Share-Basic	$0.59	$0.41
Income (Loss) Per Share-Diluted	$0.58	$0.40

Weighted Average Number of Shares-Basic	8,441,620	6,843,666
Weighted Average Number of Shares-Diluted	8,581,607	6,911,235

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series A Par		Common Stock Par
	Value $0.001		Value $0.01
						Retained	Accumulated
					Additional	Earnings	other	Total
	Number of		Number of		Paid-in	(Accumulated	Comperhensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at September 30, 2014	1,000,000	$1,000	6,766,587	$6,767	$199,562	$3,592,739	$(156,559)	$3,643,509
Foreign currency translations							$(177,329)	$(177,329)
Stock issued for employee options			16,264	$16	$44,251			$44,267
Stock issued for convertible debt			371,069	$371	$763,645			$764,016
Stock issued for services			4,167	$4	$12,986			$12,990
Net income						$2,838,116		$2,838,116
Balance at September 30, 2015	1,000,000	$1,000	7,158,087	$7,158	$1,020,444	$6,430,855	$(333,888)	$7,125,569
Foreign currency translations							$(640,259)	$(640,259)
Stock issued for employee options			7,583	$8	$51,888			$51,896
Stock issued for convertible debt			1,919,492	$1,919	$2,989,488			$2,991,407
Stock issued for services			57,661	$58	$169,242			$169,300
Stock issued for acquisition			317,460	$317	$999,683			$1,000,000
Net income						$4,994,045		$4,994,045
Balance at September 30, 2016	1,000,000	$1,000	9,460,283	$9,460	$5,230,745	$11,424,900	$(974,147)	$15,691,958

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
	2016	2015
Cash Flows from Operating Activities

Net income	$4,994,045	$2,838,116
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,296,010	772,434
Deferred revenue	1,126,809	-
Share-based compensation	51,896	57,257
Shares issued for acquisition	1,000,000	-
Discounts on convertible debt	249,000	64,000
Interest expense on convertible debt	138,907	6,016
Deferred taxes	102,000	-
Goodwill	4,633	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(90,032)	-
Accounts receivable	(5,585,686)	(732,704)
Inventory	764,640	(99,189)
Prepaid expenses and other assets	2,342,744	(362,530)
Others	(170,926)	16,798
Accounts payable	1,376,793	1,588,110
Credit card payable	66,891	25,841
Sales tax payable	85,312	50,922
Revolving line of credit	(6,116,739)	(225,553)
Accrued expenses	4,297,221	(131,306)
Income taxes payable	961,693	11,714
Net cash provided by (used by) operating activities	7,895,211	3,879,926

Cash Flows from Investing Activities
Purchase of property and equipment	(663,834)	(1,515,861)
Redemption of short-term investments	-	559,815
Investment in subsidiary, net of cash received	(16,482,882)	-
Net cash provided by (used by) investing activities	(17,146,716)	(956,046)

Cash Flows from Financing Activities
Proceeds from notes payable	2,217,936	-
Payments on notes payable	(486,125)	-
Proceeds/(payments) on affiliated loan	3,480,252	(1,750,736)
Proceeds from bank loans	5,176,262	-
Payments on bank loans	(1,655,536)	(1,800,502)
Proceeds from convertible notes	5,077,500	1,968,000
Net cash provided by (used by) financing activities	13,810,289	(1,583,238)

Net increase (decrease) in cash	4,558,784	1,340,642
Cash beginning of period	1,486,737	146,095
Cash end of period	$6,045,521	$1,486,737

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$605,826	$312,286

Cash paid during the period for income taxes	$9,943	$5,032

The accompanying notes are an integral part of these consolidated financial statements.

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

Through our Electronics Manufacturing Services (“EMS”) segment, we provide end to end electronic manufacturing services, which include product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. Our EMS segment offers fully integrated contract manufacturing services to global original equipment manufacturers (OEMs) and technology companies that operate primarily in the medical, industrial, automation, automotive, and renewable markets.

Through our Industrial Products and Services (“IPS”) segment, we provide a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The segment also manufactures, sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. We also market monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications. In addition we, through our newly acquired business, offer one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

On December 15, 2015 we acquired Advanced Industrial Services Inc. (“AIS”) and its affiliate subsidiary company based in York, Pennsylvania for a purchase price of approximately $7.7 million and acquisition related expenses of $476,340. The purchase price was paid with $5.2 million in cash, $1,500,000 in a seller’s note, and $1,000,000 in the form of 315,458 shares of Cemtrex restricted Common Stock. AIS averaged approximately $23 million in annual revenue and $2.4 million in annual normalized EBITDA over the two calendar years 2013 and 2014. We worked with a local bank to finance the $5.25 million self-amortizing, seven (7) year term loan and $3.5 million working capital credit line for the transaction. The loans carry annual interest rates of 30 day LIBOR plus 2.25 and 2.0 respectively. The seller’s note is for 3 years at 6% (see NOTE 13 BUSINESS COMBINATION).

On May 31, 2016 we acquired machinery & equipment, electronics manufacturing business and logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience. The Periscope acquisition was completed through use of $4,902,670 of Company cash, $717,936 in Seller note and $3,298,600 in proceeds from issuance of a note to Ducon Technologies Inc., a related party (see NOTE 13 BUSINESS COMBINATION).

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

The Company’s consolidated subsidiaries and/or entities are as follows:

Name of consolidated	State or other jurisdiction of	Date of incorporation or	Attributable
subsidiary or entity	incorporation or organization	formation (date of acquisition)	Interest

Griffin Filters, LLC	New York	September 6, 2005 (April 30, 2007)	100%
Cemtrex, Ltd.	Hong Kong	September 4, 2013	100%
ROB Cemtrex GmbH	Germany	August 15, 2013 (October 31, 2013)	100%
ROB Systems, Srl	Romania	November 1, 2013	100%
Advanced Industrial Services, Inc.	Pennsylvania	July 20, 1984 (December 15, 2015)	100%
ROB Cemtrex Assets UG	Germany	May 12, 2016	100%
ROB Cemtrex Automotive GmbH	Germany	May 12, 2016	100%
ROB Cemtrex Logistics GmbH	Germany	May 12, 2016	100%

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

The Company has $121,650 and $65,002 allowance for doubtful accounts at September 30, 2016 and 2015, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2016 or 2015.

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

There was $970,763 and $148,967 in inventory obsolescence at September 30, 2016 and 2015, respectively.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values shown in the table below) over the estimated useful lives of the respective assets.

Estimated Useful Life
(Years)
Building	30
Furniture and office equipment	5
Computer software	7
Machinery and equipment	7

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the ASC Topic 350, “Intangibles: Goodwill and Other”. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. The recoverability of goodwill is subject to an annual impairment test or whenever an event occurs or circumstances change that would more likely than not result in an impairment. The Company tests goodwill for impairment at the reporting unit level on an annual basis as of September 30 and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. In accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

The Company derives a certain amount of its revenues from sales of its products, with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2016 or 2015.

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

There were 139,987 and 67,569 potentially dilutive common shares outstanding for the fiscal years ended September 30, 2016 or 2015, respectively.

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2016 and September 30, 2015, comprehensive income includes losses of $640,259 and $177,329, respectively, which were entirely from foreign currency translation.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued guidance surrounding credit losses for financial instruments that replaces the incurred loss impairment methodology in current U.S. generally accepted accounting principles (“GAAP”). The new impairment model requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. The standard is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company expects to adopt this standard in its fiscal year ending September 30, 2021 and does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify key components of employee share-based payment accounting. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company expects to adopt this standard in its fiscal year ending September 30, 2018 and does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

In February 2016, the FASB issued guidance requiring a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this new guidance will require both types of leases to be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2018 and is to be applied using the modified retrospective approach. The Company expects to adopt this standard in its fiscal year ending September 30, 2020 and does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

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

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. The rights offering extends through January 2017 and may be extended thereafter. No assurance can be given that the rights offering will result in significant funds for us. In the event that we raise significant external capital from the issuance of our common stock, preferred stock, or debt instruments, we remain subject to the uncertainties and the volatility of the capital markets over which we have no control. In all of these transactions we may be forced to raise capital on adverse terms or terms that are not reasonable in light of current market conditions. As a result, persons who acquire our common stock may incur immediate and substantial dilution and, in the case of our issuance of preferred stock or any debt instrument, we may issue preferred stock with rights and privileges that adversely impact common stockholder rights and, in the case of the issuance of any debt instrument, the affirmative and negative covenants that we may be required to accept, could adversely impact our financial and operating flexibility with consequent adverse impact on the rights of our common stockholders and our common stock market price.

There is no guarantee that cash flow from operations and/or debt and equity vehicles will provide sufficient capital to meet our expansion goals and working capital needs.

NOTE 4 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports and evaluates financial information for two segments: Electronics Manufacturing Services (EMS) segment and the Industrial Products and Services (IPS) segment. The EMS segment provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. The IPS segment sells a complete line of air filtration and environmental control products to a wide variety of industrial and manufacturing industries worldwide. The Company also manufactures sells, and services monitoring instruments, software and systems for measurement of emissions of Greenhouse gases, hazardous gases, particulate and other regulated pollutants used in emissions trading globally as well as for industrial processes. The Company also markets monitoring and analysis equipment for gas and liquid measurement for various downstream oil & gas applications as well as various industrial process applications.

The following tables summarize the Company’s segment information:

	As of or for the year ended September 30, 2016
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$49,244,011	$44,460,549	$93,704,560
Total assets	$23,890,455	$32,143,054	$56,033,509
Accounts receivable, net	$8,193,982	$5,374,745	$13,568,727
Other assets	$477,456	$62,608	$540,064

	As of or for the year ended September 30, 2015
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$31,622,344	$25,265,045	$56,887,389
Total assets	$7,225,828	$15,318,414	$22,544,242
Accounts receivable, net	$2,947,242	$1,823,802	$4,771,044
Other assets	$4,225	$31,405	$35,630

The Company generates revenue from product sales and services from its subsidiaries located in the United States, Germany, Romania and Hong Kong. Revenue information for the Company is as follows:

	Year ended September 30,
	2016	2015
United States	$21,692,736	$4,567,591
Non-U.S. Locations	72,011,824	52,319,798
	$93,704,560	$56,887,389

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets measured at fair value as of September 30, 2016 and September 30, 2015:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-
	$-	$-	$-	$-

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2015
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $698,849 as of September 30, 2016. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $71,789 as of September 30, 2016.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30, 2016	September 30, 2015
Accounts receivable	$13,690,377	$4,836,046
Allowance for doubtful accounts	(121,650)	(65,002)
	$13,568,727	$4,771,044

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30, 2016	September 30, 2015
Raw materials	$9,636,142	$3,345,432
Work in progress	2,554,025	1,306,906
Finished goods	2,852,223	1,866,145
	15,042,390	6,518,483

Less: Allowance for inventory obsolescence	(970,763)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$14,071,627	$6,369,516

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2016	September 30, 2015
Land	$1,193,230	$1,194,979
Building	5,019,484	3,938,544
Furniture and office equipment	1,180,963	576,741
Computer software	1,377,260	286,638
Machinery and equipment	12,718,694	3,663,526
	21,489,631	9,660,428

Less: Accumulated depreciation	(3,841,743)	(1,517,905)
Property and equipment, net	$17,647,888	$8,142,523

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2016. Depreciation and amortization of property and equipment totaled approximately $2,296,010 and $772,434 for fiscal years ended September 30, 2016 and 2015, respectively.

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2016 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $2,201,335 and other current assets of $274,049 and on September 30, 2015 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $120,296 and other current assets of $773,496.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2016 the Company has the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
February 29, 2016	$115,000	12 Months	8%	75% of Market	6 Months
March 16, 2016	258,000	12 Months	10%	75% of market	6 Months
April 22, 2016	525,000	12 Months	10%	80% of market	6 Months
May 20, 2016	525,000	12 Months	10%	80% of market	6 Months
June 13, 2016	215,000	12 Months	8%	80% of market	6 Months
July 13, 2016	1,055,000	12 Months	10%	$5.00	6 Months
August 16, 2016	1,055,000	12 Months	10%	$6.50	6 Months
Total	$3,748,000

The use of the proceeds from the notes issued is for growth capital and planned acquisitions. As per the terms of these convertible notes the Company has reserved 4,000,000 shares (post reverse split basis) representing approximately three times the actual shares that would be issued upon conversion of all the notes.

As of September 30, 2016, 2,290,368 shares of the Company’s common stock have been issued to satisfy $3,610,500 of convertible notes payable.

NOTE 12 – LONG-TERM LIABILITIES

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

Notes payable – related party

Please see Note 14 – Related Party Transactions for details on notes payable to Ducon Technologies, Inc.

NOTE 13 – BUSINESS COMBINATION

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

The acquisition date fair value of the total consideration transferred was approximately $7.7 million, which consisted of the following:

Cemtrex, Inc. common stock	1,000,000
Loan from bank	5,176,262
Note payable	1,500,000
Total Purchase Price	$7,676,262

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

The following table summarizes the current allocation of the assets acquired and liabilities assumed based on their preliminary estimated fair values and current measurement period adjustments as follows:

	As initially reported	Measurement period adjustments	As adjusted
Cash	$112,586	$-	$112,586
Restricted Cash	608,427	-	608,427
Accounts receivable, net	3,211,997	-	3,211,997
Prepaid expenses	551,292	-	551,292
Inventory, net	465,877	-	465,877
Deferred costs	43,208	-	43,208
Deferred Tax Asset - current	-	75,000	75,000
Property, plant, and equipment, net	6,525,902	126,192	6,652,094
Goodwill	-	78,452	78,452
Other	121,000	-	121,000
Total Liabilities	(4,140,289)	(103,382)	(4,243,671)
Net assets acquired	$7,500,000	$176,262	$7,676,262

The following supplemental pro forma information presents the financial results as if the acquisition of AIS had occurred October 1, 2014:

	For the year ended
	September 30,
	2016	2015

Revenues	$98,456,214	$79,097,686

Net income	$4,468,692	$3,491,020

Income (Loss) Per Share-Basic	$0.53	$0.49

Income (Loss) Per Share-Diluted	$0.52	$0.47

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Prepaid expenses	$3,373,063
Inventory, net	8,000,874
Property, plant, and equipment, net	4,485,448
Total Liabilities	(6,940,179)
Net assets acquired	$8,919,206

The following supplemental pro forma information presents the financial results as if the acquisition of Periscope had occurred October 1, 2014:

	For the year ended
	September 30,
	2016	2015

Revenues	$121,850,369	$143,871,692

Net income	$5,132,306	$(7,884,095)

Income (Loss) Per Share-Basic	$0.61	$(1.15)

Income (Loss) Per Share-Diluted	$0.60	$(1.12)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has Notes payable to Ducon Technologies Inc., totaling $3,413,840 and $119,055 at September 30, 2016 and September 30, 2015, respectively. These notes are unsecured and carry 5% interest per annum.

NOTE 15 – SHAREHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of September 30, 2016 and September 30, 2015, there were 1,000,000 shares issued and outstanding, respectively.

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

During the year ending September 30, 2016 and 2015, the Company did not issue any Series A Preferred Stock.

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

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of September 30, 2016 and September 30, 2015, there were 9,460,283 and 7,158,087 shares issued and outstanding, respectively.

During the year ending September 30, 2016 the company issued 2,302,196 shares of Common Stock. During the year ended September 30, 2015 the company issued 391,500 shares of Common Stock.

During the year ending September 30, 2014 the company issued stock options for 100,000 shares to three key executives of ROB Cemtrex GmbH. These options have a call price of $1.80 per share, vest over four years, and expire after six years. During the years ended September 30, 2016 and 2015 zero and 16,264 shares of common stock were issued in relation to these options, respectively.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, Company’s Chairman and CEO. These options have a call price of $1.70 per share, and expire after six years. As of September 30, 2016 no shares under this option have been exercised.

During the year ending September 30, 2016 the company issued 1,919,492 shares of common stock to satisfy $2,952,500 of convertible notes payable. During the year ending September 30, 2015 the company issued 371,069 shares of common stock to satisfy $658,000 of convertible notes payable (see NOTE 11 CONVERTIBLE NOTES PAYABLE).

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Our IPS segment leases (i) approx. 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00, (iii) approximately 25,000 sq. ft. of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (iv) approximately 43,000 sq. ft. of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, (v) approximately 15,500 sq. ft. of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2016, and (vi) the Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., a company controlled by Aron Govil, Executive Director of the Company, at a monthly rental of $4,000..

Our EMS segment owns a 70,000 sq. ft. manufacturing building in Neulingen, Germany which has a 17 year 3.00% interest mortgage with monthly mortgage payments of €25,000, through March 2031. The EMS segment also leases (i) a 10,000 sq. ft. manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 100,000 sq. ft. of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €54,100 which expires on March 31, 2017, (iii) approximately 50,000 sq. ft. of office, warehouse space in Paderborn, Germany at a monthly rental of €27,050 which expires on March 31, 2017.

NOTE 17 – INCOME TAX PROVISION

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

The provision for income taxes is as follows:

	September 30, 2016	September 30, 2015
Current taxes payable
Federal	$112,088	$5,594
State	46,363	5,506
Foreign	904,721	(10,183)
Deferred taxes	27,000	-
Deferred tax valuation allowance	-	-
Total	$1,090,172	$917

The foreign provision for income taxes is based on foreign pre-tax earnings of $5,965,747, and $2,806,427 in 2016 and 2015, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. Substantially all of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S.

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2016	September 30, 2015
U.S. statutory rate	34.00%	34.00%
State income taxes (net of federal benefit)	9%	9%
Permanent differences	1.77%	-0.10%
Foreign	-27.29%	-42.86%
Benefit of net operating loss carry-forward	0.00	0.00
Effective rate	17.47%	0.03%

At September 30, 2015 and 2014, the Company has no net operating loss carryovers.

NOTE 18– SUBSEQUENT EVENTS

On October 31, 2016 Cemtrex announced that it had entered into a Letter of Intent to acquire an electronics manufacturing solutions company (“Target”) based in the Silicon Valley area. The Target Company is focused on electronic manufacturing services primarily for global leading semiconductor customers as well as OEMs in the medical, industrial, telecommunications industries. The Target Company has averaged $7 million in annual revenues over the last two years. The company also has an office in India to support the engineering & prototype development and operational activities.

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. The rights offering extends through January 2017 and may be extended thereafter.

