Form 10-Q
period 2016-12-31
CEMTREX INC
filed 2017-02-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19 Engineers Lane, Farmingdale, New York	11735
(Address of principal executive offices)	(Zip Code)

631-756-9116
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]      Yes      [  ]      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of February 6, 2017, the issuer had 10,064,384 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2016	September 30, 2016
Assets
Current assets
Cash and equivalents	$5,053,943	$6,045,521
Restricted Cash	980,773	698,459
Accounts receivable, net	12,138,022	13,568,727
Inventory, net	12,801,605	14,071,627
Prepaid expenses and other current assets	3,214,675	2,475,404
Deferred tax asset	67,000	67,000
Total current assets	34,256,018	36,926,738

Property and equipment, net	16,540,839	17,647,888
Goodwill	918,819	918,819
Other assets	203,109	540,064
Total Assets	$51,918,785	$56,033,509

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,559,778	$7,733,459
Credit card payable	251,484	294,169
Sales tax payable	70,382	263,107
Revolving line of credit	3,134,775	3,454,913
Accrued expenses	5,012,542	5,174,529
Deferred revenue	333,420	1,387,139
Accrued income taxes	1,130,443	1,042,589
Convertible notes payable	2,250,000	3,748,000
Current portion of long-term liabilities	2,009,404	2,056,887
Total current liabilities	19,752,228	25,154,792

Long-term liabilities
Loans payable to bank	5,965,214	6,402,228
Notes payable	643,675	1,222,158
Mortgage payable	3,579,436	3,869,066
Notes payable to related party	3,496,575	3,599,307
Total long-term liabilities	13,684,900	15,092,759
Deferred tax liabilities	94,000	94,000
Total liabilities	33,531,128	40,341,551

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,965,179 shares issued and outstanding at December 31, 2016 and 9,460,283 shares issued and outstanding at September 30, 2016	9,965	9,460
Additional paid-in capital	6,810,000	5,230,745
Retained earnings	12,830,593	11,424,900
Accumulated other comprehensive loss	(1,263,901)	(974,147)
Total shareholders’ equity	18,387,657	15,691,958
Total liabilities and shareholders’ equity	$51,918,785	$56,033,509

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended
	December 31,
	2016	2015
Revenues
Industrial Products & Services Revenue	$13,241,042	$7,865,441
Electronics Manufacturing Services Revenue	16,156,215	5,449,252
Total revenues	29,397,257	13,314,693

Cost of revenues
Cost of Sales, Industrial Products & Services	9,602,367	6,132,277
Cost of Sales, Electronics Manufacturing Services	10,096,806	3,309,518
Total cost of revenues	19,699,173	9,441,795
Gross profit	9,698,084	3,872,898

Operating expenses
General and administrative	7,712,510	3,405,912
Total operating expenses	7,712,510	3,405,912
Operating income	1,985,574	466,986

Other income (expense)
Other Income (expense)	58,204	350,653
Interest Expense	(397,098)	(175,418)
Total other income (expense)	(338,894)	175,235

Net income before income taxes	1,646,680	642,221

Provision for income taxes	240,987	(50,174)
Net income	1,405,693	692,395

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(289,754)	(463,209)
Comprehensive income/(loss)	$1,115,939	$229,186

Income Per Share-Basic	$0.14	$0.09
Income Per Share-Diluted	$0.14	$0.09

Weighted Average Number of Shares-Basic	9,724,558	7,410,703
Weighted Average Number of Shares-Diluted	9,786,536	7,481,717

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
	2016	2015
Cash Flows from Operating Activities

Net income	$1,405,693	$692,395
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633,513	210,887
Deferred revenue	(1,053,719)	-
Share-based compensation	-	51,272
Shares issued for acquisition	-	1,000,000
Discounts on convertible debt	-	37,500
Interest expense on convertible debt	81,760	31,000
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(282,314)	(16,016)
Accounts receivable	1,430,705	(162,919)
Inventory	1,270,022	43,176
Prepaid expenses and other assets	(739,271)	(1,484)
Others	336,955	(1,646)
Accounts payable	(2,173,681)	(88,396)
Credit card payable	(42,685)	(5,340)
Sales tax payable	(192,725)	(30,688)
Revolving line of credit	(320,138)	102,975
Accrued expenses	(161,987)	(273,496)
Income taxes payable	87,854	(39,500)
Net cash provided by operating activities	279,982	1,549,720

Cash Flows from Investing Activities
Purchase of property and equipment	(200,291)	(174,057)
Gain on disposal of property and equipment	384,073	-
Investment in subsidiary, net of cash received	-	(7,387,413)
Net cash provided by (used by) investing activities	183,782	(7,561,470)

Cash Flows from Financing Activities
Proceeds from notes payable	-	1,500,000
Payments on notes payable	(578,483)	-
Proceeds/(payments) on affiliated loan	(102,732)	(5,882)
Proceeds from bank loans	-	5,000,000
Payments on bank loans	(774,127)	(816,624)
Proceeds from convertible notes	-	1,227,500
Net cash provided by (used by) financing activities	(1,455,342)	6,904,994

Net increase (decrease) in cash	(991,578)	893,244
Cash beginning of period	6,045,521	1,486,737
Cash end of period	$5,053,943	$2,379,981

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$148,249	$82,576

Cash paid during the period for income taxes	$-	$-

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

Using our manufacturing capabilities, we provide our customers with advanced product assembly and system level integration combined with test services to meet the highest standards of quality. Through our agile manufacturing environment we can deliver low and medium volume and mix services to our clients. Additionally we design, develop, and manufacture various interconnects and cable assemblies that often are sold in conjunction with our PCBAs to enhance our value to our customers. The Company also provides engineering services from new product introductions and prototyping, related testing equipment, to product redesigns.

We believe our ability to attract and retain new customers comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. We work closely with our customers from an operational and senior executive level to achieve a deep understanding of our customer’s goals, challenges, strategies, operations, and products to ultimately build a long lasting successful relationship.

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

The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. This equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, fly ash, cement, carbon black, soda ash, silica and similar substances from construction facilities, mining operations and dryer exhausts.

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

MIP’s Laser Opacity monitor is used to determine opacity or dust concentration in stack gases. Cemtrex also provides direct-extractive and dilution-extractive CEMS (continuous emissions monitoring solutions) equipment and systems for use with utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators in industries such as: chemicals, pulp and paper, steel, power, coal and petrochemical along with municipalities, state and federal governments. The Company provides a single source responsibility for design, engineering, assembly, installation and maintenance of systems to its customers. The Company’s products are designed to operate to allow its users to determine their compliance with the latest governmental emissions regulations.

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

On December 15, 2015, we acquired Advanced Industrial Services Inc. (“AIS”) and its affiliate subsidiary company based in York, Pennsylvania for a purchase price of approximately $7,500,000, and acquisition related expenses of $476,340. The purchase price consisted of $5,000,000 in cash, $1,500,000 in a seller’s note, and $1,000,000 in the form of 315,458 shares of Cemtrex restricted Common Stock. AIS averaged approximately $23 million in annual revenue and $2.4 million in annual normalized EBITDA over the two calendar years 2013 and 2014. We worked with a local bank to finance the $5.25 million self-amortizing, seven (7) year term loan and $3.5 million working capital credit line for the transaction. The loans carry annual interest rates of 30 day LIBOR plus 2.25 and 2.0 respectively. The seller’s note is for 3 years at 6% (see NOTE 13).

On May 31, 2016, we acquired machinery & equipment, an electronics manufacturing business and a logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience. The Periscope acquisition was completed through use of $4,902,670 of cash, $717,936 in a Seller note and $3,298,600 in proceeds from the issuance of a note to Ducon Technologies Inc., a related party (see NOTE 13).

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2016 (“2016 Annual Report”) of Cemtrex Inc. (“Cemtrex” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 2 of the notes to the consolidated financial statements included in the Company’s 2016 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to September 30, 2016.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission (’SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, and the reported amounts of revenues, expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates and assumptions the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its estimates and assumptions on an ongoing basis.

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Ltd., ROB Cemtrex GmbH, ROB Systems, Srl, ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH and Advanced Industrial Services, Inc. All significant intercompany balances and transactions have been eliminated.

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2016, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

In January and February 2017, the Company received aggregate gross proceeds of $14,018,750 through the issuance of 1,401,875 shares of its series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and 2,803,750 series 1 warrants to purchase shares of common stock at $6.31 per share for five years.  In addition, on February 9, 2017, the Company issued 333,983 shares of series 1 preferred stock and 667,967 series 1 warrants in exchange for the cancellation of $3,339,833 of principal and accrued interest owed to Ducon Technologies, Inc.

NOTE 4 – SEGMENT INFORMATION

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

The following tables summarize the Company’s segment information:

	As of or for the three months ended December 31, 2016
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$13,241,042	$16,156,215	$29,397,257
Total assets	$24,529,626	$27,389,159	$51,918,785
Accounts receivable, net	$7,914,733	$4,223,289	$12,138,022
Other assets	$144,350	$58,759	$203,109

	As of or for the three months ended December 31, 2015
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$7,865,441	$5,449,252	$13,314,693
Total assets	$21,321,298	$13,783,265	$35,104,563
Accounts receivable, net	$7,260,017	$885,943	$8,145,960
Other assets	$49,947	$30,537	$80,484

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at December 31, 2016 and 2015.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $980,773 as of December 31, 2016. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $67,110 as of December 31, 2016.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	December 31, 2016	September 30, 2016
Accounts receivable	$12,258,342	$13,690,377
Allowance for doubtful accounts	(120,320)	(121,650)
	$12,138,022	$13,568,727

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	December 31, 2016	September 30, 2016
Raw materials	$7,654,322	$9,636,142
Work in progress	2,523,956	2,554,025
Finished goods	3,538,212	2,852,223
	13,716,490	15,042,390

Less: Allowance for inventory obsolescence	(914,885)	$(970,763)
Inventory –net of allowance for inventory obsolescence	$12,801,605	$14,071,627

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2016	September 30, 2016
Land	$1,115,459	$1,193,230
Building	4,774,686	5,019,484
Furniture and office equipment	1,187,554	1,180,963
Computer software	1,322,892	1,377,260
Machinery and equipment	12,615,504	12,718,694
	21,016,095	21,489,631

Less: Accumulated depreciation	(4,475,256)	(3,841,743)
Property and equipment, net	$16,540,839	$17,647,888

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2016, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $2,179,346 and other current assets of $1,035,328. On December 31, 2015 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,380,583, income tax benefit of $20,785, and other current assets of $45,200.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2016, the Company had the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
June 13, 2016	140,000	12 Months	8%	80% of market	.	6 Months
July 13, 2016	1,055,000	12 Months	10%	$5.00		6 Months
August 16, 2016	1,055,000	12 Months	10%	$6.50		6 Months
Total	$2,250,000

The use of the proceeds from the notes issued was for growth capital and planned acquisitions. Pursuant to the terms of these convertible notes the Company reserved 4,000,000 shares (post reverse split basis) representing approximately three times the actual shares that would be issued upon conversion of all the notes.

For the three months ended December 31, 2016, 504,896 shares of the Company’s common stock were issued to satisfy $1,498,000 of convertible notes payable.

NOTE 12 – LONG-TERM LIABILITIES

Loans payable to bank

On October 31, 2013, the Company obtained a loan from Sparkasse Bank of Germany in the amount of €3,000,000 ($4,006,500, based upon the exchange rate on October 31, 2013) in order to fund the purchase of ROB Cemtrex GmbH. Of these proceeds, $2,799,411 was used to purchase ROB Cemtrex GmbH and $1,207,089 funded operations. This loan carries interest of 4.95% per annum and is payable on October 30, 2021.

On May 28, 2014, the Company financed an upgrade of the information technology infrastructure for ROB Cemtrex GmbH. The purchase was fully financed through Sparkasse Bank of Germany for €200,000 ($272,840 based upon the exchange rate on May 28, 2014). This loan carries interest of 4.50% and is payable over 4 years.

On December15, 2015, the Company obtained a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum and is payable on December 15, 2022.

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $800,000 in order to fund the operations of Advanced Industrial Services, Inc. $620,000 of the proceeds was drawn upon closing. This loan carries interest of LIBOR plus 2.00% per annum and is payable on December 15, 2020.

Mortgage payable

On March 1, 2014, the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for €4,000,000 ($5,500,400 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years.

Notes payable

On December 15, 2015, the Company issued notes payable to the sellers of Advanced Industrial Services, Inc. for $1,500,000 to fund the purchase of AIS. These notes carry interest of 6% and are payable over 3 years.

On May 31, 2016, the Company issued a note payable to the sellers of Periscope for $717,936 to fund the purchase of Periscope. This note is due within a year and carries no interest.

Notes payable – related party

Please see Note 14 – Related Party Transactions for details on notes payable to Ducon Technologies, Inc.

NOTE 13 – BUSINESS COMBINATION

Advanced Industrial Services, Inc.

On December 15, 2015, the Company acquired Advanced Industrial Services, Inc. (“AIS”) and its affiliate subsidiary company based in York Pennsylvania. Advanced Industrial Services Inc. is a well-known broad based industrial services provider that offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly. Over the years it has been one of the market leaders in installing high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. In addition, AIS has experience in installing industrial air filtration equipment, similar to the equipment sold by Cemtrex through its existing business operations.

The acquisition date fair value of the total consideration transferred was $7.676 million, which consisted of the following:

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

The following table summarizes the current allocation of the assets acquired and liabilities assumed based on their preliminary estimated fair values and measurement period adjustments:

	As initially reported	Measurement period adjustments	As adjusted
Cash	$112,586	$-	$112,586
Restricted Cash	608,427	-	608,427
Accounts receivable, net	3,211,997	-	3,211,997
Prepaid expenses	551,292	-	551,292
Inventory, net	465,877	-	465,877
Deferred costs	43,208	-	43,208
Deferred Tax Asset - current	-	75,000	75,000
Property, plant, and equipment, net	6,525,902	126,192	6,652,094
Goodwill	-	78,452	78,452
Other	121,000	-	121,000
Total Liabilities	(4,140,289)	(103,382)	(4,243,671)
Net assets acquired	$7,500,000	$176,262	$7,676,262

The following supplemental pro forma information presents the financial results as if the acquisition of AIS had occurred October 1, 2014:

	For the three months ended
	December 31,
	2016	2015

Revenues	$29,397,257	$18,066,347

Net income	$1,405,693	$291,637

Income (Loss) Per Share-Basic	$0.14	$0.04

Income (Loss) Per Share-Diluted	$0.14	$0.04

Periscope, GmbH

On May 31, 2016 we acquired machinery & equipment, an electronics manufacturing business and a logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Prepaid expenses	$3,373,063
Inventory, net	8,000,874
Property, plant, and equipment, net	4,485,448
Total Liabilities	(6,940,179)
Net assets acquired	$8,919,206

The following supplemental pro forma information presents the financial results as if the acquisition of Periscope had occurred October 1, 2014:

	For the three months ended
	December 31,
	2016	2015

Revenues	$29,397,257	$30,227,232

Net income	$1,405,693	$(2,320,880)

Income (Loss) Per Share-Basic	$0.14	$(0.31)

Income (Loss) Per Share-Diluted	$0.14	$(0.31)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had notes payable to Ducon Technologies Inc., totaling $3,455,342 and $3,599,507 at December 31, 2016 and September 30, 2016, respectively. These notes are unsecured and carry 5% interest per annum. As described in Note 3 above, on February 9, 2017, the outstanding principal and accrued interest owed on the notes payable of $3,339,833 were exchanged for 333,983 shares of the Company’s series 1 preferred stock and 667,967 series 1 warrants.

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies, Inc., at a monthly rental of $4,000.

NOTE 15 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,000,000 shares of Series A Preferred Stock, $0.001 par value. As of December 31, 2016 and September 30, 2016, there were 1,000,000 shares issued and outstanding, respectively.

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

During the three-month periods ended December 31, 2016 and 2015, the Company did not issue any Series A Preferred Stock.

Reverse Stock Split

On April 3, 2015, the Company adopted a Shareholder Resolution to permit the Company’s Board of Directors, in its sole discretion, to file a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Charter Amendment”), to effect a 1-for-6 reverse split of the outstanding shares of the Company’s common stock (the “Reverse Stock Split”).

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

Listing on NASDAQ Capital Markets

On June 25, 2015, the Company’s common stock commenced trading on the NASDAQ Capital Market under the symbol “CETX”.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of December 31, 2016 there were 9,965,179 shares issued and outstanding and at September 30, 2016, there were 9,460,283 shares issued and outstanding.

During the three-month period ended December 31, 2016, the Company issued 504,896 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $1.70 per share, and expire after six years. As of December 31, 2016, none of these options have been exercised.

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, and expire after six years. As of December 31, 2016, none of these options have been exercised.

During the fiscal year ended September 30, 2014, the Company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of December 31, 2016, options to purchase 24,598 shares have been exercised and none have expired or have been cancelled.

For the three months ended December 31, 2016, 504,896 shares of the Company’s common stock have been issued to satisfy $1,498,000 of convertible notes payable (see NOTE 11).

Subscription Rights Offering

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. On February 2, 2017, the Company completed the final closing of its rights offering. With the final closing, the total subscription proceeds received by the Company in its rights offering and related standby placement amounted to $14,018,750, before payment of the dealer-manager fee and other offering expenses.

NOTE 16 – COMMITMENTS AND CONTIGENCIES

Our IPS segment leases (i) approximately 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00, (iii) approximately 25,000 sq. ft. of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (iv) approximately 43,000 sq. ft. of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, and (v) approximately 15,500 sq. ft. of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2017. Additionally, the Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., a company controlled by Aron Govil, Executive Director of the Company, at a monthly rental of $4,000.

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

NOTE 17 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 18 - SUBSEQUENT EVENTS

On February 2, 2017, the Company completed the final closing of its rights offering of units consisting of shares of the Company’s Series 1 Preferred Stock and Series 1 Warrants. With the final closing, the total subscription proceeds received by the Company in its rights offering and related standby placement amounted to $14,018,750, before payment of the dealer-manager fee and other offering expenses. In connection with the rights offering and related standby purchase, the Company issued an aggregate of 1,401,875 shares of its series 1 preferred stock and 2,803,750 series 1 warrants.

On February 9, 2017, the Company and Ducon Technologies, Inc. (“Ducon”), an entity controlled by Aron Govil, the Company’s Executive Director, entered into an Exchange Agreement, whereby in exchange for cancellation of the aggregate of $3,339,833 of principal and interest owed by the Company to Ducon, the Company issued 333,983 shares of Series I Preferred Stock and 667,967 Series I Warrants to Ducon. Such exchange consideration is on the same terms and conditions that were applicable to purchasers in the Company’s recently completed rights offering. Such conversion was approved by the Company’s disinterested Directors in accordance with Section 144 of the Delaware General Corporation Law.

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

Using our manufacturing capabilities, we provide our customers with advanced product assembly and system level integration combined with test services to meet the highest standards of quality. Through our agile manufacturing environment we can deliver low and medium volume and mix services to our clients. Additionally we design, develop, and manufacture various interconnects and cable assemblies that often are sold in conjunction with our PCBAs to enhance our value to our customers. The Company also provides engineering services from new product introductions and prototyping, related testing equipment, to product redesigns.

We believe our ability to attract and retain new customers comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. We work closely with our customers from an operational and senior executive level to achieve a deep understanding of our customer’s goals, challenges, strategies, operations, and products to ultimately build a long lasting successful relationship.

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

The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. This equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, fly ash, cement, carbon black, soda ash, silica and similar substances from construction facilities, mining operations and dryer exhausts.

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

MIP’s Laser Opacity monitor is used to determine opacity or dust concentration in stack gases. Cemtrex also provides direct-extractive and dilution-extractive CEMS (continuous emissions monitoring solutions) equipment and systems for use with utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators in industries such as: chemicals, pulp and paper, steel, power, coal and petrochemical along with municipalities, state and federal governments. The Company provides a single source responsibility for design, engineering, assembly, installation and maintenance of systems to its customers. The Company’s products are designed to operate to allow its users to determine their compliance with the latest governmental emissions regulations.

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

On December 15, 2015, we acquired Advanced Industrial Services, Inc. (“AIS”) and its affiliate subsidiary company based in York Pennsylvania. Advanced Industrial Services Inc. is a well-known broad based industrial services provider that offers one-source expertise and capabilities in plant and equipment erection, relocation, and disassembly. Over the years it has been one of the market leaders in installing high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. In addition, AIS has experience in installing industrial air filtration equipment, similar to the equipment sold by Cemtrex through its existing business operations (see NOTE 13).

On May 31, 2016, we acquired machinery & equipment, an electronics manufacturing business and a logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience. The Periscope acquisition was completed through use of $4,902,670 of cash, $717,936 in a Seller note and $3,298,600 in proceeds from the issuance of a note to Ducon Technologies Inc., a related party (see NOTE 13).

Liquidity

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. On February 2, 2017, the Company completed the final closing of its rights offering. With the final closing, the total subscription proceeds received by the Company in its rights offering and related standby placement amounted to $14,018,750, before payment of the dealer-manager fee and other offering expenses. In addition, on February 9, 2017, the Company issued 333,983 shares of series 1 preferred stock and 667,967 series 1 warrants in exchange for the cancellation of $3,339,833 of principal and accrued interest owed to Ducon Technologies, Inc.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2016.

Results of Operations - For the three months ending December 31, 2016 and 2015

Total revenue for the three months ended December 31, 2016 and 2015 was $29,397,257 and $13,314,693, respectively, an increase of $16,082,564, or 121%. Net income for the three months ended December 31, 2016 and 2015 was $1,405,693 and $692,395, respectively, an increase of $713,298, or 103%. Total revenue and net income in the first quarter increased, as compared to net income in the same period last year, due to the acquisitions of AIS and Periscope.

Revenues

Our IPS group’s revenues for the three months ended December 31, 2016 increased by $5,375,601 or 68%, to $13,241,042 from $7,865,441 for the three months ended December 31, 2015. The increase was primarily due to the acquisition of AIS on December 15, 2015.

Our EMS group’s revenues for the three months ended December 31, 2016 increased by $10,706,963 or 196% to $16,156,215 from $5,449,252 for the three months ended December 31, 2015. The primary reason for increased sales was due to the acquisition of Periscope and the execution of in-house orders, delayed during the prior quarter, as compared to the same quarter a year ago. The shipments were delayed since the customers had to put a hold on taking delivery of certain shipments due to their own internal production issues.

Gross Profit

Gross Profit for the three months ended December 31, 2016 was $9,698,084 or 33% of revenues as compared to gross profit of $3,872,898 or 29% of revenues for the three months ended December 31, 2015. The gross profit percentage increased in the three months ended December 31, 2016 compared to the same period in the prior year due to the mix of products shipped and services offered during the respective quarters. The Company’s gross profit margins vary from product to product and from customer to customer.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 increased $4,306,598 or 126% to $7,712,510 from $3,405,912 for the three months ended December 31, 2015. Operating expenses as a percentage of revenue was 26% of revenues for the three month periods ended December 31, 2016 and December 31, 2015. The increase in operating expenses was due to the operating expenses of acquired businesses AIS and Periscope.

Other Income/(Expense)

Interest and other income/(expense) for the first quarter of fiscal 2017 was $(338,894) as compared to $175,235 for the first quarter of fiscal 2016. The expense was due primarily to interest on the acquisition loans for AIS and interest on convertible notes payable.

Provision for Income Taxes

During the first quarter of fiscal 2017 we recorded an income tax provision of $240,987 compared to an income tax benefit of $50,174 for the first quarter of fiscal 2016. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $1,405,693 or 5% of revenues, for the three month period ended December 31, 2016 as compared to net income of $692,395 or 5% of revenues, for the three months ended December 31, 2015. Net income in the first quarter increased, as compared to net income in the same period last year, due largely to the acquisitions of AIS and Periscope.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $14,503,790 at December 31, 2016 compared to $11,771,496 at September 30, 2016. This includes cash and cash equivalents of $5,053,943 at December 31, 2016 and $6,045,521 at September 30, 2016, respectively. The increase in working capital was primarily due to decreases in all of our current liabilities except for accrued income taxes These account changes are due largely to paying down of our current liabilities with proceeds from the issuance of convertible notes payable.

Accounts receivable decreased $1,430,705 or 11% to $12,138,022 at December 31, 2016 from $13,568,727 at September 30, 2016. The decrease in accounts receivable is largely attributable to increased collection efforts by the Company.

Inventories decreased $1,270,022 or 9% to $12,801,605 at December 31, 2016 from $14,071,627 at September 30, 2016. The decrease in inventories is attributable to the execution of in-house orders, delayed during the prior quarter, as compared to the same quarter a year ago. The shipments were delayed since the customers had to put a hold on taking delivery of certain shipments due to their own internal production issues.

Operating activities provided $279,982 of cash for the three months ended December 31, 2016 compared to providing cash of $1,549,720 of cash for the three months ended December 31, 2015. The decrease in operating cash flows was primarily due to paying down our current liabilities during the first quarter of fiscal 2017.

Investment activities provided $183,782 of cash for the three months ended December 31, 2016 compared to using cash of $7,561,470 during the three month period ended December 31, 2015. Investing activities for the first quarter of 2017 were primarily driven by purchases and disposal of property, plant, and equipment.

Financing activities used $1,455,342 of cash in the three month period ended December 31, 2016 as compared to providing cash of $6,904,994 in the three month period ended December 31, 2015. Financing activities were primarily driven by payments of bank loans, loans from affiliated companies, and notes payable.

Our current strategic plan includes the expansion of the Company both organically and through acquisitions if market conditions and competitive conditions allow. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Accordingly, in addition to the net proceeds received from the Company’s recently-completed rights offering and standby purchase, we anticipate that we will likely raise additional external capital from the sale of common stock, preferred stock, and debt instruments as market conditions may allow in addition to cash flow from operations to fund our growth and working capital needs.

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

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. On February 2, 2017, the Company completed the final closing of its rights offering. With the final closing, the total subscription proceeds received by the Company in its rights offering and related standby placement amounted to $14,018,750, before payment of the dealer-manager fee and other offering expenses. In addition, on February 9, 2017, the Company issued 333,983 shares of series 1 preferred stock and 667,967 series 1 warrants in exchange for the cancellation of $3,339,833 of principal and accrued interest owed to Ducon Technologies, Inc.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2016, the Company issued an aggregate of 504,896 shares of common stock in exchange for aggregate consideration of $1,498,000, which was used for working capital.  Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933 as amended.

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement regarding the assets of ROB Holding AG, ROB Electronic GmbH, ROB Connect GmbH, and ROB Engineering dated Spetember 10, 2013. (5)
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(10)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.(1)
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC.(1)
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex, Inc.(1)
10.4	Agreement and Assignment of Membership Interests between Aron Govil and Cemtrex, Inc.(1)
10.5	8.0% Convertible Subordinated Debenture.(1)
10.6	Letter Agreement by and between Cemtrex, Inc. and Arun Govil, dated September 8, 2009.(2)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14*	Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil
10.15	Exchange Agreement, dated as of February 1, 2017, and effective February 9, 2017, between Cemtrex, Inc. and Ducon Technologies, Inc.(12)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Incorporated by reference from Form 10-12G filed on May 22, 2008.
(2)	Incorporated by reference from Form 8-K filed on September 10, 2009.
(3)	Incorporated by reference from Form 8-K filed on August 22, 2016.
(4)	Incorporated by reference from Form 8-K filed on July 1, 2016.
(5)	Incorporated by reference from Form 10-K filed on August 25, 2016.
(6)	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
(7)	Incorporated by reference from Form 8-K/A filed on November 4, 2016.
(8)	Incorporated by reference from Form 8-K/A filed on November 9, 2016.
(9)	Incorporated by reference from Form 10-Q/A filed on November 10, 2016.
(10)	Incorporated by reference from Form 8-K filed on January 24, 2017.
(11)	Incorporated by reference from Form 10-K filed on December 28, 2016.
(12)	Incorporated by reference from Form 8-K filed February 10, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: February 14, 2017	By:	/s/ Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: February 14, 2017		/s/ Renato Dela Rama .
Renato Dela Rama
Vice President of Finance
And Principal Financial Officer

