Form 10-Q
period 2017-03-31
CEMTREX INC
filed 2017-05-11
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 2, 2017, the issuer had 9,887,970 shares of common stock issued and outstanding.

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
Assets	2017	2016
Current assets
Cash and equivalents	$15,955,975	$6,045,521
Restricted Cash	859,218	698,459
Accounts receivable, net	13,609,039	13,568,727
Inventory, net	13,615,104	14,071,627
Prepaid expenses and other current assets	2,104,883	2,475,404
Deferred tax asset	67,000	67,000
Total current assets	46,211,219	36,926,738

Property and equipment, net	15,922,932	17,647,888
Goodwill	918,819	918,819
Other assets	618,896	540,064
Total Assets	$63,671,866	$56,033,509

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,263,121	$7,733,459
Credit card payable	254,103	294,169
Sales tax payable	93,202	263,107
Revolving line of credit	3,227,513	3,454,913
Accrued expenses	4,555,752	5,174,529
Deferred revenue	819,708	1,387,139
Accrued income taxes	1,066,123	1,042,589
Convertible notes payable	1,505,000	3,748,000
Current portion of long-term liabilities	2,015,434	2,056,887
Total current liabilities	19,799,956	25,154,792

Long-term liabilities
Loans payable to bank	5,672,155	6,402,228
Notes payable	521,492	1,222,158
Mortgage payable	3,586,607	3,869,066
Notes payable to related party	-	3,599,307
Total long-term liabilities	9,780,254	15,092,759
Deferred tax liabilities	94,000	94,000
Total liabilities	29,674,210	40,341,551

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock series A, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Preferred stock series 1, $0.001 par value, 9,000,000 shares authorized, 1,735,858 and 0 shares issued and outstanding September 30, 2016	1,736	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,784,926 shares issued and outstanding at March 31, 2017 and 9,460,283 shares issued and outstanding at September 30, 2016	9,785	9,460
Additional paid-in capital	22,365,985	5,230,745
Retained earnings	12,911,123	11,424,900
Accumulated other comprehensive loss	(1,291,973)	(974,147)
Total shareholders’ equity	33,997,656	15,691,958
Total liabilities and shareholders’ equity	$63,671,866	$56,033,509

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues
Industrial Products & Services Revenue	$15,316,086	$12,872,775	$28,557,128	$20,738,216
Electronics Manufacturing Services Revenue	15,188,897	6,035,325	31,345,112	11,484,577
Total revenues	30,504,983	18,908,100	59,902,240	32,222,793

Cost of revenues
Cost of Sales, Industrial Products & Services	11,287,322	9,230,978	20,889,689	15,363,255
Cost of Sales, Electronics Manufacturing Services	9,859,397	3,844,394	19,956,203	7,153,912
Total cost of revenues	21,146,719	13,075,372	40,845,892	22,517,167
Gross profit	9,358,264	5,832,728	19,056,348	9,705,626

Operating expenses
General and administrative	8,594,850	4,937,642	16,307,360	8,343,554
Total operating expenses	8,594,850	4,937,642	16,307,360	8,343,554
Operating income	763,414	895,086	2,748,988	1,362,072

Other income (expense)
Other Income (expense)	(294,752)	113,853	(236,548)	464,506
Interest Expense	(346,270)	(184,743)	(743,368)	(360,161)
Total other income (expense)	(641,022)	(70,890)	(979,916)	104,345

Net income before income taxes	122,392	824,196	1,769,072	1,466,417

Provision for income taxes	(291,076)	(5,700)	(50,089)	(55,874)
Net income	413,468	829,896	1,819,161	1,522,291

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(28,072)	49,108	(317,826)	(414,101)
Comprehensive income/(loss)	$385,396	$879,004	$1,501,335	$1,108,190

Income Per Share-Basic	$0.04	$0.10	$0.18	$0.20
Income Per Share-Diluted	$0.04	$0.10	$0.18	$0.19

Weighted Average Number of Shares-Basic	10,004,880	8,137,476	9,882,792	7,774,090
Weighted Average Number of Shares-Diluted	10,387,174	8,201,842	10,262,358	7,842,254

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
Cash Flows from Operating Activities	2017	2016

Net income	$1,819,161	$1,522,291
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,243,757	666,782
Deferred revenue	(567,431)	-
Share-based compensation	-	51,272
Shares issued for acquisition	-	1,000,000
Discounts on convertible debt	-	(74,000)
Interest expense on convertible debt	90,965	37,500
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(160,759)	(275,111)
Accounts receivable	(40,312)	(3,003,736)
Inventory	456,523	389,019
Prepaid expenses and other assets	370,521	507,978
Others	(78,832)	(255,814)
Accounts payable	(1,470,338)	592,123
Credit card payable	(40,066)	(25,023)
Sales tax payable	(169,905)	88,023
Revolving line of credit	(227,400)	(98,384)
Accrued expenses	(618,777)	806,628
Income taxes payable	23,534	(64,338)
Net cash provided by operating activities	630,641	1,865,210

Cash Flows from Investing Activities
Purchase of property and equipment	(265,143)	(116,515)
Loss on disposal of property and equipment	(24,785)	-
Investment in subsidiary, net of cash received	-	(7,387,414)
Purchase and retirement of common stock	(1,344,593)	-
Net cash provided by (used by) investing activities	(1,634,521)	(7,503,929)

Cash Flows from Financing Activities
Proceeds from notes payable	-	1,500,000
Payments on notes payable	(700,666)	(76,914)
Proceeds/(payments) on affiliated loan	(120,061)	109,302
Proceeds from bank loans	-	5,000,000
Payments on bank loans	(749,301)	(976,203)
Proceeds from convertible notes	-	1,877,500
Net proceeds from subscription rights offering	12,817,300	-
Dividends paid	(332,938)	-
Net cash provided by (used by) financing activities	10,914,334	7,433,685

Net increase (decrease) in cash	9,910,454	1,794,966
Cash beginning of period	6,045,521	1,486,737
Cash end of period	$15,955,975	$3,281,703

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$311,643	$96,737

Cash paid during the period for income taxes	$-	$5,032

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

The Company was incorporated on April 27, 1998, in the state of Delaware under the name “Diversified American Holdings, Inc.” The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that provides solutions to meet today’s industrial and manufacturing challenges. The Company offers manufacturing services of advanced electronic system assemblies, provides broad-based industrial services, instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

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

Cemtrex’s EMS segment works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic life cycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. This equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, fly ash, cement, carbon black, soda ash, silica, and similar substances from construction facilities, mining operations and dryer exhausts.

The Company through its Advanced Industrial Services (“AIS”) brand offers one-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. AIS installs high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

The Company, under the MIP Cemtrex brand, manufactures and sells advanced instruments for emissions monitoring, process analysis, and controls for industrial applications and compliance with environmental regulations. MIP Cemtrex emission monitoring systems are installed at the exhaust stacks of industrial facilities and are used to measure the outlet flue gas concentrations of a range of regulated air pollutants to determine the quality of the air we breathe. Through use of the Company’s equipment and instrumentation, MIP Cemtrex clients can monitor the exhausts to the atmosphere from their facilities and comply with Environmental Protection Agency and state and local emission regulations on dust, particulate, fumes, acid gases and other regulated pollutants into the atmosphere.

MIP Cemtrex’s Laser Opacity monitor is used to determine opacity or dust concentration in stack gases. Cemtrex also provides direct-extractive and dilution-extractive CEMS (continuous emissions monitoring solutions) equipment and systems for use with utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators in industries such as: chemicals, pulp and paper, steel, power, coal and petrochemical along with municipalities, state and federal governments. The Company provides a single source responsibility for design, engineering, assembly, installation and maintenance of systems to its customers. The Company’s products are designed to operate so as to allow its users to determine their compliance with the latest governmental emissions regulations.

MIP Cemtrex also markets a range of crude oil and natural gas analyzers. These products provide real time measurement of various properties specific to the refining processes of oil and gas. Some of the properties include RON, salt and water content, pH, viscosity, and other critical parameters that can be used to improve the blending and refining processes. The analyzers are sold by refineries and similar facilities to optimize the yield of blended and refined product.

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

On May 31, 2016, we acquired a machinery & equipment business, an electronics manufacturing business and a logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience. The Periscope acquisition was completed through use of $4,902,670 of cash, $717,936 in a Seller note and $3,298,600 in proceeds from the issuance of a note to Ducon Technologies Inc., a related party (see NOTE 13).

The Company is aware of three alleged securities class action complaints filed against the Company and certain of its executive officers in the U.S. District Court for the Eastern District of New York.  Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, will be consolidated into a single lawsuit following decisions on motions to consolidate filed with the Court on April 25, 2017.

The allegations in the three complaints are based on the assertions contained in a blog post published on an internet website that challenged various aspects of the Company’s stock trading and relationships.  The Company denies these assertions, and filed a lawsuit seeking damages of $170 million against the blogger on March 4, 2017 in the U.S. District Court for the Eastern District of New York.

The Company believes the alleged class action litigation is without merit and intends to defend itself vigorously. The Company has retained Lane Powell PC, a national securities class action defense law firm with no previous relationship to the Company, to defend the litigation, and intends to seek dismissal of the litigation at the earliest possible stage.

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

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Ltd., ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH, ROB Cemtrex Logistics GmbH, and Advanced Industrial Services, Inc. All significant intercompany balances and transactions have been eliminated.

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

The following tables summarize the Company’s segment information:

	As of or for the three months ended March 31, 2017
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$15,316,086	$15,188,897	$30,504,983
Total assets	$35,546,654	$28,125,212	$63,671,866
Accounts receivable, net	$9,259,184	$4,349,855	$13,609,039
Other assets	$559,148	$59,748	$618,896

	As of or for the three months ended March 31, 2016
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$12,872,775	$6,035,325	$18,908,100
Total assets	$22,825,956	$15,203,168	$38,029,124
Accounts receivable, net	$8,279,698	$2,707,079	$10,986,777
Other assets	$302,858	$31,794	$334,652

	As of or for the six months ended March 31, 2017
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$28,557,128	$31,345,112	$59,902,240
Total assets	$35,546,654	$28,125,212	$63,671,866
Accounts receivable, net	$9,259,184	$4,349,855	$13,609,039
Other assets	$559,148	$59,748	$618,896

	As of or for the six months ended March 31, 2016
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$20,738,216	$11,484,577	$32,222,793
Total assets	$22,825,956	$15,203,168	$38,029,124
Accounts receivable, net	$8,279,698	$2,707,079	$10,986,777
Other assets	$302,858	$31,794	$334,652

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at March 31, 2017 and 2016.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $859,218 as of March 31, 2017. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $67,110 as of March 31, 2017.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	March 31,	September 30,
	2017	2016
Accounts receivable	$13,729,700	$13,690,377
Allowance for doubtful accounts	(120,661)	(121,650)
	$13,609,039	$13,568,727

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	March 31,	September 30,
	2017	2016
Raw materials	$8,617,001	$9,636,142
Work in progress	2,573,187	2,554,025
Finished goods	3,354,155	2,852,223
	14,544,343	15,042,390

Less: Allowance for inventory obsolescence	(929,239)	$(970,763)
Inventory –net of allowance for inventory obsolescence	$13,615,104	$14,071,627

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2017	2016
Land	$1,133,532	$1,193,230
Building	4,836,978	5,019,484
Furniture and office equipment	1,618,371	1,180,963
Computer software	357,987	1,377,260
Machinery and equipment	13,078,655	12,718,694
	21,025,523	21,489,631

Less: Accumulated depreciation	(5,102,591)	(3,841,743)
Property and equipment, net	$15,922,932	$17,647,888

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2017, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,583,996 and other current assets of $520,887. On March 31, 2016 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $946,621, income tax benefit of $26,485, and other current assets of $1,500.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2017, the Company had the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
July 13, 2016	450,000	12 Months	10%	$5.00	6 Months
August 16, 2016	1,055,000	12 Months	10%	$6.50	6 Months
Total	$1,505,000

The use of the proceeds from the notes issued was for growth capital and planned acquisitions. Pursuant to the terms of these convertible notes the Company reserved 4,000,000 shares (post reverse split basis) representing approximately three times the actual shares that would be issued upon conversion of all the notes.

For the six months ended March 31, 2017, 688,171 shares of the Company’s common stock were issued to satisfy $2,243,000 of convertible notes payable.

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

On December15, 2015, the Company obtained a loan from Fulton Bank in the amount of $800,000 in order to fund the operations of Advanced Industrial Services, Inc. $620,000 of the proceeds was drawn upon closing. This loan carries interest of LIBOR plus 2.00% per annum and is payable on December 15, 2020.

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

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), the total purchase consideration is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of December 15, 2015 (the acquisition date). The purchase price was allocated based on the information currently available, and was adjusted after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The following table summarizes the current allocation of the assets acquired and liabilities assumed based on their preliminary estimated fair values and measurement period adjustments:

	As initially reported	Measurement period adjustments	As adjusted
Cash	$112,586	$-	$112,586
Restricted Cash	608,427	-	608,427
Accounts receivable, net	3,211,997	-	3,211,997
Prepaid expenses	551,292	-	551,292
Inventory, net	465,877	-	465,877
Deferred costs	43,208	-	43,208
Deferred Tax Asset - current	-	75,000	75,000
Property, plant, and equipment, net	6,525,902	126,192	6,652,094
Goodwill	-	78,452	78,452
Other	121,000	-	121,000
Total Liabilities	(4,140,289)	(103,382)	(4,243,671)
Net assets acquired	$7,500,000	$176,262	$7,676,262

The following supplemental pro forma information presents the financial results as if the acquisition of AIS had occurred October 1, 2015:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$30,504,983	$16,142,258	$59,902,240	$34,208,605

Net income	$413,468	$631,256	$829,896	$922,893

Income (Loss) Per Share-Basic	$0.04	$0.08	$0.18	$0.11

Income (Loss) Per Share-Diluted	$0.04	$0.08	$0.18	$0.11

Periscope, GmbH

On May 31, 2016 we acquired a machinery & equipment business, an electronics manufacturing business and a logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Prepaid expenses	$3,373,063
Inventory, net	8,000,874
Property, plant, and equipment, net	4,485,448
Total Liabilities	(6,940,179)
Net assets acquired	$8,919,206

The following supplemental pro forma information presents the financial results as if the acquisition of Periscope had occurred October 1, 2015:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$30,504,983	$36,378,745	$59,902,240	$66,605,977

Net income	$413,468	$(1,520,902)	$1,819,161	$(3,841,782)

Income (Loss) Per Share-Basic	$0.04	$(0.19)	$0.18	$(0.50)

Income (Loss) Per Share-Diluted	$0.04	$(0.19)	$0.18	$(0.50)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had notes payable to Ducon Technologies Inc., totaling $0 and $3,599,507 at March 31, 2017 and September 30, 2016, respectively. These notes are unsecured and carry 5% interest per annum. On February 9, 2017, the outstanding principal and accrued interest owed on the notes payable of $3,339,833 were exchanged for 333,983 shares of the Company’s series 1 preferred stock and 667,967 series 1 warrants.

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of March 31, 2017 and September 30, 2016, there were 2,735,858 and 1,000,000 shares issued and outstanding, respectively.

Series A Preferred stock

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

During the six-month periods ended March 31, 2017 and 2016, the Company did not issue any Series A Preferred Stock.

As of March 31, 2017 and September 30, 2016, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

Series 1 Preferred Stock

Dividends

Holders of the Series 1 Preferred will be entitled to receive cumulative cash dividends at the rate of 10% of the purchase price per year, payable semiannually on the last day of March and September in each year. Dividends may also be paid, at our option, in additional shares of Series 1 Preferred, valued at their liquidation preference. The Series 1 Preferred will rank senior to the common stock with respect to dividends. Dividends will be entitled to be paid prior to any dividend to the holders of our common stock.

Liquidation Preference

The Series 1 Preferred will have a liquidation preference of $10.00 per share, equal to its purchase price. In the event of any liquidation, dissolution or winding up of our company, any amounts remaining available for distribution to stockholders after payment of all liabilities of our company will be distributed first to the holders of Series 1 Preferred, and then pari passu to the holders of the series A preferred stock and our common stock. The holders of Series 1 Preferred will have preference over the holders of our common stock on any liquidation, dissolution or winding up of our company. The holders of Series 1 Preferred will also have preference over the holders of our series A preferred stock.

Voting Rights

Except as otherwise provided in the certificate of designation, preferences and rights or as required by law, the Series 1 Preferred will vote together with the shares of our common stock (and not as a separate class) at any annual or special meeting of stockholders. Except as required by law, each holder of shares of Series 1 Preferred will be entitled to two votes for each share of Series 1 Preferred held on the record date as though each share of Series 1 Preferred were 2 shares of our common stock. Holders of the Series 1 Preferred will vote as a class on any amendment altering or changing the powers, preferences or special rights of the Series 1 Preferred so as to affect them adversely.

No Conversion

The Series 1 Preferred will not be convertible into or exchangeable for shares of our common stock or any other security.

Rank

The Series 1 Preferred will rank with respect to distribution rights upon our liquidation, winding-up or dissolution and dividend rights, as applicable:

●	senior to our series A preferred stock, common stock and any other class of capital stock we issue in the future unless the terms of that stock provide that it ranks senior to any or all of the Series 1 Preferred;

●	on a parity with any class of capital stock we issue in the future the terms of which provide that it will rank on a parity with any or all of the Series 1 Preferred;

●	junior to each class of capital stock issued in the future the terms of which expressly provide that such capital stock will rank senior to the Series 1 Preferred and the common stock; and

●	junior to all of our existing and future indebtedness.

As of March 31, 2017, there were 1,735,858 shares of Series 1 Preferred Stock issued and outstanding.

As of March 31, 2017 $332,938 worth of dividends have been paid to holders of Series 1 Preferred Stock.

Reverse Stock Split

On April 3, 2015, Our Board of Directors approved a reverse split of our common stock, per value $0.001, at a ratio of one-for-six. This reverse stock split become effective on April 15, 2015 and, unless otherwise indicated, all share amounts, per share data, share prices, exercise prices, and conversion rates set forth in this Report and the accompanying consolidated financial statement have, where applicable been adjusted retroactively to reflect this reverse stock split.

Listing on NASDAQ Capital Markets

On June 25, 2015, the Company’s common stock commenced trading on the NASDAQ Capital Market under the symbol “CETX”.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of March 31, 2017 there were 9,784,926 shares issued and outstanding and at September 30, 2016, there were 9,460,283 shares issued and outstanding.

During the six-month period ended March 31, 2017, the Company issued 688,171 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $1.70 per share, and expire after six years. As of December 31, 2016 none of these options have been exercised.

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, and expire after six years. As of December 31, 2016 none of these options have been exercised.

During the fiscal year ended September 30, 2014, the Company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of March 31, 2017, options to purchase 24,598 shares have been exercised and none have expired or have been cancelled.

During the six-months ended March 31, 2017 the Company acquired and retired 363,528 shares of its common stock at a cost of $1,344,593 purchased under the share repurchase authorization that Cemtrex’s board of directors approved in 2016 for the repurchase of up to one million outstanding shares over a 12 month period, depending on market conditions.

For the six months ended March 31, 2017, 688,171 shares of the Company’s common stock have been issued to satisfy $2,243,000 of convertible notes payable (see NOTE 11).

Subscription Rights Offering

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. On February 2, 2017, Cemtrex, Inc. (the “Company”) completed the final closing of its rights offering. With the final closing, the total subscription proceeds received by the Company in its rights offering and related standby placement amounted to $14,018,750, before payment of the dealer-manager fee and other offering expenses.

NOTE 16 – COMMITMENTS AND CONTIGENCIES

Our IPS segment leases (i) approximately 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00, (iii) approximately 25,000 sq. ft. of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (iv) approximately 43,000 sq. ft. of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, and (v) approximately 15,500 sq. ft. of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2017. Additionally the Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., a company controlled by Aron Govil, Executive Director of the Company, at a monthly rental of $4,000.

Our EMS segment owns a 70,000 sq. ft. manufacturing building in Neulingen, Germany which has a 17 year 3.00% interest mortgage with monthly mortgage payments of €25,000, through March 2031. The EMS segment also leases (i) a 10,000 sq. ft. manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 100,000 sq. ft. of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €85,300 which expires on June 30, 2017, (iii) approximately 50,000 sq. ft. of office, warehouse space in Paderborn, Germany at a monthly rental of €42,650 which expires on June 30, 2017.

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

NOTE 18 - SUBSEQUENT EVENTS

On April 19, 2017 the Company’s Board of Directors declared a cash dividend on common stock to shareholders of record on March 31, 2017.

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

General Overview

The Company was incorporated on April 27, 1998, in the state of Delaware under the name “Diversified American Holdings, Inc.” The Company subsequently changed its name to “Cemtrex Inc.” on December 16, 2004. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries. Cemtrex is a leading diversified technology company that provides solutions to meet today’s industrial and manufacturing challenges. The Company provides manufacturing services of advanced electronic system assemblies, provides broad-based industrial services instruments & emission monitors for industrial processes, and provides industrial air filtration & environmental control systems.

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

Cemtrex’s EMS segment works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic life cycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical. This equipment is used to: (i) remove dust, corrosive fumes, mists, hydrocarbons, volatile organic compounds, submicron particles and particulate from industrial exhausts and boilers; (ii) clean noxious and acid gases such as sulfur dioxide, hydrogen chloride, hydrogen sulfide, chlorides, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, fly ash, cement, carbon black, soda ash, silica, and similar substances from construction facilities, mining operations and dryer exhausts.

The Company through its AIS brand offers one-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. AIS installs high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others.

The Company, under the MIP Cemtrex brand, manufactures and sells advanced instruments for emissions monitoring, process analysis, and controls for industrial applications and compliance with environmental regulations. MIP Cemtrex emission monitoring systems are installed at the exhaust stacks of industrial facilities and are used to measure the outlet flue gas concentrations of a range of regulated air pollutants to determine the quality of the air we breathe. Through use of the Company’s equipment and instrumentation, Cemtrex clients can monitor the exhausts to the atmosphere from their facilities and comply with Environmental Protection Agency and state and local emission regulations on dust, particulate, fumes, acid gases and other regulated pollutants into the atmosphere.

MIP Cemtrex’s Laser Opacity monitor is used to determine opacity or dust concentration in stack gases. Cemtrex also provides direct-extractive and dilution-extractive CEMS (continuous emissions monitoring solutions) equipment and systems for use with utilities, industrial boilers, FGD systems, SCR-NOx control, furnaces, gas turbines, process heaters, incinerators in industries such as: chemicals, pulp and paper, steel, power, coal and petrochemical along with municipalities, state and federal governments. The Company provides a single source responsibility for design, engineering, assembly, installation and maintenance of systems to its customers. The Company’s products are designed to operate so as to allow its users to determine their compliance with the latest governmental emissions regulations.

MIP Cemtrex also markets a range of crude oil and natural gas analyzers. These products provide real time measurement of various properties specific to the refining processes of oil and gas. Some of the properties include RON, salt and water content, pH, viscosity, and other critical parameters that can be used to improve the blending and refining processes. The analyzers are sold by refineries and similar facilities to optimize the yield of blended and refined product.

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

On May 31, 2016, we acquired a machinery & equipment business, an electronics manufacturing business and a logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience (see NOTE 13).

The Company is aware of three alleged securities class action complaints filed against the Company and certain of its executive officers in the U.S. District Court for the Eastern District of New York. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, will be consolidated into a single lawsuit following decisions on motions to consolidate filed with the Court on April 25, 2017.

The allegations in the three complaints are based on the assertions contained in a blog post published on an internet website that challenged various aspects of the Company’s stock trading and relationships. The Company denies these assertions, and filed a lawsuit seeking damages in the amount of $170 million, against the blogger on March 4, 2017 in the U.S. District Court for the Eastern District of New York.

The Company believes the alleged class action litigation is without merit and intends to defend itself vigorously. The Company has retained Lane Powell PC, a national securities class action defense law firm with no previous relationship to the Company, to defend the litigation, and intends to seek dismissal of the litigation at the earliest possible stage.

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

Results of Operations - For the three months ending March 31, 2017 and 2016

Total revenue for the three months ended March 31, 2017 and 2016 was $30,504,983 and $18,908,100, respectively, an increase of $11,596,883, or 61%. Net income for the three months ended March 31, 2017 and 2016 was $413,468 and $829,896, respectively, a decrease of $416,428, or 50%. Total revenue in the second quarter increased, as compared to total revenue in the same period last year, due to the acquisition of Periscope. Net income decreased in the second quarter due to certain onetime expenses related to litigation and marketing as a result of recent lawsuits, increased expenses due to sales and marketing activities and a loss on the retirement of fixed assets.

Revenues

Our IPS group’s revenues for the three months ended March 31, 2017 increased by $2,433.311 or 19%, to $15,316,086 from $12,872,775 for the three months ended March 31, 2016. The increase was primarily due to increased shipment of goods and execution of projects.

Our EMS group’s revenues for the three months ended March 31, 2017 increased by $9,153,572 or 152% to $15,188,897 from $6,035,325 for the three months ended March 31, 2016. The primary reason for increased sales was due to the acquisition of Periscope on May 31, 2016.

Gross Profit

Gross Profit for the three months ended March 31, 2017 was $9,358,264 or 31% of revenues as compared to gross profit of $5,832,728 or 31% of revenues for the three months ended March 31, 2016. Gross profit as a percentage of revenues in the three months ended March 31, 2017 was about the same as compared to the same period in the prior year.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 increased $3,657,208 or 74% to $8,594,850 from $4,937,642 for the three months ended March 31, 2016. Operating expenses as a percentage of revenue was 28% and 26% of revenues for the three month periods ended March 31, 2017 and March 31, 2016. The increase in operating expenses was due to certain onetime expenses related to litigation and marketing as a result of recent lawsuits as well as increased expenses due to sales and marketing activities.

Other Income/(Expense)

Interest and other income/(expense) for the second quarter of fiscal 2017 was $(641,022) as compared to $(70,890) for the second quarter of fiscal 2016. The expense was due primarily to a loss on the disposal of fixed assets and interest on the acquisition loans for AIS and interest on convertible notes payable.

Provision for Income Taxes

During the second quarter of fiscal 2017 we recorded an income tax provision of $291,076 compared to $5,700 for the second quarter of fiscal 2016. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $413,468 or 1% of revenues, for the three month period ended March 31, 2017 as compared to net income of $829,896 or 4% of revenues, for the three months ended March 31, 2016. Net income in the second quarter decreased, as compared to net income in the same period last year, due to loss on disposal of assets and certain one time expenses related to litigation and marketing as a result of recent lawsuits as well as increased expenses due to sales and marketing activities.

Results of Operations - For the six months ending March 31, 2017 and 2016

Total revenue for the six months ended March 31, 2017 and 2016 was $59,902,240 and $32,222,793, respectively, an increase of $27,679,447, or 86%. Net income for the six months ended March 31, 2017 and 2016 was $1,819,161 and $1,522,291, respectively, an increase of $296,870, or 20%. Total revenue and net income in the first and second quarters increased, as compared to net income in the same period last year, primarily due to the acquisitions of AIS and Periscope.

Revenues

Our IPS group’s revenues for the six months ended March 31, 2017 increased by $7,818,912 or 38%, to $28,557,128 from $20,738,216 for the six months ended March 31, 2016. The increase was primarily due to the acquisition of AIS on December 15, 2015.

Our EMS group’s revenues for the six months ended March 31, 2017 increased by $19,860,535 or 173% to $31,345,112 from $11,484,577 for the six months ended March 31, 2016. The primary reason for increased sales was due to the acquisition of Periscope.

Gross Profit

Gross Profit for the six months ended March 31, 2017 was $19,056,348 or 32% of revenues as compared to gross profit of $9,705,626 or 30% of revenues for the six months ended March 31, 2016. The gross profit percentage increased in the six months ended March 31, 2017 compared to the same period in the prior year due to the mix of products shipped and services offered during the respective quarters. The Company’s gross profit margins vary from product to product and from customer to customer.

Operating Expenses

Operating expenses for the six months ended March 31, 2016 increased $7,963,806 or 95% to $16,307,360 from $8,343,554 for the six months ended March 31, 2016. Operating expenses as a percentage of revenue was 27% of revenues for the six month period ended March 31, 2017 and 26% for the six month period ended March 31, 2016. The increase in operating expenses was due to certain onetime expenses related to litigation and marketing as a result of recent lawsuits as well as increased expenses due to sales and marketing activities.

Other Income/(Expense)

Interest and other income/(expense) for the first and second quarters of fiscal 2017 was $(979,916) as compared to $104,345 for the first and second quarters of fiscal 2016. The expense was due primarily to a loss on the disposal of fixed assets and interest on the acquisition loans for AIS and interest on convertible notes payable.

Provision for Income Taxes

During the first and second quarters of fiscal 2017 we recorded an income tax provision of $50,089 compared to a provision of $55,874 for the first and second quarters of fiscal 2016. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $1,819,161 or 3% of revenues, for the six month period ended March 31, 2017 as compared to net income of $1,522,291 or 5% of revenues, for the six months ended March 31, 2016. Net income in the first and second quarters increased, as compared to net income in the same period last year, due largely to the acquisition of AIS and Periscope.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

 Liquidity and Capital Resources

Working capital was $26,411,263 at March 31, 2017 compared to $11,771,946 at September 30, 2016. This includes cash and cash equivalents of $15,955,975 at March 31, 2017 and $6,045,521 at September 30, 2016, respectively. The increase in working capital was primarily due the proceeds from the sale of preferred stock and common stock warrants during our subscription rights offering.

Accounts receivable increased $40,312 or less than 1% to $13,609,039 at March 31, 2017 from $13,568,727 at September 30, 2016. The increase in accounts receivable is largely attributable to increased sales.

Inventories decreased $465,523 or 3% to $13,615,104 at March 31, 2017 from $14,071,627 at September 30, 2016. The decrease in inventories is attributable to the execution of in-house orders, delayed during the prior period, as compared to the same period a year ago. The shipments were delayed since the customers had to put a hold on taking delivery of certain shipments due to their own internal production issues.

Operating activities provided $630,641 of cash for the six months ended March 31, 2017 compared to providing cash of $1,865,210 of cash for the three months ended March 31, 2016. The decrease in operating cash flows was primarily due to paying down our current liabilities during the first and second quarters of fiscal 2017.

Investment activities used $1,634,521 of cash for the six months ended March 31, 2017 compared to using cash of $7,503,929 during the six month period ended March 31, 2016. Investing activities for the first and second quarters of 2017 were primarily driven by the purchase and retirement of shares of our common stock and purchases and disposal of property, plant, and equipment.

Financing activities provided $10,914,334 of cash in the six month period ended March 31, 2017 as compared to providing cash of $7,433,685 in the six month period ended March 31, 2016. Financing activities were primarily driven by proceeds from our subscription rights offering offset by payments of bank loans, loans from affiliated companies, notes payable and dividends paid on our Series 1 Preferred Stock.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2017, the Company issued an aggregate of 688,171 shares of common stock in exchange for aggregate consideration of $2,243,000, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement regarding the assets of ROB Holding AG, ROB Electronic GmbH, ROB Connect GmbH, and ROB Engineering dated Spetember 10, 2013. (5)
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(10)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.(1)
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC.(1)
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex, Inc.(1)
10.4	Agreement and Assignment of Membership Interests between Aron Govil and Cemtrex, Inc.(1)
10.5	8.0% Convertible Subordinated Debenture.(1)
10.6	Letter Agreement by and between Cemtrex, Inc. and Arun Govil, dated September 8, 2009.(2)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1,2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
14.1	Corporate Code of Business Ethics.(4)
21.1	Subsidiaries of the Registrant (11)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

(1)	Incorporated by reference from Form 10-12G filed on May 22, 2008.
(2)	Incorporated by reference from Form 8-K filed on September 10, 2009.
(3)	Incorporated by reference from Form 8-K filed on August 22, 2016.
(4)	Incorporated by reference from Form 8-K filed on July 1, 2016.
(5)	Incorporated by reference from Form 10-K filed on August 25, 2016.
(6)	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
(7)	Incorporated by reference from Form 8-K/A filed on November 4, 2016.
(8)	Incorporated by reference from Form 8-K/A filed on November 9, 2016.
(9)	Incorporated by reference from Form 10-Q/A filed on November 10, 2016.
(10)	Incorporated by reference from Form 8-K filed on January 24, 2017.
(11)	Incorporated by reference from Form 10-K filed on December 28, 2016.
(12)	Incorporated by reference from Form 8-K filed on February 10, 2017.
(13)	Incorporated by reference from Form 10-Q filed on February 14, 2017.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 11, 2017	By:	/s/Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: May 11, 2017		/s/Renato Dela Rama .
Renato Dela Rama
Vice President of Finance and Principal Financial Officer

