Form 10-Q
period 2017-06-30
CEMTREX INC
filed 2017-08-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 7, 2017, the issuer had 10,248,533 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	September 30, 2016
Assets
Current assets
Cash and equivalents	$13,241,368	$6,045,521
Restricted Cash	811,569	698,459
Accounts receivable, net	14,576,581	13,568,727
Inventory, net	16,565,678	14,071,627
Prepaid expenses and other current assets	2,102,444	2,475,404
Deferred tax asset	67,000	67,000
Total current assets	47,364,640	36,926,738

Property and equipment, net	16,860,577	17,647,888
Goodwill	918,819	918,819
Other assets	85,203	540,064
Total Assets	$65,229,239	$56,033,509

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,026,375	$7,733,459
Credit card payable	218,204	294,169
Sales tax payable	247,531	263,107
Revolving line of credit	2,823,047	3,454,913
Accrued expenses	3,010,121	5,174,529
Deferred revenue	564,901	1,387,139
Accrued income taxes	1,139,220	1,042,589
Convertible notes payable	520,000	3,748,000
Current portion of long-term liabilities	2,015,434	2,056,887
Total current liabilities	18,564,833	25,154,792

Long-term liabilities
Loans payable to bank	5,486,709	6,402,228
Notes payable	397,468	1,222,158
Mortgage payable	3,785,016	3,869,066
Notes payable to related party	-	3,599,307
Total long-term liabilities	9,669,193	15,092,759
Deferred tax liabilities	94,000	94,000
Total liabilities	28,328,026	40,341,551

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series A, 1,000,000 shares authorized, issued and outstanding at June 30, 2017 and September 30, 2017	1,000	1,000
Series 1, 3,000,000 shares authorized, 1,736,858 and no shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	1,736	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 10,207,739 shares issued and outstanding at June 30, 2017 and 9,460,283 shares issued and outstanding at September 30, 2016	10,207	9,460
Additional paid-in capital	23,350,562	5,230,745
Retained earnings	13,938,466	11,424,900
Accumulated other comprehensive loss	(400,758)	(974,147)
Total shareholders’ equity	36,901,213	15,691,958
Total liabilities and shareholders’ equity	$65,229,239	$56,033,509

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Industrial Products & Services Revenue	$13,467,483	$12,468,737	$42,024,611	$33,206,953
Electronics Manufacturing Services Revenue	14,339,173	12,246,116	45,684,285	23,730,693
Total revenues	27,806,656	24,714,853	87,708,896	56,937,646

Cost of revenues
Cost of Sales, Industrial Products & Services	9,437,556	8,935,388	30,327,245	24,298,643
Cost of Sales, Electronics Manufacturing Services	8,437,194	7,620,796	28,393,397	14,774,708
Total cost of revenues	17,874,750	16,556,184	58,720,642	39,073,351
Gross profit	9,931,906	8,158,669	28,988,254	17,864,295

Operating expenses
General and administrative	8,526,625	6,461,447	24,833,985	14,805,001
Total operating expenses	8,526,625	6,461,447	24,833,985	14,805,001
Operating income	1,405,281	1,697,222	4,154,269	3,059,294

Other income (expense)
Other Income (expense)	154,579	94,781	(81,969)	559,287
Interest Expense	(204,992)	(237,665)	(948,360)	(597,826)
Total other income (expense)	(50,413)	(142,884)	(1,030,329)	(38,539)

Net income before income taxes	1,354,868	1,554,338	3,123,940	3,020,755

Provision for income taxes	172,286	123,298	122,197	67,424
Net income	1,182,582	1,431,040	3,001,743	2,953,331

Preferred dividends paid	-	-	332,938	-
Net income available to common shareholders	1,182,582	1,431,040	2,668,805	2,953,331

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	891,215	38,392	573,389	(375,709)
Comprehensive income available to common shareholders	$2,073,797	$1,469,432	$3,242,194	$2,577,622

Income Per Common Share-Basic	$0.12	$0.16	$0.27	$0.36
Income Per Common Share-Diluted	$0.11	$0.16	$0.26	$0.36

Weighted Average Number of Common Shares-Basic	10,033,060	8,804,446	9,932,894	8,116,266
Weighted Average Number of Common Shares-Diluted	10,300,022	8,872,966	10,214,020	8,184,552

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net income	$3,001,743	$2,953,331
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,741,818	1,125,297
Deferred revenue	(822,238)	1,184,899
Share-based compensation	-	51,272
Shares issued for acquisition	-	1,000,000
Discounts on convertible debt	-	(139,000)
Interest expense on convertible debt	163,628	116,548
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(113,110)	(275,515)
Accounts receivable	(1,007,854)	(3,253,862)
Inventory	(2,494,051)	304,636
Prepaid expenses and other assets	372,960	735,408
Others	454,861	133,539
Accounts payable	292,916	1,551,391
Credit card payable	(75,965)	347,173
Sales tax payable	(15,576)	9,002
Revolving line of credit	(631,866)	(1,602,516)
Accrued expenses	(2,164,408)	558,828
Income taxes payable	137,091	90,730
Net cash provided by operating activities	(1,160,051)	4,891,161

Cash Flows from Investing Activities
Purchase of property and equipment	(642,064)	(366,168)
Loss on disposal of property and equipment	(24,785)	-
Investment in subsidiary, net of cash received	-	(16,306,620)
Purchase and retirement of common stock	(1,344,593)	-
Net cash provided by (used by) investing activities	(2,011,442)	(16,672,788)

Cash Flows from Financing Activities
Proceeds from notes payable	-	2,217,936
Payments on notes payable	(824,690)	(193,733)
Proceeds/(payments) on affiliated loan	(120,061)	3,200,145
Proceeds from bank loans	-	6,050,000
Payments on bank loans	(976,572)	(1,680,432)
Proceeds from convertible notes	-	3,077,500
Net proceeds from subscription rights offering	12,817,300	-
Dividends paid	(528,637)	-
Net cash provided by (used by) financing activities	10,367,340	12,671,416

Net increase (decrease) in cash	7,195,847	889,789
Cash beginning of period	6,045,521	1,486,737
Cash end of period	$13,241,368	$2,376,526

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$711,270	$597,826

Cash paid during the period for income taxes	$-	$-

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

Cemtrex’s EMS segment works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

The following tables summarize the Company’s segment information:

	As of or for the three months ended June 30, 2017
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$13,467,483	$14,339,173	$27,806,656
Total assets	$33,929,704	$31,299,535	$65,229,239
Accounts receivable, net	$10,222,286	$4,354,295	$14,576,581
Other assets	$36,296	$48,907	$85,203

	As of or for the three months ended June 30, 2016
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$12,468,737	$12,246,116	$24,714,853
Total assets	$18,707,871	$33,778,145	$52,486,016
Accounts receivable, net	$5,815,819	$5,421,084	$11,236,903
Other assets	$4,225	$62,074	$66,299

	As of or for the nine months ended June 30, 2017
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$42,024,611	$45,684,285	$87,708,896
Total assets	$33,929,704	$31,299,535	$65,229,239
Accounts receivable, net	$10,222,286	$4,354,295	$14,576,581
Other assets	$36,296	$48,907	$85,203

	As of or for the nine months ended June 30, 2016
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$33,206,953	$23,730,693	$56,937,646
Total assets	$18,707,871	$33,778,145	$52,486,016
Accounts receivable, net	$5,815,819	$5,421,084	$11,236,903
Other assets	$4,225	$62,074	$66,299

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at June 30, 2017 and 2016.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $811,569 as of June 30, 2017. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $71,160 as of June 30, 2017.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	June 30, 2017	September 30, 2016
Accounts receivable	$14,691,217	$13,690,377
Allowance for doubtful accounts	(114,636)	(121,650)
	$14,576,581	$13,568,727

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	June 30, 2017	September 30, 2016
Raw materials	$11,503,450	$9,636,142
Work in progress	2,929,898	2,554,025
Finished goods	3,119,548	2,852,223
	17,552,896	15,042,390

Less: Allowance for inventory obsolescence	(987,218)	$(970,763)
Inventory –net of allowance for inventory obsolescence	$16,565,678	$14,071,627

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2017	September 30, 2016
Land	$1,209,307	$1,193,230
Building	5,093,399	5,019,484
Furniture and office equipment	1,756,751	1,180,963
Computer software	424,202	1,377,260
Machinery and equipment	14,405,928	12,718,694
	22,889,587	21,489,631

Less: Accumulated depreciation	(6,029,010)	(3,841,743)
Property and equipment, net	$16,860,577	$17,647,888

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On June 30, 2017, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,192,148 and other current assets of $910,296. On June 30, 2016 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $3,353,115, income tax benefit for USA companies of $55,874, and other current assets of $741,982.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2017, the Company had the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
August 16, 2016	520,000	12 Months	10%	$6.50	6 Months
Total	$520,000

The use of the proceeds from the notes issued was for growth capital and planned acquisitions. Pursuant to the terms of these convertible notes the Company reserved 4,000,000 shares (post reverse split basis) representing approximately three times the actual shares that would be issued upon conversion of all the notes.

For the nine months ended June 30, 2017, 1,110,984 shares of the Company’s common stock were issued to satisfy $3,228,000 of convertible notes payable.

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

The acquisition date fair value of the total purchase was $7.676 million, which consisted of the following:

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

The following table summarizes the current allocation of the assets acquired and liabilities assumed based on their preliminary estimated fair values and measurement period adjustments:

	As initially reported	Measurement period adjustments	As adjusted
Cash	$112,586	$-	$112,586
Restricted Cash	608,427	-	608,427
Accounts receivable, net	3,211,997	-	3,211,997
Prepaid expenses	551,292	-	551,292
Inventory, net	465,877	-	465,877
Deferred costs	43,208	-	43,208
Deferred Tax Asset - current	-	75,000	75,000
Property, plant, and equipment, net	6,525,902	126,192	6,652,094
Goodwill	-	78,452	78,452
Other	121,000	-	121,000
Total Liabilities	(4,140,289)	(103,382)	(4,243,671)
Net assets acquired	$7,500,000	$176,262	$7,676,262

The following supplemental pro forma information presents the financial results as if the acquisition of AIS had occurred October 1, 2015:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$27,806,656	$24,714,853	$87,708,896	$61,689,300

Net income	$1,182,582	$1,431,040	$1,431,040	$2,574,744

Income (Loss) Per Share-Basic	$0.12	$0.16	$0.27	$0.30

Income (Loss) Per Share-Diluted	$0.11	$0.16	$0.26	$0.30

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

The acquisition date fair value of the total purchase was approximately $8.9 million, which consisted of the following:

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Prepaid expenses	$3,373,063
Inventory, net	8,000,874
Property, plant, and equipment, net	4,485,448
Total Liabilities	(6,940,179)
Net assets acquired	$8,919,206

The following supplemental pro forma information presents the financial results as if the acquisition of Periscope had occurred October 1, 2015:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$27,806,656	$35,390,017	$87,708,896	$96,402,587

Net income	$1,182,582	$1,974,951	$3,001,743	$(2,093,280)

Income (Loss) Per Share-Basic	$0.12	$0.22	$0.27	$(0.32)

Income (Loss) Per Share-Diluted	$0.11	$0.22	$0.26	$(0.32)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had notes payable to Ducon Technologies Inc., totaling $0 and $3,599,507 at June 30, 2017 and September 30, 2016, respectively. These notes are unsecured and carry 5% interest per annum. On February 9, 2017, the outstanding principal and accrued interest owed on the notes payable of $3,339,833 were exchanged for 333,983 shares of the Company’s series 1 preferred stock and 667,967 series 1 warrants.

The Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., at a monthly rental of $4,000.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of June 30, 2017 and September 30, 2016, there were 2,735,858 and 1,000,000 shares issued and outstanding, respectively.

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

During the nine-month periods ended June 30, 2017 and 2016, the Company did not issue any Series A Preferred Stock.

As of June 30, 2017 and September 30, 2016, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

As of June 30, 2017, there were 1,735,858 shares of Series 1 Preferred Stock issued and outstanding.

As of June 30, 2017 $332,938 worth of dividends have been paid to holders of Series 1 Preferred Stock.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of June 30, 2017 there were 10,207,739 shares issued and outstanding and at September 30, 2016, there were 9,460,283 shares issued and outstanding.

During the nine-month period ended June 30, 2017, the Company issued 1,110,984 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $1.70 per share, 50% of the options vest each year and they expire after six years. As of June 30, 2017 none of these options have been exercised.

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, 50% of the options vest each year and they expire after six years. As of June 30, 2017 none of these options have been exercised.

On April 19, 2017, the Company’s Board of Directors declared a cash dividend on common stock to shareholders of record on March 31, 2017.

During the fiscal year ended September 30, 2014, the Company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of June 30, 2017, options to purchase 24,598 shares have been exercised and none have expired or have been cancelled.

During the nine-months ended June 30, 2017 the Company acquired and retired 363,528 shares of its common stock at a cost of $1,344,593 purchased under the share repurchase authorization that Cemtrex’s board of directors approved in 2016 for the repurchase of up to one million outstanding shares over a 12 month period, depending on market conditions.

For the nine months ended June 30, 2017, 1,110,984 shares of the Company’s common stock have been issued to satisfy $3,228,000 of convertible notes payable (see NOTE 11).

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

NOTE 16 – COMMITMENTS AND CONTIGENCIES

Our IPS segment leases (i) approximately 5,000 sq. ft. of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00, (iii) approximately 25,000 sq. ft. of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (iv) approximately 43,000 sq. ft. of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, and (v) approximately 15,500 sq. ft. of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2017. Additionally the Company leases its principal office at Farmingdale, New York, 4,000 square feet of office and warehouse/shop space in a single story commercial structure on a month to month lease from Ducon Technologies Inc., whose President is Aron Govil, Executive Director of the Company, at a monthly rental of $4,000.

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

NOTE 18 - SUBSEQUENT EVENTS

Cemtrex evaluated subsequent events from June 30, 2017 through August 14, 2017, the date the consolidated financial statements were issued. Centrex concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

Cemtrex’s EMS segment works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

Results of Operations - For the three months ending June 30, 2017 and 2016

Total revenue for the three months ended June 30, 2017 and 2016 was $27,806,656 and $24,714,853, respectively, an increase of $3,091,803, or 13%. Net income for the three months ended June 30, 2017 and 2016 was $1,182,582 and $1,431,040, respectively, a decrease of $248,458, or 17%. Total revenue in the third quarter increased, as compared to total revenue in the same period last year, due to the acquisition of Periscope. Net income decreased in the third quarter due to increased expenses due to sales and marketing activities.

Revenues

Our IPS group’s revenues for the three months ended June 30, 2017 increased by $998,746 or 8%, to $13,467,483 from $12,468,737 for the three months ended June 30, 2016. The increase was primarily due to the increased shipment of goods and execution of projects.

Our EMS group’s revenues for the three months ended June 30, 2017 increased by $2,093,057 or 17% to $14,339,173 from $12,246,116 for the three months ended June 30, 2016. The primary reason for increased sales was due to the acquisition of Periscope on May 31, 2016.

Gross Profit

Gross Profit for the three months ended June 30, 2017 was $9,931,906 or 36% of revenues as compared to gross profit of $8,158,669 or 33% of revenues for the three months ended June 30, 2016. Gross profit as a percentage of revenues in the three months ended June 30, 2017 increased due to the mix of products shipped and services offered during the respective quarters. The Company’s gross profit margins vary from product to product and from customer to customer.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 increased $2,065,178 or 32% to $8,526,625 from $6,461,447 for the three months ended June 30, 2016. Operating expenses as a percentage of revenue was 31% and 26% of revenues for the three month periods ended June 30, 2017 and June 30, 2016. The increase in operating expenses as a percentage of revenue was due to increased expenses due to sales and marketing activities. The overall increase on a dollar basis was due to the acquisition of Periscope.

Other Income/(Expense)

Interest and other income/(expense) for the third quarter of fiscal 2017 was $(50,143) as compared to $(142,884) for the third quarter of fiscal 2016. Other income was due primarily to a gain on the disposal of fixed assets offset by interest expense.

Provision for Income Taxes

During the third quarter of fiscal 2017 we recorded an income tax provision of $172,286 compared to $123,298 for the third quarter of fiscal 2016. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $1,182,582 or 4% of revenues, for the three month period ended June 30, 2017 as compared to net income of $1,431,040 or 6% of revenues, for the three months ended June 30, 2016. Net income in the third quarter decreased, as compared to net income in the same period last year, due to increased expenses due to sales and marketing activities.

Results of Operations - For the nine months ending June 30, 2017 and 2016

Total revenue for the nine months ended June 30, 2017 and 2016 was $87,708,896 and $56,937,646, respectively, an increase of $30,771,250, or 54%. Net income for the nine months ended June 30, 2017 and 2016 was $3,001,743 and $2,953,331, respectively, an increase of $48,412, or 2%. Total revenue and net income in the first three quarters increased, as compared to net income in the same period last year, due to the acquisitions of AIS and Periscope.

Revenues

Our IPS group’s revenues for the nine months ended June 30, 2017 increased by $8,817,658 or 27%, to $42,024,611from $33,206,953 for the nine months ended June 30, 2016. The increase was primarily due to the increased shipment of goods and execution of projects.

Our EMS group’s revenues for the nine months ended June 30, 2017 increased by $21,953,592 or 93% to $45,684,285 from $23,730,693 for the nine months ended June 30, 2016. The primary reason for increased sales was due to the acquisition of Periscope.

Gross Profit

Gross Profit for the nine months ended June 30, 2017 was $28,988,254 or 33% of revenues as compared to gross profit of $17,864,295 or 31% of revenues for the nine months ended June 30, 2016. The gross profit percentage increased in the nine months ended June 30, 2017 compared to the same period in the prior year due to the mix of products shipped and services offered during the respective quarters. The Company’s gross profit margins vary from product to product and from customer to customer.

Operating Expenses

Operating expenses for the nine months ended June 30, 2017 increased $10,028,984 or 68% to $24,833,985 from $14,805,001 for the nine months ended June 30, 2016. Operating expenses as a percentage of revenue was 29% of revenues for the nine month period ended June 30, 2017 and 26% for the six month period ended June 30, 2016. The increase in operating expenses as a percentage of revenue was due to increased expenses due to sales and marketing activities. The overall increase on a dollar basis was due to the acquisition of AIS and Periscope.

Other Income/(Expense)

Interest and other income/(expense) for the first three quarters of fiscal 2017 was $(1,030,329) as compared to $(38,539) for the first three quarters of fiscal 2016. The expense was due primarily to a loss on the disposal of fixed assets and interest on the acquisition loans for AIS and interest on convertible notes payable.

Provision for Income Taxes

During the first three quarters of fiscal 2017 we recorded an income tax provision of $122,197 compared to a provision of $67,424 for the first three quarters of fiscal 2016. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $3,001,743 or 3% of revenues, for the nine month period ended June 30, 2017 as compared to net income of $2,953,331 or 5% of revenues, for the nine months ended June 30, 2016. Net income in the first three quarters increased, as compared to net income in the same period last year, due largely to the acquisition of AIS and Periscope.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $28,799,807 at June 30, 2017 compared to $11,771,946 at September 30, 2016. This includes cash and cash equivalents of $13,241,368 at June 30, 2017 and $6,045,521 at September 30, 2016, respectively. The increase in working capital was primarily due the proceeds from the sale of preferred stock and common stock warrants during our subscription rights offering.

Accounts receivable increased $1,007,854 or 7% to $14,576,581 at June 30, 2017 from $13,568,727 at September 30, 2016. The increase in accounts receivable is largely attributable to increased sales.

Inventories increased $2,494,051 or 18% to $16,565,678 at June 30, 2017 from $14,071,627 at September 30, 2016. The increase in inventories is attributable to the execution of in-house orders, delayed during the prior period, as compared to the same period a year ago. The shipments were delayed due to certain customers that had to put a hold on taking delivery of certain shipments due to their own internal production issues.

Operating activities used $1,160,051 of cash for the nine months ended June 30, 2017 compared to providing cash of $4,891,161 of cash for the nine months ended June 30, 2016. The decrease in operating cash flows was primarily due to paying down our current liabilities during the first three quarters of fiscal 2017.

Investment activities used $2,011,442 of cash for the nine months ended June 30, 2017 compared to using cash of $16,672,788 during the nine month period ended June 30, 2016. Investing activities for the first three quarters of 2017 were primarily driven by the purchase and retirement of shares of our common stock and purchases and disposal of property, plant, and equipment.

Financing activities provided $10,367,340 of cash in the nine month period ended June 30, 2017 as compared to providing cash of $12,671,416 in the nine month period ended June 30, 2016. Financing activities were primarily driven by proceeds from our subscription rights offering offset by payments of bank loans, loans from affiliated companies, notes payable and dividends paid on our Series 1 Preferred Stock.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item I. Legal Proceedings

Three alleged securities class action complaints were filed against the Company and certain of its executive officers in the U.S. District Court for the Eastern District of New York on February 24, 2017. Under the requirements of the Private Securities Litigation Reform Act of 1995 , these three alleged class actions, as well as any further related actions, will be consolidated into a single lawsuit following decisions on motions to consolidate filed with the Court on April 25, 2017. A follow-on, related derivative complaint also was filed against the Company and its executive officers and directors in New York State court on April 10, 2017. That derivative action has been stayed by agreement of the parties until after the motion to dismiss process in the consolidated alleged class actions has run its course.

The allegations in all four complaints are based on the assertions contained in a blog post, published shed on an internet website that challenged various aspects of the Company' s stock trading and relationships . The Company denies these assertions , and filed a lawsuit seeking damages in the amount of $170 million , against the blogger on March 4, 2017 in the U.S. District Court for the Eastern District of New York . The Company voluntarily dismissed that lawsuit on June 12, 2017, because it was unable to serve the defendant blogger within the required time , but the Company has reserved the right to re-file its claims against him at a later date.

The Company believes the alleged class action and derivative litigations are without merit and intends to defend self vigorously. The Company has retained Lane Powell PC, a national securities class action defense law firm with no previous relationship to the Company, to defend the litigations , and intends to seek dismissal of the litigations at the earliest possible stage. Regardless of the merit of the claims, litigation is inherently unpredictable and may be costly, time consuming and disruptive to the Company's business. The Company could incur judgments or enter into settlements of claims that could adversely affect its business, operating results or cash flows. The Company could also be subject to costly indemnification of its executive officers, which may not be covered by insurance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2017, the Company issued an aggregate of 1,110,984 shares of common stock in exchange for aggregate consideration of $3,228,000, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Cemtrex, Inc.

Dated: August 14, 2017	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: August 14, 2017		/s/ Renato Dela Rama
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

