Form 10-K
period 2017-09-30
CEMTREX INC
filed 2017-12-13
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Engineers Lane, Farmingdale, New York	11735
(Address of principal executive offices)	(Zip code)

Registrant telephone number, including area code: 631-756-9116

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2017, the number of the registrant’s common stock held by non-affiliates of the registrant was 5,246,242 and the aggregate market value $18,519,234 based on the average bid and asked price of $3.53 on March 31, 2017.

As of December 5, 2017, the registrant had 10,553,522 shares of common stock outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2017 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. These Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

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

Part I.

Item 1. BUSINESS

The Company was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small emissions monitoring instruments company into a diversified global technology leader that provides innovative solutions to meet today’s industrial and manufacturing challenges. The Company offers manufacturing services of advanced electronic system assemblies, provides broad-based industrial services, and provides industrial air filtration & environmental control equipment and systems globally. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

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

Cemtrex’s EMS segment works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long-term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

Using our manufacturing capabilities, we provide our customers with advanced product assembly and system level integration combined with test services to meet the highest standards of quality. Through our agile manufacturing environment, we can deliver low and medium volume and mix services to our clients. Additionally, we design, develop, and manufacture various interconnects and cable assemblies that often are sold in conjunction with our PCBAs to enhance our value to our customers. The Company also provides engineering services from new product introductions and prototyping, related testing equipment, to product redesigns.

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

In July 2017, the Company set up a subsidiary named Cemtrex Advanced Technologies Inc. to leverage its existing design and engineering experience by directly developing and manufacturing its own proprietary advanced electronic products and for third parties for IoT applications. The Company plans to pursue collaborative partnerships with OEMs that are looking to incorporate intelligence and connectivity into their everyday products such as: furniture, consumer wearables, industrial safety wearables, and other enterprise and consumer devices. Cemtrex will look to focus on developing systems, hardware and software solutions for consumer, business and industrial applications.

Industrial Products & Services (IPS)

Cemtrex, through its Industrial Products and Services segment, offers single-source services for in plant equipment erection, relocation, and maintenance. The segment also sells a complete line of air filtration and environmental control products to a wide variety of industrial customers worldwide. The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide. This equipment is used to: (i) remove dust, corrosive fumes, mists, submicron particles and particulate from industrial exhausts and boilers; (ii) clean acid gases such as sulfur dioxide, hydrogen chloride, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, fly ash, cement, carbon black, soda ash, silica, and similar substances from construction facilities, mining operations and dryer exhausts.

The Company through its Advanced Industrial Services (“AIS”) brand offers one-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Acquisitions

On December 15, 2015, the Company acquired Advanced Industrial Services Inc. and its affiliate subsidiary company based in York, Pennsylvania for a purchase price of approximately $7,500,000, and acquisition related expenses of $476,340. The purchase price consisted of $5,000,000 in cash, $1,500,000 in a seller’s note, and $1,000,000 in the form of 315,458 shares of Cemtrex restricted Common Stock. AIS averaged approximately $23 million in annual revenue and $2.4 million in annual normalized EBITDA over the two calendar years 2013 and 2014. We worked with a local bank to finance the $5.25 million self-amortizing, seven (7) year term loan and $3.5 million working capital credit line for the transaction. The loans carry annual interest rates of 30 day LIBOR plus 2.25 and 2.0 respectively. The seller’s note is for 3 years at 6% (see NOTE 13).

On May 31, 2016, the Company acquired a machinery & equipment business, an electronics manufacturing business and a logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience. The Periscope acquisition was completed through use of $4,902,670 of cash, $717,936 in a Seller note and $3,298,600 in proceeds from the issuance of a related party note.

Business Strategy

We intend to continue utilizing our resource capabilities to deliver exceptional value for our customers, shareholders, and employees. We leverage our engineering and manufacturing expertise and strong customer relationships to develop new cutting-edge technologies and advanced products that solve technological challenges faced by our customers. We thoroughly analyze new product opportunities by considering projected demand for the product or service, and expected operating costs, and then only pursue those opportunities which we believe will contribute to earnings growth in the future. In addition, our senior management team has substantial business and technical experience to enable us to pursue our business strategies.

Over the past four years we have demonstrated an ability to successfully acquire and integrate companies with complementary and synergistic technologies. We will continue to seek and execute additional strategic acquisitions and focus on expanding our products and services as well as entering into new markets. We believe that the diversity of our products & services and our ability to deliver full solutions to a variety of end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry. We constantly look for opportunities to gain new customers and penetrate geographic locations and end markets or acquire new product or service opportunities through acquisitions that are operationally and financially beneficial for the Company.

SUPPLIERS

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys parts and components to assemble and manufacture its equipment and products. The Company also utilizes sub-suppliers and third-party vendors to procure from or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work. The Company seeks to have many sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities.

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

EMPLOYEES

The Company employs approximately 548 full-time people as of December 5, 2017, including 36 engaged in engineering, 306 in manufacturing & field service and 206 in administrative and marketing functions.

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

RISKS RELATED TO OUR BUSINESS

Our Proposed Acquisition of Key Tronic Corp. May Not Be Completed or Completed On the Terms and Conditions different from those Contemplated, or Without the Expected Benefits

We are currently pursuing a potential acquisition of Key Tronic Corp. Key Tronic has not responded positively to the Company’s previous and current proposals. If the proposed transaction were to proceed, we can make no assurance as to the completion, terms, timing, costs or benefits anticipated from any such acquisition. The acquisition would involve increases in the Company’s debt levels and outstanding shares. Unforeseen developments, including delays in obtaining various tax, regulatory and other approvals, could delay this acquisition, or cause it to occur on terms and conditions that are less favorable, or at a higher cost, than expected. In addition, the Company may encounter difficulties in integration and may not realize the degree or timing of the anticipated benefits of the acquisition. There can be no assurance that this acquisition will ever be completed.

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

The failure of the emissions control regulations may adversely impact the market development as we anticipate and any lack of acceptance of our emissions control equipment technology would adversely affect our environmental control products business. In this respect, we may find that other competing technologies may be offered by other existing competitors or by those that enter the market and these competing technologies may offer a better cost-benefit ratio than our products and/or at lower prices with the result that our sales, profits, and cash flow may suffer significantly over an extended period with serious adverse impact on our financial condition.

Our Future Operating Results Depend in Part on Continued Successful Research, Development and Marketing of New and/or Improved Products and Services, through newly created subsidiary named Cemtrex Advanced technologies Inc., and There Can Be No Assurance That We Will Continue to Successfully Introduce New Products and Services into the market.

The success of new and improved products and services through Cemtrex Advanced Technologies Inc. subsidiary depends on our research & development effort and the initial acceptance of our products by the consumers. Our business is affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

We have substantial debt which could adversely affect our ability to raise additional capital to fund operations and prevent us from meeting our obligations under outstanding indebtedness.

As of September 30, 2017, our total indebtedness was approximately $16 million, including a revolving line of credit of $4.5 million, convertible notes payable of $220,000, non-convertible notes payable of $751,853, bank loans of $6.5 million and mortgage of $4.0 million. Approximately $2.1 million of such debt is classified as current and approximately $220,000 of such debt is convertible into shares of our common stock. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; (v) The number of shares of common stock into which the existing convertible notes may be converted into might increase without an upper bound as a consequence of the fluctuating conversion rate that is 75% or 80% of the weighted average market price at the time of conversion. and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

In these circumstances, we anticipate that we could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of our existing and future customers. Orders from our customers are subject to cancellation and delivery schedules fluctuate as a result of changes in our customers’ demand, thereby adversely affecting our results of operations, and may result in higher inventory levels. Higher inventory levels cause us to obtain greater external financing which adversely affects our financial performance.

Our products could face serious competitive challenges, including rapid technological changes, and pricing pressure from competitors, which could adversely affect our business.

In the event that one or more of our product lines become the subject of significant pressures from our existing and future competitors, market conditions, technological change, or any combination thereof, our sales revenues and our gross margins may suffer protracted and serious declines with the result that we will likely incur protracted losses thereby. Further, the barriers to entry in several of our lines of business are not so significant that we may be facing competition from others who see significant opportunities to enter the market and undercut our prices with products that possess superior technological attributes at prices that offer our customers a better value. In this instance, we could incur protracted and significant losses and persons who acquire our common stock would suffer losses thereby.

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

Cemtrex has grown through acquisitions and is continuously looking to fund other acquisitions; Cemtrex’s failure to raise funds may have the effect of slowing down its growth and Cemtrex’s use of funds for acquisitions subjects it to acquisition-related risks.

Cemtrex intends to make acquisitions of complementary (including competitive) businesses, products and technologies. However, any future acquisitions may result in material transaction costs, increased interest and amortization expenses related to goodwill and other intangible assets, increased depreciation expense and increased operating expenses, any of which could have an adverse effect on Cemtrex’s operating results and financial position. Acquisitions will require integration of acquired assets and management into Cemtrex’s operations to realize economies of scale and control costs. Acquisitions may involve other risks, including diversion of management attention that would otherwise be available for ongoing internal development of Cemtrex’s business and risks inherent in entering markets in which Cemtrex has no or limited prior experience. Future acquisitions may also result in potentially dilutive issuances of equity securities. In addition, consummation of acquisitions may subject Cemtrex to unanticipated business uncertainties, contingent liabilities or legal matters relating to those acquired businesses for which the sellers of the acquired businesses may not fully indemnify Cemtrex. There can be no assurance that Cemtrex’s business will grow through acquisitions, as anticipated.

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

Currency fluctuations may adversely impact our operations and reduce profits on our foreign sales or increase our costs, either of which could adversely affect our financial results.

Given that substantial portion of our revenues are outside the United States, we are subject to fluctuations in foreign currency exchange rates. Translation losses resulting from currency fluctuations may adversely affect the profits from our operations and have a negative impact on our financial results. Foreign currency fluctuations may also make our systems and products more expensive for our customers, which could have a negative impact on our sales. In addition, we purchase some foreign-made products directly from and through our subcontractors. Due to the multiple currencies involved in our business, foreign currency positions partially offset and are netted against one another to reduce exposure. We cannot assure that fluctuations in foreign currency exchange rates will not make these products more expensive to purchase. Increases in our direct or indirect cost of purchasing these products could negatively impact our financial results if we are not able to pass those increased costs on to our customers.

Even though we achieved a profit for the fiscal year ended September 30, 2017, we cannot assure you that we will remain profitable and maintain a positive cash flow or, if we are profitable and have a positive cash flow, that we can sustain operations that are profitable and have a positive cash flow in the future.

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

Three alleged securities class action complaints have been filed against the Company and certain of its executive officers that challenged various aspects of Cemtrex’s stock trading and relationships, the results of which are inherently unpredictable.

Three alleged securities class action complaints were filed against Cemtrex and certain of its executive officers in the U.S. District Court for the Eastern District of New York on February 24, 2017. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, will be consolidated into a single lawsuit following decisions on motions to consolidate filed with the Court on April 25, 2017. A follow-on, related derivative complaint was also filed against Cemtrex and its executive officers and directors in New York State court on April 10, 2017. That derivative action has been stayed by agreement of the parties until after the motion to dismiss process in the consolidated alleged class actions has run its course. The allegations in all four complaints are based on the assertions contained in a blog post published on an internet website that challenged various aspects of Cemtrex’s stock trading and relationships, including with its outside auditor. Cemtrex denies these assertions, and filed a lawsuit seeking damages in the amount of $170 million, against the blogger on March 4, 2017 in the U.S. District Court for the Eastern District of New York. Cemtrex voluntarily dismissed that lawsuit on June 12, 2017, because it was unable to serve the defendant blogger within the required time, but Cemtrex has reserved the right to re-file its claims against him at a later date. Cemtrex’s outside auditor, Bharat Parikh & Associates, also denied the allegations concerning it, in a letter addressed to Cemtrex’s Audit Committee and Board of Directors just a few days after the blog post was published. A copy of that letter is attached to this report as Exhibit 99.1.

Cemtrex believes the alleged class action and derivative litigations are without merit and intends to defend itself vigorously. Cemtrex intends to seek dismissal of the litigations at the earliest possible stage. Regardless of the merit of the claims, litigation is inherently unpredictable and may be costly, time consuming and disruptive to Cemtrex’s business. Cemtrex could incur judgments or enter into settlements of claims that could adversely affect its business, operating results or cash flows. Although, the Company does have insurance, the insurance may not be sufficient and Cemtrex could also be subject to costly indemnification of its executive officers, which may not be covered by insurance.

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

Increased internet information security threats and targeted computer crimes could pose a risk to our systems, networks, and operations.

Increased global internet information security threats and targeted computer crimes pose a risk to the security of our systems, information and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including comprehensive monitoring of our networks and maintenance of backup and protective systems, still our systems, networks and products could remain potentially vulnerable to advanced persistent threats. Depending on their nature, such threats could potentially lead to the compromising of our information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

We may not pay cash dividends.

During fiscal year 2017 the Company’s Board of Directors approved an annual dividend on the common stock of the Company. There can be no assurance that the Company will pay cash dividends on its common stock in the future. Any decision to pay cash dividends will depend upon the Company’s profitability at the time, cash available and other relevant factors.

Our principal shareholder has significant influence over our Company which could make it impossible for the public stockholders to influence the affairs of the Company.

We are a “Controlled Company” under exchange listing rules. Approximately 61% of our outstanding voting equity is beneficially held by combination of Aron Govil, the Company’s Executive Director, and Saagar Govil the Company’s CEO, as a result of this common stock ownership and the Series A preferred stock ownership by Mr. Aron Govil, the Company’s management controls and will control in the future, substantially all matters requiring approval by the stockholders of the Company, including the election of all directors and approval of significant corporate transactions. This makes it impossible for the public stockholders to influence the affairs of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following properties:

Our IPS segment leases (i) approx. 5,000 square feet of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 2,000 square feet of office on a month to month rental from a third party in Hong Kong at a monthly rental of $4,133.00, (iii) approximately 25,000 square feet of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (iv) approximately 43,000 square feet of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, (v) approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2018, and (vi) the Company leases its principal office at Farmingdale, New York, 6,000 square feet of office and warehouse/shop space on a month to month lease in a building owned by Aron Govil, Executive Director of the Company, at a monthly rental of $4,000.

Our EMS segment owns a 70,000 square foot manufacturing building in Neulingen, Germany. The EMS segment also leases (i) a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 100,000 square feet of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €55,400 which expires on December 31, 2017, (iii) approximately 50,000 square feet of office, warehouse space in Paderborn, Germany at a monthly rental of €22,633 which expires on December 31, 2017.

ITEM 3. LEGAL PROCEEDINGS

Three alleged securities class action complaints have been filed against Cemtrex and certain of its executive officers that challenged various aspects of Cemtrex’s stock trading and relationships, the results of which are inherently unpredictable. These three alleged securities class action complaints were filed against Cemtrex and certain of its executive officers in the U.S. District Court for the Eastern District of New York on February 24, 2017. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, will be consolidated into a single lawsuit following decisions on motions to consolidate filed with the Court on April 25, 2017. A follow-on, related derivative complaint was also filed against Cemtrex and its executive officers and directors in New York State court on April 10, 2017. That derivative action has been stayed by agreement of the parties until after the motion to dismiss process in the consolidated alleged class actions has run its course. The allegations in all four complaints are based on the assertions contained in a blog post published on an internet website that challenged various aspects of Cemtrex’s stock trading and relationships, including with its outside auditor. Cemtrex denies these assertions, and filed a lawsuit seeking damages in the amount of $170 million, against the blogger on March 4, 2017 in the U.S. District Court for the Eastern District of New York. Cemtrex voluntarily dismissed that lawsuit on June 12, 2017, because it was unable to serve the defendant blogger within the required time, but Cemtrex has reserved the right to re-file its claims against him at a later date. Cemtrex’s outside auditor, Bharat Parikh & Associates, also denied the allegations concerning it, in a letter addressed to Cemtrex’s Audit Committee and Board of Directors just a few days after the blog post was published. A copy of that letter is attached to this report as Exhibit 99.1.

Cemtrex believes the alleged class action and derivative litigations are without merit and intends to defend itself vigorously. Cemtrex intends to seek dismissal of the litigations at the earliest possible stage. Regardless of the merit of the claims, litigation is inherently unpredictable and may be costly, time consuming and disruptive to Cemtrex’s business. Cemtrex could incur judgments or enter into settlements of claims that could adversely affect its business, operating results or cash flows. Although, the Company does have insurance, however the insurance may not be sufficient and Cemtrex could also be subject to costly indemnification of its executive officers, which may not be covered by insurance.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX”.

As of December 5, 2017, there were approximately 4,400 holders of record of the Company’s common stock as determined from the Company’s transfer agent’s list. Such list also includes beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value per share. On December 5, 2017, there were 10,553,522 shares of common stock issued and outstanding and 1,000,000 shares of Series A preferred stock issued or outstanding.

In April 2015, the Company effected a 1-for-6 reverse stock split of its outstanding common stock.

On June 25, 2015, the Company’s common stock commenced trading on the NASDAQ Capital Markets under the symbol “CETX”. Prior to June 25, 2015 the Company’s Common Stock traded on the over-the-counter bulletin board trading system. The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2015, 2016 and 2017 reported by the exchange and converted based on the one-for-six reverse stock split. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

		Stock Price
Year	Fiscal Period	High	Low
2017	4th Quarter	$3.65	$2.74
	3rd Quarter	$3.94	$3.06
	2nd Quarter	$8.00	$3.04
	1st Quarter	$7.34	$3.74
2016	4th Quarter	$5.95	$3.71
	3rd Quarter	$3.69	$1.90
	2nd Quarter	$2.85	$1.65
	1st Quarter	$3.44	$2.36
2015	4th Quarter	$4.35	$2.23
	3rd Quarter	$5.40	$2.70
	2nd Quarter	$4.20	$2.58
	1st Quarter	$4.74	$3.60

As reported by NASDAQ Capital Markets, on December 5, 2017 the closing sales price of the Company’s Common Stock was $2.60 per share.

Dividend Policy

On April 19, 2017, the Company’s Board of Directors approved an annual dividend on the common stock of the Company. There can be no assurance that the Company will pay cash dividends on its common stock in the future. Any decision to pay cash dividends will depend upon the Company’s profitability at the time, cash available and other relevant factors.

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

Overview

The Company was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small emission monitoring Instruments Company into a diversified global technology leader that provides innovative solutions to meet today’s industrial and manufacturing challenges. The Company offers manufacturing services of advanced electronic system assemblies, provides broad-based industrial services, and provides industrial air filtration & environmental control equipment and systems globally.

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

Cemtrex’s EMS segment works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long-term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

Using our manufacturing capabilities, we provide our customers with advanced product assembly and system level integration combined with test services to meet the highest standards of quality. Through our agile manufacturing environment, we can deliver low and medium volume and mix services to our clients. Additionally, we design, develop, and manufacture various interconnects and cable assemblies that often are sold in conjunction with our PCBAs to enhance our value to our customers. The Company also provides engineering services from new product introductions and prototyping, related testing equipment, to product redesigns.

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

In July 2017, the Company set up a subsidiary named Cemtrex Advanced Technologies Inc. to leverage its existing design and engineering experience by directly developing and manufacturing its own proprietary advanced electronic products for third parties for IoT applications. The Company plans to pursue collaborative partnerships with OEMs that are looking to incorporate intelligence and connectivity into their everyday products such as: furniture, consumer wearables, industrial safety wearables, and other enterprise and consumer devices. Cemtrex will look to focus on developing systems, hardware solutions for both consumer and industry applications, and software applications.

Industrial Products & Services (IPS)

Cemtrex, through its Industrial Products and Services segment, offers single-source services for in plant equipment erection, relocation, and maintenance. The segment also sells a complete line of air filtration and environmental control products to a wide variety of industrial customers worldwide. The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide. This equipment is used to: (i) remove dust, corrosive fumes, mists, submicron particles and particulate from industrial exhausts and boilers; (ii) clean acid gases such as sulfur dioxide, hydrogen chloride, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, fly ash, cement, carbon black, soda ash, silica, and similar substances from construction facilities, mining operations and dryer exhausts.

The Company through its Advanced Industrial Services (“AIS”) brand offers one-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

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

Results of Operations - For the fiscal years ending September 30, 2017 and 2016

Total revenue for the years ended September 30, 2017 and 2016 was $120,628,200 and $93,704,560, respectively, an increase of $26,923,640, or 29%. Net income for years ended September 30, 2017 and 2016 was $4,389,915 and $4,994,045, respectively, a decrease of $604,130, or 12%. Revenues, as compared to the previous period, were higher due to the acquisition of AIS and Periscope as well as increased sales in our existing businesses. Net income in this period as compared to the previous period was lower due to increased research and development costs, acquisition costs as well as higher sales and marketing expenses.

Revenues

Our IPS segment’s revenues for the year ended September 30, 2017 increased by $7,325,255 or 15%, to $56,569,266 from $49,244,011for the year ended September 30, 2016. The increase was mainly attributed to increased sales and to some extent, the acquisition of AIS.

Our EMS segment’s revenues for the year ended September 30, 2017 increased by $19,598,385 or 44% to $64,058,934 from $44,460,549 for the year ended September 30, 2016. The increase was mainly attributed to the acquisition of Periscope and to a lesser extent increased sales within the segment.

Gross Profit

Gross Profit for the year ended September 30, 2017 was $39,913,552 or 33% of revenues as compared to gross profit of $29,213,670 or 31% of revenues for the year ended September 30, 2016. The increase in gross profit percentage in the year ended September 30, 2017, as compared to the prior year, was a direct result of projects with higher profit margins.

Operating Expenses

Operating expenses for the year ended September 30, 2017 increased $10,648,102 or 44% to $34,797,874 from $24,149,772 for the year ended September 30, 2016. Operating expenses as a percentage of revenue increased in the year ended September 30, 2017 to 29% from 26% in the year ended September 30, 2016. The increases in operating expenses in both dollars and as a percentage of revenue are the result of increased research and development costs, increased sales and marketing expenses, increased acquisition costs as well as due to acquisition of Periscope.

Other Income

Other income for the fiscal year of 2017 was $313,817 as compared to $1,693,931 for the fiscal year of 2016. The decrease was due to one-time other income generated in fiscal year 2016.

Interest Expense

Interest expense for the fiscal year of 2017 was $923,952 as compared to $673,612 for the fiscal year of 2016. The increase in interest expense was attributed to higher balances on our revolving lines of credit and interest paid on our convertible notes.

Provision for Income Taxes

During the fiscal year of 2017 we recorded an income tax provision of $115,648 compared to $1,090,173 for the fiscal year of 2016. The provision for income tax is based upon the projected income tax from the Company’s various domestic and international subsidiaries that are subject to income taxes.

Net Income

The Company had net income of $4,389,915 or 4% of revenues, for the year ended September 30, 2017 as compared to a net income of $4,994,045 or 5% of revenues, for the year ended September 30, 2016. Net income in this period as compared to the previous period was lower due to increased research and development costs, acquisition costs as well as higher sales and marketing expenses.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $26,366,437 at September 30, 2017 compared to $11,771,946 at September 30, 2016. This includes cash and cash equivalents of $10,442,857 at September 30, 2017 and $6,045,521 at September 30, 2016, respectively. The increase in working capital was primarily due to the cash received in the Company’s subscription rights offering.

Accounts receivable increased by $1,892,412 or 14% to $15,461,139 at September 30, 2017 from $13,568,727 at September 30, 2016. The increase in accounts receivable is attributed to increased sales.

Inventories increased by $3,200,255 or 23% to $17,271,882 at September 30, 2017 from $14,071,627 at September 30, 2016. The increase in inventory is attributed to the need for additional inventories for upcoming projects and product lines due to increased sales demand from customers.

Operating activities provided $1,107,727 for the year ended September 30, 2017 compared to providing $7,895,211 of cash for the year ended September 30, 2016. The decrease in operating cash flows in fiscal 2017 was mainly due to the increases in inventory and accounts receivable.

Investment activities used $6,956,627 of cash during the year ended September 30, 2017 compared to using $17,146,716 during the year ended September 30, 2016. In fiscal 2017 our investment activities were mainly comprised of investment in equipment and the purchase and retirement of shares of our common stock.

Financing activities provided $10,246,236 for the year ended September 30, 2017 as compared to providing $13,210,289 in the year ended September 30, 2016. In fiscal 2017 our financing activities were mainly comprised of the proceeds from our subscription rights offering offset by payments on our long-term debt and cash dividends.

We believe that our cash on hand, cash generated by operations, is sufficient to meet the capital demands of our current operations during the 2018 fiscal year (ending September 30, 2018). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

We are a technology company with worldwide operations. Our diversity of business segments, and the breadth of our product and services portfolios, have helped mitigate the economic impact of any one particular industry sector or any single country on our consolidated operating results and we expect the same in the future. We believe growth for our products and services is driven by the increasing demand for newer technological products and overall industrial economic growth. These trends stimulate investment in new consumer and industrial products with related infrastructure, and in upgrades of existing facilities. We continue to focus on revenue growth, market expansion and increasing profitability by expanding our presence in emerging technologies. Our outlook is to continue expanding our scope of technology, products, and services horizontally through selective acquisitions and the formation of new business units by leveraging our technical and financial resources.

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

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management, under the supervision and with the participation of the company’s Chief Executive Officer and Vice President of Finance, assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2017, and concluded that it is effective.

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

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2017 annual stockholders’ meeting (“2017 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2017 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2017 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of September 30, 2017 regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders		$-
Not approved by security holders	437,997	$2.87	0

See more detailed information regarding our equity compensation plans in Note 15 in the Notes to Consolidated Financial Statements in this 2017 Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2017 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2017 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement regarding the assets of ROB Holding AG, ROB Electronic GmbH, ROB Connect GmbH, and ROB Engineering dated September 10, 2013. (5)
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(12)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (15)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.(1)
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC.(1)
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex, Inc.(1)
10.4	Agreement and Assignment of Membership Interests between Aron Govil and Cemtrex, Inc.(1)
10.5	8.0% Convertible Subordinated Debenture.(1)
10.6	Letter Agreement by and between Cemtrex, Inc. and Arun Govil, dated September 8, 2009.(2)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Nonstatutory Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1,2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1*	Letter from Bharat Parikh & Associates regarding securities class action complaints.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

(7) Incorporated by reference from Form 8-K/A filed on November 24, 2017.

(8) Incorporated by reference from Form 8-K/A filed on November 9, 2016.

(9) Incorporated by reference from Form 10-Q/A filed on November 10, 2016.

(10) Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.

(11) Incorporated by reference from Form 10-K filed on December 28, 2016.

(12) Incorporated by reference from Form 8-K filed on January 24, 2017.

(13) Incorporated by reference from Form 8-K filed on February 10, 2017.

(14) Incorporated by reference from Form 10-Q filed on February 14, 2017.

(15) Incorporated by reference from Form 8-K filed on September 8, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

December 13, 2017	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 13, 2017	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

December 13, 2017	By:	/s/ Renato Dela Rama .
Renato Dela Rama,
Vice President of Finance (Principal Financial and Accounting Officer)

December 13, 2017	By:	/s/ Raju Panjwani >
Raju Panjwani,
Director

December 13, 2017	By:	/s/ Sunny Patel >
Sunny Patel,
Director

December 13, 2017	By:	/s/ Shamik Shah >
Shamik Shah,
Director

December 13, 2017	By:	/s/ Aron Govil .
Aron Govil,
Executive Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors and Shareholders of

Cemtrex Inc.

19 Engineers Lane

New York- NY

USA.

We have audited the consolidated balance sheet of Cemtrex, Inc. (the “Company”) and its subsidiaries as of September 30, 2017 and 2016 and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Advanced Industrial Services Inc, a wholly owned subsidiary, whose financial statements reflects total assets of $13,186,148 as of September 30, 2017 and total revenues of $21,706,436 for the year then ended. Those statements were audited by other independent auditors whose report has been furnished to us, and our opinion, in so far as it relates to the amounts included for Advanced Industrial Services Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2017 and 2016 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

For Bharat Parikh & Associates

Chartered Accountants

/s/ CA Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

Registered with PCAOB

Date :- 12/13/2017

Place:- HQ Vadodara GJ,

India

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016
Assets
Current assets
Cash and equivalents	$10,442,857	$6,045,521
Restricted Cash	1,531,895	698,459
Accounts receivable, net	15,461,139	13,568,727
Inventory, net	17,271,882	14,071,627
Prepaid expenses and other current assets	1,720,864	2,475,404
Deferred tax asset	-	67,000
Total current assets	46,428,637	36,926,738

Property and equipment, net	20,118,311	17,647,888
Goodwill	3,322,818	918,819
Other assets	311,607	540,064
Total Assets	$70,181,373	$56,033,509

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,945,153	$7,733,459
Credit card payable	165,111	294,169
Sales tax payable	550,532	263,107
Revolving line of credit	4,466,218	3,454,913
Accrued expenses	3,614,415	5,174,529
Deferred revenue	463,022	1,387,139
Accrued income taxes	1,553,665	1,042,589
Convertible notes payable	220,000	3,748,000
Current portion of long-term liabilities	2,084,084	2,056,887
Total current liabilities	20,062,200	25,154,792

Long-term liabilities
Loans payable to bank	5,175,276	6,402,228
Notes payable	241,200	1,222,158
Mortgage payable	3,819,392	3,869,066
Notes payable to related party	-	3,599,307
Total long-term liabilities	9,235,868	15,092,759
Deferred tax liabilities	1,891,000	94,000
Total liabilities	31,189,068	40,341,551

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series A, 1,000,000 shares authorized, issued and outstanding at June 30, 2017 and September 30, 2017	1,000	1,000
Series 1, 3,000,000 shares authorized, 1,822,660 and no shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	1,824	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 10,404,434 shares issued and outstanding at September 30, 2017 and 9,460,283 shares issued and outstanding at September 30, 2016	10,404	9,460
Additional paid-in capital	24,694,324	5,230,745
Retained earnings	14,418,245	11,424,900
Accumulated other comprehensive loss	(133,492)	(974,147)
Total shareholders’ equity	38,992,305	15,691,958
Total liabilities and shareholders’ equity	$70,181,373	$56,033,509

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the twelve months ended
	September 30,
	2017	2016
Revenues
Industrial Products & Services Revenue	$56,569,266	$49,244,011
Electronics Manufacturing Services Revenue	64,058,934	44,460,549
Total revenues	120,628,200	93,704,560

Cost of revenues
Cost of Sales, Industrial Products & Services	40,117,904	35,496,098
Cost of Sales, Electronics Manufacturing Services	40,596,744	28,994,792
Total cost of revenues	80,714,648	64,490,890
Gross profit	39,913,552	29,213,670

Operating expenses
General and administrative	34,797,874	24,149,772
Total operating expenses	34,797,874	24,149,772
Operating income	5,115,678	5,063,898

Other income (expense)
Other Income (expense)	313,837	1,693,931
Interest Expense	(923,952)	(673,612)
Total other income (expense)	(610,115)	1,020,319

Net income before income taxes	4,505,563	6,084,217

Provision for income taxes	115,648	1,090,172
Net income	4,389,915	4,994,045

Preferred dividends paid	1,200,871	-
Net income available to common shareholders	3,189,044	4,994,045

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	840,655	(974,147)
Comprehensive income available to common shareholders	$4,029,699	$4,019,898

Income Per Common Share-Basic	$0.32	$0.59
Income Per Common Share-Diluted	$0.31	$0.59

Weighted Average Number of Common Shares-Basic	10,013,378	8,441,620
Weighted Average Number of Common Shares-Diluted	10,175,736	8,514,772

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series A Par		Preferred Stock Series 1 Par		Common Stock Par			Retained	Accumulated
	Value $0.001		Value $0.001		Value $0.01		Additional	Earnings	other	Total
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at October 1, 2015	1,000,000	$1,000		$-	7,158,087	$7,158	$1,020,444	$6,430,855	$(333,888)	$7,125,569
Foreign currency translations									$(640,259)	$(640,259)
Stock issued for employee options					7,583	$8	$51,888			$51,896
Stock issued for convertible debt					1,919,492	$1,919	$2,989,488			$2,991,407
Stock issued for services					57,661	$58	$169,242			$169,300
Stock issued for acquisition					317,460	$317	$999,683			$1,000,000
Net income								$4,994,045		$4,994,045
Balance at September 30, 2016	1,000,000	$1,000	-	$-	9,460,283	$9,460	$5,230,745	$11,424,900	$(974,147)	$15,691,958
Foreign currency translations									$840,655	$840,655
Stock issued for employee options					37,500	$38	$67,462			$67,500
Stock issued for convertible debt					1,237,105	$1,237	$3,690,391			$3,691,628
Stock issued for services					33,074	$33	$108,585			$108,618
Stock repurchased and retired					(363,528)	$(364)	$(1,344,230)			$(1,344,594)
Preferred stock purchased during rights offering			1,736,858	$1,737			$16,073,525			$16,075,262
Dividends paid			86,793	$87			$867,846	$(1,396,570)		$(528,637)
Net income								$4,389,915		$4,389,915
Balance at September 30, 2017	1,000,000	$1,000	1,823,651	$1,824	10,404,434	$10,404	$24,694,324	$14,418,245	$(133,492)	$38,992,305

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$4,389,915	$4,994,045
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,141,610	2,296,010
Deferred revenue	(924,117)	1,126,809
Share-based compensation	67,500	51,896
Shares issued for professional services	108,617	-
Shares issued for acquisition	-	1,000,000
Discounts on convertible debt	-	249,000
Interest expense on convertible debt	163,628	138,907
Deferred taxes	(539,999)	102,000
Goodwill	-	4,633
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(833,436)	(90,032)
Accounts receivable	(1,892,412)	(5,585,686)
Inventory	(3,200,255)	764,640
Prepaid expenses and other assets	754,540	2,342,744
Others	228,457	(170,926)
Accounts payable	(788,306)	1,376,793
Credit card payable	(129,058)	66,891
Sales tax payable	287,425	85,312
Revolving line of credit	1,011,305	(6,116,739)
Accrued expenses	(1,248,763)	4,297,221
Income taxes payable	511,076	961,693
Net cash provided by operating activities	1,107,727	7,895,211

Cash Flows from Investing Activities
Purchase of property and equipment	(5,677,666)	(663,834)
Gain on disposal of property and equipment	65,633	-
Investment in subsidiary, net of cash received	-	(16,482,882)
Purchase and retirement of common stock	(1,344,594)	-
Net cash provided by (used by) investing activities	(6,956,627)	(17,146,716)

Cash Flows from Financing Activities
Proceeds from notes payable	-	2,217,936
Payments on notes payable	(980,958)	(486,125)
Proceeds/(payments) on affiliated loan	(259,474)	3,480,252
Proceeds from bank loans	-	5,176,262
Payments on bank loans	(801,997)	(1,655,536)
Proceeds from convertible notes	-	5,077,500
Net proceeds from subscription rights offering	12,817,302	-
Dividends paid	(528,637)	-
Net cash provided by (used by) financing activities	10,246,236	13,810,289

Net increase (decrease) in cash	4,397,336	4,558,784
Cash beginning of period	6,045,521	1,486,737
Cash end of period	$10,442,857	$6,045,521

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$920,918	$312,286

Cash paid during the period for income taxes	$73,921	$5,032

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

The Company was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small emissions monitoring instruments company into a diversified global technology leader that provides innovative solutions to meet today’s industrial and manufacturing challenges. The Company offers manufacturing services of advanced electronic system assemblies, provides broad-based industrial services, and provides industrial air filtration & environmental control equipment and systems globally. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

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

Cemtrex’s EMS segment works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long-term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

Using our manufacturing capabilities, we provide our customers with advanced product assembly and system level integration combined with test services to meet the highest standards of quality. Through our agile manufacturing environment, we can deliver low and medium volume and mix services to our clients. Additionally, we design, develop, and manufacture various interconnects and cable assemblies that often are sold in conjunction with our PCBAs to enhance our value to our customers. The Company also provides engineering services from new product introductions and prototyping, related testing equipment, to product redesigns.

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

In July 2017, the Company set up a subsidiary named Cemtrex Advanced Technologies Inc. to leverage its existing design and engineering experience by directly developing and manufacturing its own proprietary advanced electronic products and for third parties for IoT applications. The Company plans to pursue collaborative partnerships with OEMs that are looking to incorporate intelligence and connectivity into their everyday products such as: furniture, consumer wearables, industrial safety wearables, and other enterprise and consumer devices. Cemtrex will look to focus on developing systems, hardware and software solutions for both consumer, business and industrial applications.

Industrial Products & Services (IPS)

Cemtrex, through its Industrial Products and Services segment, offers single-source services for in plant equipment erection, relocation, and maintenance. The segment also sells a complete line of air filtration and environmental control products to a wide variety of industrial customers worldwide.

The Company through its Advanced Industrial Services (“AIS”) brand offers one-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We  are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

The Company, under the Griffin Filters brand, provides a complete line of air filtration and environmental control equipment to industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide. This equipment is used to: (i) remove dust, corrosive fumes, mists, submicron particles and particulate from industrial exhausts and boilers; (ii) clean acid gases such as sulfur dioxide, hydrogen chloride, and organics from industrial exhaust stacks prior to discharging to the atmosphere; and (iii) control emissions of coal, dust, sawdust, phosphates, fly ash, cement, carbon black, soda ash, silica, and similar substances from construction facilities, mining operations and dryer exhausts.

Acquisitions

On December 15, 2015, the Company acquired Advanced Industrial Services Inc. and its affiliate subsidiary company based in York, Pennsylvania for a purchase price of approximately $7,500,000, and acquisition related expenses of $476,340. The purchase price consisted of $5,000,000 in cash, $1,500,000 in a seller’s note, and $1,000,000 in the form of 315,458 shares of Cemtrex restricted Common Stock. AIS averaged approximately $23 million in annual revenue and $2.4 million in annual normalized EBITDA over the two calendar years 2013 and 2014. We worked with a local bank to finance the $5.25 million self-amortizing, seven (7) year term loan and $3.5 million working capital credit line for the transaction. The loans carry annual interest rates of 30 day LIBOR plus 2.25 and 2.0 respectively. The seller’s note is for 3 years at 6% (see NOTE 13).

On May 31, 2016, the Company acquired a machinery & equipment business, an electronics manufacturing business and a logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience. The Periscope acquisition was completed through use of $4,902,670 of cash, $717,936 in a Seller note and $3,298,600 in proceeds from the issuance of a related party. (see NOTE 13 ).

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

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Advanced Technologies Inc., Cemtrex Ltd., ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH, ROB Cemtrex Logistics GmbH, and Advanced Industrial Services, Inc. All significant intercompany balances and transactions have been eliminated.

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

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost-effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

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

The Company has $298,708 and $121,650 allowance for doubtful accounts at September 30, 2017 and 2016, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2017 or 2016.

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

There was $411,101 and 970,763 in inventory obsolescence at September 30, 2017 and 2016, respectively.

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

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). Pursuant to Paragraph 840-10-25-1 A lessee and a lessor shall consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception under the guidance in the Lessees Subsection of this Section (for the lessee) and the Lessors Subsection of this Section (for the lessor): a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor. In accordance with paragraphs 840-10- 25-29 and 840-10-25-30, if at its inception a lease meets any of the four lease classification criteria in Paragraph 840-10-25-1, the lease shall be classified by the lessee as a capital lease; and if none of the four criteria in Paragraph 840-10-25-1 are met, the lease shall be classified by the lessee as an operating lease. Pursuant to Paragraph 840-10- 25-31 a lessee shall compute the present value of the minimum lease payments using the lessee’s incremental borrowing rate unless both of the following conditions are met, in which circumstance the lessee shall use the implicit rate: a.) It is practicable for the lessee to learn the implicit rate computed by the lessor. b.) The implicit rate computed by the lessor is less than the lessee’s incremental borrowing rate. Capital lease assets are depreciated on a straight-line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended September 30, 2017 or 2016.

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

There were 162,358  and 139,987 potentially dilutive common shares outstanding for the fiscal years ended September 30, 2017 and 2016, respectively.

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2017 and September 30, 2016, comprehensive income includes a gain of $840,655 and a loss of $974,147, respectively, which were entirely from foreign currency translation.

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

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company expects to adopt this standard in its fiscal year ending September 30, 2019 and does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this standard in its fiscal year ending September 30, 2021 and does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects to adopt this standard in its fiscal year ending September 30, 2019 and does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). The new guidance clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. ASU 2017-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this standard in its fiscal year ending September 30, 2019 and does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company expects to adopt this standard in its fiscal year ending September 30, 2020 and does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

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

The following tables summarize the Company’s segment information:

	As of or for the twelve months ended September 30, 2017
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$56,569,266	$64,058,934	$120,628,200
Total assets	$39,115,299	$31,066,074	$70,181,373
Accounts receivable, net	$11,402,374	$4,058,765	$15,461,139
Other assets	$293,995	$17,612	$311,607

	As of or for the twelve months ended September 30, 2016
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$49,244,011	$44,460,549	$93,704,560
Total assets	$23,890,455	$32,143,054	$56,033,509
Accounts receivable, net	$8,193,982	$5,374,745	$13,568,727
Other assets	$477,456	$62,608	$540,064

The Company generates revenue from product sales and services from its subsidiaries located in the United States, Germany, Romania and Hong Kong. Revenue information for the Company is as follows:

	Year ended September 30,
	2017	2016
United States	$31,345,296	$21,692,736
Non-U.S. Locations	89,282,904	72,011,824
	$120,628,200	$93,704,560

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The following tables present information about the Company’s assets measured at fair value as of September 30, 2017 and September 30, 2016:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2017
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Observable	Balance
	Identical Assets	Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2016
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,531,895 as of September 30, 2017. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $79,569 as of September 30, 2017.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30, 2017	September 30, 2016
Accounts receivable	$15,759,847	$13,690,377
Allowance for doubtful accounts	(298,708)	(121,650)
	$15,461,139	$13,568,727

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30, 2017	September 30, 2016
Raw materials	$10,653,963	$9,636,142
Work in progress	2,600,229	2,554,025
Finished goods	4,428,791	2,852,223
	17,682,983	15,042,390

Less: Allowance for inventory obsolescence	(411,101)	$(970,763)
Inventory –net of allowance for inventory obsolescence	$17,271,882	$14,071,627

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30, 2017	September 30, 2016
Land	$1,241,720	$1,193,230
Building	5,229,075	5,019,484
Furniture and office equipment	1,678,936	1,180,963
Computer software	1,723,408	1,377,260
Machinery and equipment	17,176,599	12,718,694
	27,049,738	21,489,631

Less: Accumulated depreciation	(6,931,427)	(3,841,743)
Property and equipment, net	$20,118,311	$17,647,888

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2017. Depreciation and amortization of property and equipment totaled approximately $3,141,610 and $2,298,734 for fiscal years ended September 30, 2017 and 2016, respectively.

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2017, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,310,129 and other current assets of $410,735 and on September 30, 2016 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $3,877,964 and other current assets of $274,049.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2017, the Company had the following unsecured convertible notes, issued on the dates listed, to various unrelated third parties outstanding.

Date	Amount	Maturity period	Interest rate	Conversion price	Conversion period
August 16, 2016	220,000	12 Months	10%	$6.50	6 Months
Total	$220,000

The use of the proceeds from the notes issued was for growth capital and planned acquisitions. Pursuant to the terms of these convertible notes the Company reserved 4,000,000 shares (post reverse split basis) representing approximately three times the actual shares that would be issued upon conversion of all the notes.

For the twelve months ended September 30, 2017, 1,237,105 shares of the Company’s common stock were issued to satisfy $3,528,000 of convertible notes payable and interest due on those notes.

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

The following table summarizes the current allocation of the assets acquired and liabilities assumed based on their preliminary estimated fair values and current measurement period adjustments as follows:

	As initially reported	Measurement period adjustments	As adjusted
Cash	$112,586	$-	$112,586
Restricted Cash	608,427	-	608,427
Accounts receivable, net	3,211,997	-	3,211,997
Prepaid expenses	551,292	-	551,292
Inventory, net	465,877	-	465,877
Deferred costs	43,208	-	43,208
Property, plant, and equipment, net	6,525,902	126,192	6,652,094
Goodwill	-	2,477,818	2,477,818
Other	121,000	-	121,000
Total Liabilities	(4,140,289)	(2,427,748)	(6,568,037)
Net assets acquired	$7,500,000	$176,262	$7,676,262

The following supplemental pro forma information presents the financial results as if the acquisition of AIS had occurred October 1, 2015:

	For the twelve months ended
	September 30,
	2017	2016

Revenues	$120,628,200	$61,689,300

Net income	$1,431,040	$2,574,744

Income (Loss) Per Share-Basic	$0.32	$0.30

Income (Loss) Per Share-Diluted	$0.31	$0.30

Periscope, GmbH

On May 31, 2016, we acquired machinery & equipment, electronics manufacturing business and logistics business from a German company, Periscope, GmbH (“Periscope”) and placed them in three newly formed entities: ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH and ROB Cemtrex Logistics GmbH respectively. Periscope’s electronic manufacturing business deals primarily with the major German automotive manufacturers, including Tier 1 suppliers in the industry, as well as for industries like telecommunications, industrial goods, luxury consumer products, display technology, and other industrial OEMs. Periscope had more than 35 years of industrial operating experience.

The acquisition date fair value of the total purchase was approximately $8.9 million, which was provided as follows;

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Prepaid expenses	$3,373,063
Inventory, net	8,000,874
Property, plant, and equipment, net	4,485,448
Total Liabilities	(6,940,179)
Net assets acquired	$8,919,206

The following supplemental pro forma information presents the financial results as if the acquisition of Periscope had occurred October 1, 2015:

	For the twelve months ended
	September 30.
	2017	2016

Revenues	$120,628,200	$121,850,369

Net income	$4,389,915	$5,132,306

Income (Loss) Per Share-Basic	$0.32	$0.61

Income (Loss) Per Share-Diluted	$0.31	$0.60

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company had notes payable to Ducon Technologies Inc., totaling $0 and $3,599,307 at September 30, 2017 and September 30, 2016, respectively. These notes were unsecured and carried 5% interest per annum. On February 9, 2017, the outstanding principal and accrued interest owed on the notes payable of $3,339,833 were exchanged for 333,983 shares of the Company’s series 1 preferred stock and 667,967 series 1 warrants.

NOTE 15 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2017, and September 30, 2016, there were 2,822,660 and 1,000,000 shares issued and outstanding, respectively.

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

During the twelve-month periods ended September 30, 2017 and 2016, the Company did not issue any Series A Preferred Stock.

As of September 30, 2017, and September 30, 2016, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

As of September 30, 2017, there were 1,822,660 shares of Series 1 Preferred Stock issued and outstanding.

As of September 30, 2017, $1,200,871 worth of dividends have been paid to holders of Series 1 Preferred Stock.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of September 30, 2017, there were 10,404,434 shares issued and outstanding and at September 30, 2016, there were 9,460,283 shares issued and outstanding.

During the twelve-month period ended September 30, 2017, the Company issued 1,307,679 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $1.70 per share, 50% of the options vest each year and they expire after six years. As of September 30, 2017, none of these options have been exercised.

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, 50% of the options vest each year and they expire after six years. As of September 30, 2017, none of these options have been exercised.

During the fiscal year ended September 30, 2014, the Company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of March 31, 2017, options to purchase 62,500 shares have been exercised and none have expired or have been cancelled.

During the twelve-months ended September 30, 2017 the Company acquired and retired 363,528 shares of its common stock at a cost of $1,344,593 purchased under the share repurchase authorization that Cemtrex’s board of directors approved in 2016 for the repurchase of up to one million outstanding shares over a 12-month period, depending on market conditions.

For the twelve months ended September 30, 2017, 1,237,105 shares of the Company’s common stock were issued to satisfy $3,528,000 of convertible notes payable and interest due on those notes (see NOTE 11).

Subscription Rights Offering

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. On February 2, 2017, Cemtrex, Inc. (the “Company”) completed the final closing of its rights offering. With the final closing, the total subscription proceeds received by the Company in its rights offering and related standby placement amounted to $14,018,750, before payment of the dealer-manager fee and other offering expenses

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Our IPS segment leases (i) approx. 5,000 square feet of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 25,000 square feet of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (iii) approximately 43,000 square feet of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, (iv) approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2018.

Our EMS segment owns a 70,000 square foot manufacturing building in Neulingen. The EMS segment also leases (i) a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 100,000 square feet of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €55,400 which expires on December 31, 2017, (iii) approximately 50,000 square feet of office, warehouse space in Paderborn, Germany at a monthly rental of €22,633 which expires on December 31, 2017.

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

The provision for income taxes is as follows:

	September 30, 2017	September 30, 2016
Current taxes payable
Federal	$(38,059)	$112,088
State	(12,686)	46,363
Foreign	166,393	904,721
Deferred taxes	1,891,000	27,000
Deferred tax valuation allowance	-	-
Total	$2,006,648	$1,090,172

The foreign provision for income taxes is based on foreign pre-tax earnings of $4,653,748, and $5,965,747 in 2017 and 2016, respectively. The Company’s consolidated financial statements provide for any related tax liability on undistributed earnings that the Company does not intend to be indefinitely reinvested outside the U.S. Substantially all of the Company’s undistributed international earnings intended to be indefinitely reinvested in operations outside the U.S.

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2017	September 30, 2016
U.S. statutory rate	34.00%	34.00%
State income taxes (net of federal benefit)	9%	9%
Permanent differences	0.29%	1.77%
Foreign	-40.72%	-27.29%
Benefit of net operating loss carry-forward	0.00	0.00
Effective rate	2.57%	0.03%

At September 30, 2017 and 2016, the Company has no net operating loss carryovers.

NOTE 18– SUBSEQUENT EVENTS

Cemtrex evaluated subsequent events from September 30, 2017 through December 13, 2017, the date the consolidated financial statements were issued. Cemtrex concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

