Form 10-K/A
period 2017-09-30
CEMTREX INC
filed 2018-01-29
CIK 1435064

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Yes[X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240. 12b-2 of this chapter).

[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

As of March 31, 2017, the number of the registrant’s common stock held by non-affiliates of the registrant was 5,246,242 and the aggregate market value $18,519,234 based on the average bid and asked price of $3.53 on March 31, 2017.

As of January 26, 2018, the registrant had 10,553,522 shares of common stock outstanding.

Explanatory Note

Cemtrex, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended September 30, 2017, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

Except as described above, no other amendments are being made to this Report. This Form 10-K/A does not reflect events occurring after the December 13, 2017 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

As of January 26, 2018, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	31	Chairman of the Board of Directors,President,
19 Engineers Lane		Chief Executive Officer, & Director
Farmingdale, New York 11735

Aron Govil	60	Executive Director
19 Engineers Lane
Farmingdale, New York 11735

Renato Dela Rama	69	Vice President of Finance
19 Engineers Lane
Farmingdale, New York 11735

Raju Panjwani	60	Director
19 Engineers Lane
Farmingdale, New York 11735

Sunny Patel	31	Director
19 Engineers Lane
Farmingdale, New York 11735

Shamik Shah	32	Director
19 Engineers Lane
Farmingdale, New York 11735

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of the Company’s directors:

Saagar Govil is the Company’s Chairman since June 2014, and the Chief Executive Officer and President since December 2011. He has been working at Cemtrex since 2008, initially as a field engineer, subsequently moving into sales and management roles as Vice President of Operations. Saagar was recently recognized as a Forbes’ 30 Under 30 in 2016, Business Insiders #17 on Top 100 of Silicon Alley in 2015, and Top 40 Under 40 by Stony Brook University in 2014. Saagar Govil has a B.E. in Materials Engineering from Stony Brook University, N.Y. Saagar Govil is the son of Arun Govil. Mr. Govil’s experience and deep understanding of the operations of the Company allow him to make valuable contributions to the Board.

Renato Dela Rama has been our Vice President of Finance since December 2004. Mr. Dela Rama also works as an accountant for Ducon Technologies Inc. since 2004. Prior to that, he worked in various accounting and financial management positions. Mr. Dela Rama holds a B.S. degree in accounting.

Aron Govil is the Executive Director and has been with the Company since December 2004. In June 2014, Mr. Govil resigned as Chairman of the Company to devote more time to ventures outside of Cemtrex. Mr. Govil is also President of Ducon Technologies Inc., a privately held company engaged in engineering and construction business since 1996. Prior to 1996, Mr. Govil worked at various management and technical positions in the environmental and energy industries. Mr. Govil holds a B.E. degree in Chemical Engineering and a M.B.A. in Finance. He is also a licensed Professional Engineer in New York State and New Jersey. Mr. Govil’s experience and deep understanding of the operations of the Company allow him to make valuable contributions to the Board.

Raju Panjwani was appointed to the Board on April 22, 2015. He is an accomplished executive with over 35 years of experience, including 20 years on Wall Street, and 20 years as an entrepreneur and business builder. Raju was a Managing Director with Morgan Stanley, where he spent 18 years in several senior roles in risk management, audit, strategy and being the Chief Operating Officer and Country Head for the Firm’s India office. Since leaving Morgan Stanley in 2005, Mr. Panjwani has considerable experience in emerging Asian markets, with a reputation built on focused execution, high integrity and strong relationships. He has worked with many companies in the United States and India and negotiated complex joint ventures, mergers & acquisitions, and capital raises, particularly within the technology sector. Mr. Panjwani is a CPA in New York State and spent several years with Price Waterhouse and other accounting firms prior to joining Morgan Stanley. Mr. Panjwani’s accounting background and extensive knowledge of finance and commerce allow him to make valuable contributions to the Board.

Sunny Patel was appointed to the Board on April 22, 2015 and presently serves as a manager for Three Point Capital, a premier specialty finance company. He has vast experience in loan origination and creative financing vehicles for growth companies and project financing. Before joining Three Point in 2010, Mr. Patel was an equity derivatives trader at Group 1 Trading for several years. Mr. Patel is an activist investor who focuses on emerging growth companies with strong fundamentals. Mr. Patel a is CFA Level 3 candidate and graduated Cum Laude from New York University’s Stern School of Business. Mr. Patel’s extensive knowledge of finance allows him to make valuable contributions to the Board.

Shamik Shah was appointed to the Board on May 12, 2015 and is currently a Derivatives Trader with Chicago Trading Company (“CTC”), specializing in Natural Gas futures and options. He has vast experience in various trading strategies, energy markets, electronic trading, and market making. Prior to working with CTC, he worked for a fund of funds at Rothschild providing analytics, research, and due diligence in hedge funds across multiple strategies. Mr. Shah studied Finance and International Business at New York University’s Stern School of Business. Mr. Shah’s extensive knowledge of finance allows him to make valuable contributions to the Board.

None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Meetings of the Board of Directors

During the fiscal year ended September 30, 2017 (“Fiscal 2017”), the Board of Directors held four meetings. No Director attended less than 75% of the aggregate of the total number of meetings of the Board of Directors.

Committees of the Board

Our Board of Directors currently has one standing committee: The Audit Committee.

Compensation Committee

As a “Controlled Company” as such term is defined under NASDAQ Listing Rule 5615, the Company is not required to have a Compensation Committee.

Audit Committee

The Audit Committee, which has been established in accordance with requirements of Section 3(a)(58)(A) of the Exchange Act, is comprised of the following independent directors: Sunny Patel (Chair), Raju Panjwani and Shamik Shah. The Board of Directors has determined that each member of the Audit Committee: (i) is independent, (ii) meets the financial literacy requirements of the Nasdaq Rules, and (iii) meets the enhanced independence standards established by the SEC. In addition, the Board has determined that Mr. Patel qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC.

The Audit Committee is primarily concerned with the integrity of our financial statements, the independence, qualifications and performance of our independent registered public accounting firm, and our compliance with legal requirements. The Audit Committee operates under a written charter approved by the Board of Directors and the Audit Committee that reflects standards and requirements adopted by the SEC and NASDAQ.

As indicated in its charter, the Audit Committee’s duties include selecting and engaging our independent registered public accounting firm; reviewing the scope of the audit to be conducted by our independent registered public accounting firm; overseeing our independent registered public accounting firm and reviewing the results of its audit; reviewing our financial reporting processes, including the accounting principles and practices followed and the financial information provided to shareholders and others; overseeing our internal control over financial reporting and disclosure controls and procedures; and serving as our legal compliance committee.

Nomination of Directors

The Company does not currently have a standing nominating committee or a formal nominating committee charter. As a “Controlled Company” as such term is defined by NASDAQ Listing Rule 5615 the Company is not required to have a Nominating Committee. Currently, the independent members of the Board (Messrs. Panjwani, Patel and Shah), rather than a nominating committee, approve or recommend to the full Board those persons to be nominated. The Board believes that the current method of nominating directors is appropriate because it allows each independent board member input into the nomination process and does not unnecessarily restrict the input that might be provided from an independent director who could be excluded from a committee. Currently, three of the five Directors are independent. Furthermore, the Board has adopted by resolution a director nomination policy. The purpose of the policy is to describe the process by which candidates for inclusion in the Company’s recommended slate of director nominees are selected. The director nomination policy is administered by the Board. Many of the benefits that would otherwise come from a written committee charter are provided by this policy.

In the ordinary course, absent special circumstances or a change in the criteria for Board membership, the incumbent directors who continue to be qualified for Board service and are willing to continue as directors are re-nominated. If the Board thinks it is in the best interest of the Company to nominate a new individual for director in connection with an annual meeting of shareholders, or if a vacancy occurs between annual shareholder meetings, the Board will seek potential candidates for Board appointments who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, senior management of the Company and, if deemed appropriate, a third-party search firm.

Candidates for Board membership must possess the background, skills and expertise to make significant contributions to the Board, to the Company and its shareholders. Desired qualities to be considered include substantial experience in business or administrative activities; breadth of knowledge about issues affecting the Company; and ability and willingness to contribute special competencies to Board activities.

The Board of Directors intends to review the director nomination policy from time to time to consider whether modifications to the policy may be advisable as the Company’s needs and circumstances evolve, and as applicable legal or listing standards change. The Board may amend the director nomination policy at any time.

The Board will consider director candidates recommended by shareholders and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources, as described above. Recommendations must be in writing and mailed to Cemtrex, Inc., 19 Engineers Lane, Farmingdale, New York 11735, Attention: Corporate Secretary, and include all information regarding the candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules promulgated by the SEC if the candidate were nominated by the Board of Directors (including such candidate’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected). The shareholder giving notice must provide (i) his or her name and address, as they appear on the Company’s books, and (ii) the number of shares of the Company which are beneficially owned by such shareholder. The Company may require any proposed nominee to furnish such other information it may require to be set forth in a shareholder’s notice of nomination which pertains to the nominee.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other compensation for services rendered as a director.

Insider Trading Policy

We recognize that the Company’s executive officers and directors may sell shares from time to time in the open market to realize value to meet financial needs and diversify their holdings, particularly in connection with exercises of stock options. All such transactions are required to comply with the Company’s insider trading policy.

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended September 30, 2017 all Reporting Persons timely complied with all applicable filing requirements.

Communications with Directors

Shareholders, associates of the Company and other interested parties may communicate directly with the Board of Directors, with the non-management Directors or with a specific Board member, by writing to the Board (or the non-management Directors or a specific Board member) and delivering the communication in person or mailing it to: Board of Directors, Privileged & Confidential, c/o Renato Dela Rama, Vice President of Finance, Cemtrex, Inc., 19 Engineers Lane, Farmingdale, New York 11735. Correspondence will be discussed at the next scheduled meeting of the Board of Directors, or as indicated by the urgency of the matter. From time to time, the Board of Directors may change the process by which shareholders may communicate with the Board of Directors or its members. Any changes in this process will be posted on the Company’s website or otherwise publicly disclosed.

Corporate Governance

The Company has an ongoing commitment to good governance and business practices. In furtherance of this commitment, we regularly monitor, and are briefed by outside counsel on, developments in the area of corporate governance and securities law and review our policies and procedures in light of such developments. We comply with the rules and regulations promulgated by the SEC and implement other corporate governance practices we believe are in the best interests of the Company and the shareholders.

Code of Ethics

We have adopted a code of ethics as of June 28, 2016 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees. Our standards are in writing and are posted on our website. The following is a summation of the key points of the Code of Ethics we adopted:

Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

Full compliance with applicable government laws, rules and regulations;

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

Accountability for adherence to the code.

Board Leadership and Structure

Saagar Govil, our Chief Executive Officer, also serves as Chairman of the Board of Directors. The Board believes that the Company and its shareholders are best served by having the Chief Executive Officer also serve as Chairman of the Board. The Board also believes that this structure is appropriate in light of the size of our Company and corresponding size of our Board and the complexity of our business. We believe that Mr. Govil is best positioned to develop agendas that ensure that our Board’s time and attention are focused on the matters that are most critical to us.

ITEM 11. EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Renato Dela Rama, the Vice President of Finance. As of January 26, 2018, Saagar Govil is currently earning compensation from the Company. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2016, and 2017 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $150.000.

				OPTION
PRINCIPAL AND POSITION	YEAR	SALARY	BONUS	AWARDS		OTHER

Saagar Govil	2016	$150,000	$-	$340,000.00	(1)	$-
Chairman (as of June 2014),	2017	$250,000	$-	$848,000.00	(1)	$-
Chief Executive Officer, and President

Renato Dela Rama (2)	2016	$40,000	$-	$-		$-
Vice President of Finance	2017	$72,782	$-	$-		$-

(1)	Represents the aggregate amount of the fair value of stock option awards on the grant date calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASBASC Topic 718”), rather than actual amounts to be realized by the named executive officer and disregarding any forfeitures based upon exercise price.

(2)	Mr. Dela Rama was employed by Ducon Technologies, Inc. an entity owned by Aron Govil, Executive Director of the Company. In the fiscal year ended September 30, 2016, Mr. Dela Rama received compensation of $60,000 Ducon Technologies Inc.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, 50% of the options vest each year and they expire after six years.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None

EMPLOYMENT AGREEMENTS

Each of Saagar Govil and Renato Dela Rama are employees “at will” and the Company does not have employment agreements with them.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2017:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	200,000	$1.70	2/12/2022
Saagar Govil	200,000	$4.24	12/5/2022
Renato Dela Rama	0

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other compensation for services rendered as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of January 26, 2018 by:

all persons who are beneficial owners of five percent (5%) or more of our common stock;

each of our directors;

each of our executive officers; and

all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

As of January 26, 2018, 10,553,522 shares of Common Stock were issued and outstanding. In addition, there were 1,000,000 shares of Series A Preferred Stock outstanding which are entitled to vote 10,659,057 shares in the aggregate, all of which is held by Aron Govil and 1,822,660 shares of Series 1 Preferred Stock outstanding which are entitled to vote 3,645,320 shares in the aggregate. Accordingly, a total of 24,857,899 shares may be voted at the Annual Meeting.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of January 26, 2018 are deemed outstanding. Such shares, however, are not deemed as of January 26, 2018 outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Title	Amount Owned		Percentage of Issued Common Stock (1)	Percentage of voting stock (2)

Common Stock	Aron Govil	Executive Director	3,080,000		29%	12.4%
	19 Engineers Lane
	Farmingdale, NY 11735

Preferred Stock	Aron Govil	Executive Director	1,000,000	(3)	—	42.9%
(Series A)	19 Engineers Lane		(10,096,582
	Farmingdale, NY 11735		voting shares)

Common Stock	Saagar Govil	Chairman of the Board,	1,583,105		15%	6.4%
	19 Engineers Lane	Chief Executive Officer,
	Farmingdale, NY 11735	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	8,750		—	*
(Series 1)	19 Engineers Lane	Chief Executive Officer,
	Farmingdale, NY 11735	and President

Common Stock	Renato Dela Rama	Vice President of Finance,	46,834		*	*
	19 Engineers Lane	Secretary
	Farmingdale, NY 11735

Common Stock	Sunny Patel	Director	6,722		*	*
	19 Engineers Lane
	Farmingdale, NY 11735

Common Stock	Shamik Shah	Director	5,417		*	*
	19 Engineers Lane
	Farmingdale, NY 11735
		All directors and executive officers
		as a group (5 persons)	5,730,828	(4)	45%	61.9%

* Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 10,553,522 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 10,553,522 shares of our Common Stock outstanding, the 10,659,057 votes that the Series A Preferred Stock is entitled to vote, and the 3,645,320 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	The Series A Preferred Stock was issued by the Company to Aron Govil, the Company’s Executive Director, in conjunction with the settlement of the debenture issued as consideration for the purchase of Griffin Filters, Inc. in 2009. Pursuant to the Certificate of Designation of the Series A Preferred Stock, each issued and outstanding share of Series A Preferred Stock is entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. The shares of Series A Preferred Stock held by Aron Govil represent 100% of the total Series A Preferred Stock issued and outstanding.

(4)	Consists of actual amount of Common Stock and Series A and Series 1 Preferred Stock owned.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of September 30, 2017 regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders		$-
Not approved by security holders	437,997	$2.87	0

See more detailed information regarding our equity compensation plans in Note 15 in the Notes to Consolidated Financial Statements in our 2017 Form 10-K, filed on December 13, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Director Independence

The Board of Directors has determined that each of Messrs. Panjwani, Patel and Shah are independent in accordance with NASDAQ rules. To determine independence, the Board of Directors adopted and applied the categorical standards of independence included in NASDAQ Listing Rule 5605(a)(2), which include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company.

Risk Oversight

The Board oversees Company functions in an effort to assure that Company assets are properly safeguarded, that appropriate financial and other controls are maintained, and that the Company’s business is conducted prudently and in compliance with applicable laws, regulations and ethical standards.

While the Board is responsible for risk oversight, Company management is responsible for managing risk. The Company has a robust internal process and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board monitors and evaluates the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board and individual Directors on the significant risks identified and how they are being managed. Directors are free to, and often do, communicate directly with senior management.

Transactions with Related Persons

Ducon Technologies, Inc. is owned by Aron Govil, the Executive Director of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2017 and September 30, 2016 by Bharat Parikh, the Company’s independent auditor for the fiscal years ended September 30, 2017 and 2016:

	2016	2017
Audit Fees	$21,750	$25,000
Audit-Related Fees	-	-
Tax Fees	13,500	-
Other Fees	11,500	-
Totals	$46,750	$25,000

The Company’s subsidiary Advanced Industrial Systems was audited by Stambaugh Ness P.C., as per loan covenants of Fulton Bank for fiscal year 2017 and the Company incurred audit fees of $27,500. The Company’s subsidiary ROB Cemtrex GmbH was audited by Dhmp GmbH & Co as per loan covenants of Sparkasse Bank for fiscal year 2017 and company incurred audit fees of $30,250.

For the fiscal year ended September 30, 2017, the company incurred fees for tax services of $26,500, provided by Wiss and Company.

Pre-Approval Policies and Procedures

The Company’s Audit Committee must provide advance approval for all audit and non-audit services, other than de minimis non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Bharat Parikh in fiscal year 2017.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement regarding the assets of ROB Holding AG, ROB Electronic GmbH, ROB Connect GmbH, and ROB Engineering dated September 10, 2013. (5)
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(12)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (15)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.(1)
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC.(1)
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex, Inc.(1)
10.4	Agreement and Assignment of Membership Interests between Aron Govil and Cemtrex, Inc.(1)
10.5	8.0% Convertible Subordinated Debenture.(1)
10.6	Letter Agreement by and between Cemtrex, Inc. and Arun Govil, dated September 8, 2009.(2)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Nonstatutory Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1,2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
14.1	Corporate Code of Business Ethics.(4)
21.1	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Letter from Bharat Parikh & Associates regarding securities class action complaints. (16)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

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

(16) Incorporated by reference from Form 10-K filed on December 13, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

January 29, 2018	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 29, 2018	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 29, 2018	By:	/s/ Renato Dela Rama .
Renato Dela Rama,
Vice President of Finance (Principal Financial and Accounting Officer)

January 29, 2018	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

January 29, 2018	By:	/s/ Sunny Patel
Sunny Patel,
Director

January 29, 2018	By:	/s/ Shamik Shah
Shamik Shah,
Director

January 29, 2018	By:	/s/ Aron Govil .
Aron Govil,
Executive Director