Form 10-Q
period 2017-12-31
CEMTREX INC
filed 2018-02-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2017

OR

 \

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

As of February 7, 2018, the issuer had 10,553,522 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2017	September 30, 2017
Assets
Current assets
Cash and equivalents	$12,416,993	$10,442,857
Restricted Cash	1,582,345	1,531,895
Accounts receivable, net	17,840,344	15,461,139
Inventory, net	12,850,015	17,271,882
Prepaid expenses and other current assets	2,503,311	1,720,864
Total current assets	47,193,008	46,428,637

Property and equipment, net	22,384,454	20,118,311
Goodwill	3,322,818	3,322,818
Other assets	400,874	311,607
Total Assets	$73,301,155	$70,181,373

Liabilities & Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$7,604,475	$6,945,153
Credit card payable	132,437	165,111
Sales tax payable	723,894	550,532
Revolving line of credit	3,992,282	4,466,218
Accrued expenses	3,045,079	3,614,415
Deferred revenue	484,005	463,022
Accrued income taxes	1,496,379	1,553,665
Convertible notes payable	-	220,000
Current portion of long-term liabilities	2,090,821	2,084,084
Total current liabilities	19,569,372	20,062,200

Long-term liabilities
Loans payable to bank	4,917,939	5,175,276
Notes payable	2,396,223	241,200
Mortgage payable	3,842,136	3,819,392
Total long-term liabilities	11,156,298	9,235,868
Deferred tax liabilities	1,891,000	1,891,000
Total liabilities	32,616,670	31,189,068

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,Series A, 1,000,000 shares authorized, issued and outstanding at December 31, 2017 and September 30, 2017	1,000	1,000
Series 1, 3,000,000 shares authorized, 1,822,660 shares issued and outstanding as of December 31, 2017 and September 30, 2017	1,823	1,823
Common stock, $0.001 par value, 20,000,000 shares authorized, 10,553,522 shares issued and outstanding at December 31, 2017 and 10,404,434 shares issued and outstanding at September 30, 2017	10,553	10,404
Additional paid-in capital	25,023,320	24,694,325
Retained earnings	15,150,236	14,418,245
Accumulated other comprehensive income/(loss)	497,553	(133,492)
Total shareholders' equity	40,684,485	38,992,305
Total liabilities and shareholders' equity	$73,301,155	$70,181,373

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended
	December 31,
	2017	2016
Revenues
Industrial Products & Services Revenue	$11,938,799	$13,241,042
Electronics Manufacturing Services Revenue	20,443,101	16,156,215
Total revenues	32,381,900	29,397,257

Cost of revenues
Cost of Sales, Industrial Products & Services	8,669,453	9,602,367
Cost of Sales, Electronics Manufacturing Services	13,187,955	10,096,806
Total cost of revenues	21,857,408	19,699,173
Gross profit	10,524,492	9,698,084

Operating expenses
General and administrative	9,507,584	7,712,510
Research and development	149,217	-
Total operating expenses	9,656,801	7,712,510
Operating income	867,691	1,985,574

Other income (expense)
Other Income (expense)	291,767	58,204
Interest Expense	(368,461)	(397,098)
Total other income (expense)	(76,694)	(338,894)

Net income before income taxes	790,997	1,646,680

Provision for income taxes	59,006	240,987
Net income	731,991	1,405,693

Preferred dividends paid	-	-
Net income available to common shareholders	731,991	1,405,693

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	631,045	(289,754)
Comprehensive income available to common shareholders	$1,363,036	$1,115,939

Income Per Common Share-Basic	$0.07	$0.14
Income Per Common Share-Diluted	$0.07	$0.14

Weighted Average Number of Common Shares-Basic	10,486,770	9,724,558
Weighted Average Number of Common Shares-Diluted	10,644,723	9,786,536

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
Cash Flows from Operating Activities	2017	2016

Net income	$731,991	$1,405,693
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	841,855	633,513
Deferred revenue	20,983	(1,053,719)
Change in allowance for inventory obsolescence	623,775	-
Interest expense on convertible debt	109,144	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(50,450)	(282,314)
Accounts receivable	(2,379,205)	1,430,705
Inventory	3,798,092	1,270,022
Prepaid expenses and other assets	(782,447)	(739,271)
Others	(89,268)	336,955
Accounts payable	659,322	(2,173,681)
Credit card payable	(32,674)	(42,685)
Sales tax payable	173,362	(192,725)
Revolving line of credit	(473,936)	(320,138)
Accrued expenses	(569,336)	(161,987)
Income taxes payable	(57,286)	87,854
Net cash provided by operating activities	2,523,922	279,982

Cash Flows from Investing Activities
Purchase of property and equipment	(2,344,266)	(200,291)
Gain on disposal of property and equipment	-	384,073
Net cash provided by (used by) investing activities	(2,344,266)	183,782

Cash Flows from Financing Activities
Proceeds from notes payable	2,300,000	-
Payments on notes payable	(144,977)	(578,483)
Proceeds/(payments) on affiliated loan	-	(102,732)
Payments on bank loans	(360,543)	(774,127)
Net cash provided by (used by) financing activities	1,794,480	(1,455,342)

Net increase (decrease) in cash	1,974,136	(991,578)
Cash beginning of period	10,442,857	6,045,521
Cash end of period	$12,416,993	$5,053,943

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$259,317	$148,249

Cash paid during the period for income taxes	$57,286	$-

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

The Company was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small emissions monitoring Instruments Company into a world leading multi-industry technology company that provides a wide array of solutions to meet today’s consumer, commercial, and industrial challenges. Cemtrex manufactures advanced custom engineered electronics, extensive industrial services, integrated hardware and software solutions, proprietary IoT and wearable devices, and systems for controlling particulates and other regulated pollutants. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

Electronics Manufacturing Services (EMS)

Cemtrex’s Electronics Manufacturing Services (EMS) segment, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Industrial Products & Services (IPS)

Cemtrex’s Industrial Products and Services (IPS) segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. The segment also sells a complete line of air filtration and environmental control products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

Cemtrex works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long-term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

In July 2017, Company set up a subsidiary named Cemtrex Advanced Technologies Inc. to leverage its existing design and engineering experience by directly developing and manufacturing its own proprietary advanced electronic products and for third parties for IoT applications. The Company plans to pursue collaborative partnerships with OEMs that are looking to incorporate intelligence and connectivity into their everyday products such as: furniture, consumer wearables, industrial safety wearables, and other enterprise and consumer devices. Cemtrex will look to focus on developing systems, hardware and software solutions for both consumer, business and industrial applications.

In December 2017, Company set up a subsidiary named Cemtrex Technologies Pvt. Ltd., by acquiring certain fix assets consisting of computers, hardware and proprietary software form a private third party located in Pune, India, to carry out software and prototype development work related to new Virtual & Augmented Reality applications and Smart Technology products to be produced by Cemtrex Advanced Technologies Inc., located in Farmingdale, NY.

The Company completed the consolidation of its German EMS factories into one location in Neulingen, Germany to create economies of scale. The Company lost two customers in Paderborn going into 2018, one as result of consolidation and other due to obsolescene of their product. The Company expects this will reduce its EMS revenues for the next few quarters; however the Company remains optimistic about the long term growth potential of this business across the different markets as it continues to win new business.

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2017 (“2017 Annual Report”) of Cemtrex Inc. (“Cemtrex” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 2 of the notes to the consolidated financial statements included in the Company’s 2017 Annual Report. There have been no changes in the Company’s significant accounting policies subsequent to September 30, 2017.

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

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Advanced Technologies Inc., Cemtrex Technologies Pvt. Ltd., Cemtrex Ltd., ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Automotive GmbH, ROB Cemtrex Logistics GmbH, and Advanced Industrial Services, Inc. All significant intercompany balances and transactions have been eliminated.

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2017, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

NOTE 4 – SEGMENT INFORMATION

The Company reports and evaluates financial information for two segments: Electronics Manufacturing Services (EMS) segment and the Industrial Products and Services (IPS) segment.  The EMS segment provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. The IPS segment offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. The segment also sells a complete line of air filtration and environmental control products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

The following tables summarize the Company’s segment information:

	As of or for the three months ended December 31, 2017
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$11,938,799	$20,443,101	$32,381,900
Total assets	$40,237,288	$33,063,867	$73,301,155
Accounts receivable, net	$11,184,050	$6,656,294	$17,840,344
Other assets	$388,875	$12,000	$400,875

	As of or for the three months ended December 31, 2016
	Industrial Products & Services Segment	Electronics Manufacturing Services Segment	Consolidated

Revenue form external customers	$13,241,042	$16,156,215	$29,397,257
Total assets	$24,529,626	$27,389,159	$51,918,785
Accounts receivable, net	$7,914,733	$4,223,289	$12,138,022
Other assets	$144,350	$58,759	$203,109

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at December 31, 2017 and 2016.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,582,345 as of December 31, 2017. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $90,360 as of December 31, 2017.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	December 31, 2017	September 30, 2017
Accounts receivable	$18,139,052	$15,759,847
Allowance for doubtful accounts	(298,708)	(298,708)
	$17,840,344	$15,461,139

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	December 31, 2017	September 30, 2017
Raw materials	$6,513,566	$10,653,963
Work in progress	1,759,298	2,600,229
Finished goods	5,612,027	4,428,791
	13,884,891	17,682,983

Less: Allowance for inventory obsolescence	(1,034,876)	(411,101)
Inventory –net of allowance for inventory obsolescence	$12,850,015	$17,271,882

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2017	September 30, 2016

Land	$1,268,903	$1,241,720
Building	5,320,265	5,229,075
Furniture and office equipment	1,831,270	1,678,936
Computers and software	2,121,914	1,723,408
Machinery and equipment	17,758,809	17,176,599
	28,301,161	27,049,738

Less: Accumulated depreciation	(7,836,729)	(6,931,427)
Property and equipment, net	$20,464,432	$20,118,311

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2017, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $2,494,275 and other current assets of $9,036. On December 31, 2016 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $2,179,346 and other current assets of $45,200.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2017, the Company has satisfied all outstanding convertible notes payable, to various unrelated third parties.

For the three months ended December 31, 2017, 149,088 shares of the Company’s common stock were issued to satisfy $220,000 of convertible notes payable.

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

On December 15, 2015, the Company obtained a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum and is payable on December 15, 2022.

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

On November 15, 2017, the Company issued a note payable to an unrelated third party, for $2,300,000. This note carries interest of 8% and is due after 18 months.

NOTE 13 – RELATED PARTY TRANSACTIONS

On February 9, 2017, the outstanding principal and accrued interest owed on notes payable to Ducon Technologies Inc., of $3,339,833 were exchanged for 333,983 shares of the Company’s series 1 preferred stock and 667,967 series 1 warrants.

The Company leases its principal office at Farmingdale, New York, 6,000 square feet of office and warehouse/shop space on a month to month lease in a building owned by Aron Govil, Executive Director of the Company, at a monthly rental of $4,000.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of December 31, 2017, and September 30, 2017, there were 2,822,660 shares issued and outstanding.

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

During the three-month periods ended December 31, 2017 and 2016, the Company did not issue any Series A Preferred Stock.

As of December 31, 2017, and September 30, 2017, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

As of December 31, 2017, and September 30, 2017, there were 1,822,660 shares of Series 1 Preferred Stock issued and outstanding.

For the fiscal year ended September 30, 2017, $1,200,871 worth of dividends have been paid to holders of Series 1 Preferred Stock.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of December 31, 2017, there were 10,553,522 shares issued and outstanding and at September 30, 2017, there were 10,404,434 shares issued and outstanding.

During the three-month period ended December 31, 2017, the Company issued 149,088 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $1.70 per share, 50% of the options vest each year and they expire after six years. As of December 31, 2017, none of these options have been exercised.

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, 50% of the options vest each year and they expire after six years. As of December 31, 2017, none of these options have been exercised.

On December 18, 2017, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $2.64 per share, 50% of the options vest each year and they expire after six years. As of December 31, 2017. none of these options have been exercised.

On April 19, 2017 the Company’s Board of Directors declared a cash dividend on common stock to shareholders of record on March 31, 2017.

During the fiscal year ended September 30, 2014, the Company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of December 31, 2017, options to purchase 62,500 shares have been exercised and none have expired or have been cancelled.

During the fiscal year ended September 30, 2017 the Company acquired and retired 363,528 shares of its common stock at a cost of $1,344,593 purchased under the share repurchase authorization that Cemtrex’s board of directors approved in 2016 for the repurchase of up to one million outstanding shares over a 12-month period, depending on market conditions.

For the three months ended December 31, 2017, 149,088 shares of the Company’s common stock have been issued to satisfy $220,000 of convertible notes payable (see NOTE 11).

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Our EMS segment owns a 70,000 square-foot manufacturing building in Neulingen. The EMS segment also leases (i) a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 100,000 square feet of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €55,400 which expires on December 31, 2017, (iii) approximately 50,000 square feet of office, warehouse space in Paderborn, Germany at a monthly rental of €22,633 which expires on December 31, 2017.

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 17 - SUBSEQUENT EVENTS

Cemtrex evaluated subsequent events from December 31, 2017 through February 14, 2018, the date the consolidated financial statements were issued. Centrex concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

General Overview

The Company was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small emissions monitoring Instruments Company into a world leading multi-industry technology company that provides a wide array of solutions to meet today’s consumer, commercial, and industrial challenges. Cemtrex manufactures advanced custom engineered electronics, extensive industrial services, integrated hardware and software solutions, proprietary IoT and wearable devices, and systems for controlling particulates and other regulated pollutants.. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

Electronics Manufacturing Services (EMS)

Cemtrex’s Electronics Manufacturing Services (EMS) segment, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Industrial Products & Services (IPS)

Cemtrex’s Industrial Products and Services (IPS) segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. The segment also sells a complete line of air filtration and environmental control products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

Cemtrex works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long-term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers, and participating in the growth of existing customers.

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

In July 2017, Company set up a subsidiary named Cemtrex Advanced Technologies Inc. to leverage its existing design and engineering experience by directly developing and manufacturing its own proprietary advanced electronic products and for third parties for IoT applications. The Company plans to pursue collaborative partnerships with OEMs that are looking to incorporate intelligence and connectivity into their everyday products such as: furniture, consumer wearables, industrial safety wearables, and other enterprise and consumer devices. Cemtrex will look to focus on developing systems, hardware and software solutions for both consumer, business and industrial applications.

In December 2017, Company set up a subsidiary named Cemtrex Technologies Pvt. Ltd., by acquiring certain fix assets consisting of computers, hardware and proprietary software form a private third party located in Pune, India, to carry out software and prototype development work related to new Virtual & Augmented Reality applications and Smart Technology products to be produced by Cemtrex Advanced Technologies Inc., located in Farmingdale, NY.

The Company completed the consolidation of its two German EMS factories into one location in Neulingen, Germany to create economies of scale. The Company lost two customers in Paderborn going into 2018, one as result of consolidation and other due to obsolescene of their product. The Company expects this will reduce its EMS revenues for the next few quarters; however the Company remains optimistic about the long term growth potential of this business across the different markets as it continues to win new business.

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

Certain of our accounting policies are deemed “critical”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2017.

Results of Operations - For the three months ending December 31, 2017 and 2016

Total revenue for the three months ended December 31, 2017 and 2016 was $32,381,900 and $29,397,257, respectively, an increase of $2,984,643, or 10%. Net income for the three months ended December 31, 2017 and 2016 was $731,991 and $1,405,693, respectively, a decrease of $673,702, or 48%. Total revenue in the first quarter increased, as compared to total revenue in the same period last year, due to higher EMS segment shipments during the current quarter. Net income decreased in the first quarter due to lower IPS segment sales, increased expenses in research and development and increased sales & marketing expenses.

Revenues

Our IPS segment revenues for the three months ended December 31, 2017 decreased by $1,302,243 or 10%, to $11,938,799 from $13,241,042 for the three months ended December 31, 2016. The decrease was primarily due to decreased demand for environmental control products as result of deregulation of emission standards by the current administration.

Our EMS segment revenues for the three months ended December 31, 2017 increased by $4,286,886 or 27% to $20,443,101 from $16,156,215 for the three months ended December 31, 2016. The primary reason for increased sales was due to higher shipments in the current quarter.

Gross Profit

Gross Profit for the three months ended December 31, 2017 was $10,524,492 or 33% of revenues as compared to gross profit of $9,698,084 or 33% of revenues for the three months ended December 31, 2016. Gross profit as a percentage of revenues in the three months ended December 31, 2017 was the same during the respective quarters. The Company’s gross profit margins vary from product to product and from customer to customer.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 increased $1,944,291 or 25% to $9,983,701 from $7,712,510 for the three months ended December 31, 2016. Operating expenses as a percentage of revenue was 30% and 26% of revenues for the three-month periods ended December 31, 2017 and December 31, 2016. The increase in operating expenses as a percentage of revenues and on a dollar basis was due to increased expenses in research and development and sales and marketing activities.

Other Income/(Expense)

Interest and other income/(expense) for the first quarter of fiscal 2018 was $(76,694) as compared to $(338,894) for the first quarter of fiscal 2017. Other income/(Expense) was due primarily to interest expense.

Provision for Income Taxes

During the first quarter of fiscal 2018 we recorded an income tax provision of $59,005 compared to a provision of $240,987 for the first quarter of fiscal 2017. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $731,991 or 2% of revenues, for the three-month period ended December 31, 2017 as compared to net income of $1,405,693 or 5% of revenues, for the three months ended December 31, 2016. Net income in the first quarter decreased, as compared to net income in the same period last year, due to increased expenses in research and development and sales and marketing activities.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $27,623,636 at December 31, 2017 compared to $26,366,437 at September 30, 2017. This includes cash and cash equivalents of $12,416,993 at December 31, 2017 and $10,442,857 at September 30, 2017, respectively. The increase in working capital was primarily due to net increases in our current assets of $761,863 and net decreases in our current liabilities of $495,336.

Accounts receivable increased $2,379,205 or 15% to $17,840,344 at December 31, 2017 from $15,461,139 at September 30, 2017. The increase in accounts receivable is largely attributable to increased sales.

Inventories decreased $4,421,867 or 26% to $12,850,015 at December 31, 2017 from $17,271,882 at September 30, 2017. The decrease in inventories is attributable to an increase to the allowance for inventory obsolescence of $623,775, the execution of in-house orders, and delays in purchases of raw materials during the period.

Operating activities provided $2,523,922 of cash for the three months ended December 31, 2017 compared to providing cash of $279,982 of cash for the three months ended December 31, 2016. The increase in operating cash flows was primarily due to the execution of in-house orders, delayed during the prior period, as compared to the same period a year ago.

Investment activities used $2,344,266 of cash for the three months ended December 31, 2017 compared to providing cash of $183,782 during the three-month period ended December 31, 2016. Investing activities for the first quarter of 2018 were primarily driven by the Company’s investment in fixed assets for Cemtrex Technologies Pvt. Ltd..

Financing activities provided $1,794,480 of cash in the three-month period ended December 31, 2017 as compared to using cash of $1,455,342 in the three-month period ended December 31, 2016. Financing activities were primarily driven by proceeds from the note payable issued for $2,300,000 (See Note 12).

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017 and have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings.

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

The allegations in all four complaints are based on the assertions contained in a blog post published on an internet website that challenged various aspects of the Company’s stock trading and relationships. The Company denies these assertions, and filed a lawsuit seeking damages in the amount of $170 million, against the blogger on March 4, 2017 in the U.S. District Court for the Eastern District of New York. The Company voluntarily dismissed that lawsuit on June 12, 2017, because it was unable to serve the defendant blogger within the required time, but the Company has reserved the right to re-file its claims against him at a later date.

The Company believes the alleged class action and derivative litigations are without merit and intends to defend itself vigorously. The Company has retained Doug Green of Baker Hostetler, a nationally renowned law firm with no previous relationship to the Company, to defend the litigations, and intends to seek dismissal of the litigations at the earliest possible stage. The Company has to wait until the courts decide to consolidate the all actions into a single lawsuit and hence the Company cannot predict the time table of this litigation. Regardless of the merit of the claims, litigation is inherently unpredictable and may be costly, time consuming and disruptive to the Company’s business. Although the Company is covered by insurance against this class action suit, the Company could incur judgments or enter into settlements of claims that could adversely affect its business, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2017, the Company issued an aggregate of 149,088 shares of common stock in exchange for aggregate consideration of $220,000, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement regarding the assets of ROB Holding AG, ROB Electronic GmbH, ROB Connect GmbH, and ROB Engineering dated September 10, 2013. (5)
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(12)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (15)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.(1)
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC.(1)
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex, Inc.(1)
10.4	Agreement and Assignment of Membership Interests between Aron Govil and Cemtrex, Inc.(1)
10.5	8.0% Convertible Subordinated Debenture.(1)
10.6	Letter Agreement by and between Cemtrex, Inc. and Arun Govil, dated September 8, 2009.(2)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Nonstatutory Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1,2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
10.16*	Nonstatutory Stock Option Agreement entered into as of December 18, 2017 between Cemtrex, Inc. and Saagar Govil
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Letter from Bharat Parikh & Associates regarding securities class action complaints. (16)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*              Filed herewith

(1)	Incorporated by reference from Form 10-12G filed on May 22, 2008.
(2)	Incorporated by reference from Form 8-K filed on September 10, 2009.
(3)	Incorporated by reference from Form 8-K filed on August 22, 2016.
(4)	Incorporated by reference from Form 8-K filed on July 1, 2016.
(5)	Incorporated by reference from Form 10-K filed on August 25, 2016.
(6)	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
(7)	Incorporated by reference from Form 8-K/A filed on November 4, 2016.
(8)	Incorporated by reference from Form 8-K/A filed on November 9, 2016.
(9)	Incorporated by reference from Form 10-Q/A filed on November 10, 2016.
(10)	Incorporated by reference from Form 8-K filed on January 24, 2017.
(11)	Incorporated by reference from Form 10-K filed on December 28, 2016.
(12)	Incorporated by reference from Form 8-K filed on February 10, 2017.
(13)	Incorporated by reference from Form 10-Q filed on February 14, 2017.
(14)	Incorporated by reference from Form 10-Q filed on February 14, 2017.
(15)	Incorporated by reference from Form 8-K filed on September 8, 2017.
(16)	Incorporated by reference from Form 10-K filed on December 13, 2017

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: February 14, 2017	By:	/s/Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: February 14, 2017		/s/Renato Dela Rama .
Renato Dela Rama
Vice President of Finance and Principal Financial Officer

