Form 10-Q
period 2018-03-31
CEMTREX INC
filed 2018-05-15
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2018

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

[X]Yes	[ ] No

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

As of May 8, 2018, the issuer had 11,566,147 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	September 30, 2017
Assets
Current assets
Cash and equivalents	$9,253,218	$10,442,857
Restricted Cash	1,605,856	1,531,895
Accounts receivable, net	13,232,964	15,461,139
Inventory, net	11,744,165	17,271,882
Prepaid expenses and other current assets	3,084,752	1,720,864
Total current assets	38,920,955	46,428,637

Property and equipment, net	26,422,504	20,118,311
Goodwill	3,322,818	3,322,818
Investment in Vicon Technologies	2,913,930	-
Other assets	577,076	311,607
Total Assets	$72,157,283	$70,181,373

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,586,168	$6,945,153
Credit card payable	191,624	165,111
Sales tax payable	-	550,532
Revolving line of credit	3,289,332	4,466,218
Accrued expenses	1,937,705	3,614,415
Deferred revenue	1,243,477	463,022
Accrued income taxes	966,461	1,553,665
Convertible notes payable	-	220,000
Current portion of long-term liabilities	2,016,217	2,084,084
Total current liabilities	16,230,984	20,062,200

Long-term liabilities
Loans payable to bank	4,570,934	5,175,276
Notes payable	2,351,639	241,200
Mortgage payable	3,945,589	3,819,392
Deferred tax liabilities	1,894,020	1,891,000
Total long-term liabilities	12,762,182	11,126,868
Total liabilities	28,993,166	31,189,068

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series A, 1,000,000 shares authorized, issued and outstanding at March 31, 2018 and September 30, 2017	1,000	1,000
Series 1, 3,000,000 shares authorized, 1,822,660 shares issued and outstanding as of March 31, 2018 and September 30, 2017	1,823	1,823
Common stock, $0.001 par value, 20,000,000 shares authorized, 11,566,147 shares issued and outstanding at March 31, 2018 and 10,404,434 shares issued and outstanding at September 30, 2017	11,566	10,404
Additional paid-in capital	27,936,237	24,694,325
Retained earnings	15,573,707	14,418,245
Accumulated other comprehensive income/(loss)	(360,216)	(133,492)
Total shareholders’ equity	43,164,117	38,992,305
Total liabilities and shareholders’ equity	$72,157,283	$70,181,373

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues
Industrial Products & Services Revenue	$9,567,785	$15,316,086	$21,506,584	$28,557,128
Electronics Manufacturing Services Revenue	11,033,427	15,188,897	31,476,528	31,345,112
Total revenues	20,601,212	30,504,983	52,983,112	59,902,240

Cost of revenues
Cost of Sales, Industrial Products & Services	6,530,914	11,287,322	15,200,367	20,889,689
Cost of Sales, Electronics Manufacturing Services	6,226,027	9,859,397	19,413,982	19,956,203
Total cost of revenues	12,756,941	21,146,719	34,614,349	40,845,892
Gross profit	7,844,271	9,358,264	18,368,763	19,056,348

Operating expenses
General and administrative	7,434,951	8,594,850	16,942,535	16,307,360
Research and development	245,797	-	395,014	-
Total operating expenses	7,680,748	8,594,850	17,337,549	16,307,360
Operating income	163,523	763,414	1,031,214	2,748,988

Other income (expense)
Other Income (expense)	506,946	(294,752)	798,713	(236,548)
Interest Expense	(204,367)	(346,270)	(572,828)	(743,368)
Total other income (expense)	302,579	(641,022)	255,855	(979,916)

Net income before income taxes	466,102	122,392	1,257,099	1,769,072

Provision for income taxes	42,631	(291,076)	101,637	(50,089)
Net income	423,471	413,468	1,155,462	1,819,161

Preferred dividends paid	-	-	-	-
Net income available to common shareholders	423,471	413,468	1,155,462	1,819,161

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(857,769)	(28,072)	(226,724)	(317,826)
Comprehensive income available to common shareholders	$(434,298)	$385,396	$928,738	$1,501,335

Income Per Common Share-Basic	$0.04	$0.04	$0.11	$0.18
Income Per Common Share-Diluted	$0.04	$0.04	$0.11	$0.18

Weighted Average Number of Common Shares-Basic	10,599,033	10,004,880	10,542,340	9,882,792
Weighted Average Number of Common Shares-Diluted	10,699,529	10,387,174	10,644,859	10,262,358

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,155,462	$1,819,161
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,721,830	1,243,757
Deferred revenue	780,455	(567,431)
Change in allowance for inventory obsolescence	650,446	-
Change in allowance for doubtful accounts	-	-
Interest expense on convertible debt	109,144	90,965
Deferred taxes	3,020	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	2,228,175	(40,312)
Inventory	4,877,271	456,523
Prepaid expenses and other assets	(1,363,888)	370,521
Others	(265,469)	(78,832)
Accounts payable	(358,985)	(1,470,338)
Credit card payable	26,513	(40,066)
Sales tax payable	(550,532)	(169,905)
Revolving line of credit	(1,176,886)	(227,400)
Accrued expenses	(1,676,710)	(618,777)
Income taxes payable	(587,204)	23,534
Net cash provided by operating activities	5,572,642	791,400

Cash Flows from Investing Activities
Purchase of property and equipment	(7,950,122)	(289,928)
Net cash provided by (used by) investing activities	(7,950,122)	(289,928)

Cash Flows from Financing Activities
Proceeds from notes payable	2,300,000	-
Payments on notes payable	(244,321)	(700,666)
Proceeds/(payments) on affiliated loan	-	(120,061)
Payments on bank loans	(793,877)	(749,301)
Net proceeds from subscription rights offering	-	12,817,300
Dividends paid	-	(332,938)
Purchase and retirement of common stock	-	(1,344,593)
Net cash provided by (used by) financing activities	1,261,802	9,569,741

Net increase (decrease) in cash	(1,115,678)	10,071,213
Cash beginning of period	11,974,752	6,743,980
Cash end of period	$10,859,074	$16,815,193

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$259,317	$311,643

Cash paid during the period for income taxes	$587,204	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Vicon Technologies	$2,913,930	$-

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small environmental monitoring instruments company into a world leading multi-industry technology company that provides a wide array of solutions to meet today’s consumer, commercial, and industrial challenges. Cemtrex manufactures advanced custom engineered electronics, extensive industrial services, integrated hardware and software solutions, proprietary IoT and wearable devices, and systems for controlling particulates and other regulated pollutants. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

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

Recent Developments

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

In January 2018, the Company completed the consolidation of its two German EMS factories into one location in Neulingen, Germany to create economies of scale. Following the consolidation, the Company sold its subsidiary, ROB Cemtrex Automotive for a loss of approximately $157,000. The Company lost two customers in Paderborn going into 2018, one as result of consolidation and other due to obsolescence of their product. The Company expects this will reduce its EMS revenues for the next few quarters; however, the Company remains optimistic about the long-term growth potential of this business across the different markets as it continues to win new business.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (NYSE American: VII), a global producer of video management systems for use in security, surveillance, safety and communication applications, from former Vicon Industries shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon Industries. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of Cemtrex common stock. The Company’s investment Vicon Industries will be accounted for using the equity method of accounting. Further disclosures regarding this transaction will be released in the form of an 8-K/A shortly.

Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries.

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

The consolidated financial statements of the Company include the accounts of its 100% owned subsidiaries, Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Advanced Technologies Inc., Cemtrex Technologies Pvt. Ltd., Cemtrex Ltd., ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Logistics GmbH, and Advanced Industrial Services, Inc. All significant intercompany balances and transactions have been eliminated.

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

NOTE 4 – SEGMENT INFORMATION

The Company reports and evaluates financial information for two segments: Electronics Manufacturing Services (EMS) segment and the Industrial Products and Services (IPS) segment. The EMS segment provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. This segment also sells software development services for mobile, web, virtual reality, and PC applications. The IPS segment offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. The segment also sells a complete line of air filtration and environmental control products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

The following tables summarize the Company’s segment information:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenues form external customers
Industrial Products & Services	$9,567,785	$15,316,086	$21,506,584	$28,557,128
Electronics Manufacturing Services	11,033,427	15,188,897	31,476,528	31,345,112
Total revenues	20,601,212	30,504,983	52,983,112	59,902,240

Gross profit
Industrial Products & Services	3,036,871	4,028,764	6,306,217	7,667,439
Electronics Manufacturing Services	4,807,400	5,329,500	12,062,546	11,388,909
Total gross profit	7,844,271	9,358,264	18,368,763	19,056,348

Operating (loss) income
Industrial Products & Services	245,871	688,039	567,202	1,693,180
Electronics Manufacturing Services	(82,348)	75,375	464,012	1,055,808
Total operating (loss) income	163,523	763,414	1,031,214	2,748,988

Other income (expense)
Industrial Products & Services	39,218	62,443	103,726	13,324
Electronics Manufacturing Services	263,361	(703,465)	122,159	(993,240)
Total other income (expense)	302,579	(641,022)	255,885	(979,916)

Depreciation and Amortization
Industrial Products & Services	403,933	294,071	809,788	489,064
Electronics Manufacturing Services	476,042	347,283	912,042	754,693
Total depreciation and amortization	879,975	641,354	1,721,830	1,243,757

	March 31, 2018	September 30, 2017
Identifiable Assets
Industrial Products & Services	$43,847,206	$39,115,299
Electronics Manufacturing Services	28,310,077	31,066,074
Total Assets	$72,157,283	$70,181,373

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at March 31, 2018 and 2017.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,605,856 as of March 31, 2018. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $ 100,512 as of March 31, 2018.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	March 31, 2018	September 30, 2017
Accounts receivable	$13,351,672	$15,759,847
Allowance for doubtful accounts	(298,708)	(298,708)
	$13,232,964	$15,461,139

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	March 31, 2018	September 30, 2017
Raw materials	$8,445,020	$10,653,963
Work in progress	1,617,596	2,600,229
Finished goods	2,743,096	4,428,791
	12,805,712	17,682,983

Less: Allowance for inventory obsolescence	(1,061,547)	(411,101)
Inventory –net of allowance for inventory obsolescence	$11,744,165	$17,271,882

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2018	September 30, 2016
Land	$1,303,684	$1,241,720
Building	5,427,318	5,229,075
Furniture and office equipment	4,047,046	1,678,936
Computers and software	2,039,963	1,723,408
Machinery and equipment	22,028,172	17,176,599
	34,846,183	27,049,738

Less: Accumulated depreciation	(8,423,679)	(6,931,427)
Property and equipment, net	$26,422,504	$20,118,311

Depreciation expense for the six months ended March 31, 2018 and 2017 were $1,721,830 and $1,243,757 respectively.

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2018, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $992,219 and other current assets of $2,092,533. On March 31, 2016 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,583,996 and other current assets of $520,887.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2018, the Company has satisfied all outstanding convertible notes payable, to various unrelated third parties.

For the six months ended March 31, 2018, 149,088 shares of the Company’s common stock were issued to satisfy $220,000 of convertible notes payable.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

On February 9, 2017, the outstanding principal and accrued interest owed on notes payable to Ducon Technologies, Inc., of $3,339,833 were exchanged for 333,983 shares of the Company’s series 1 preferred stock and 667,967 series 1 warrants.

The Company leases its principal office at Farmingdale, New York, 6,000 square feet of office and warehouse/shop space on a month to month lease in a building owned by Aron Govil, Executive Director of the Company, at a monthly rental of $4,000.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of March 31, 2018, and September 30, 2017, there were 2,822,660 shares issued and outstanding.

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

During the six-month periods ended March 31, 2018 and 2017, the Company did not issue any Series A Preferred Stock.

As of March 31, 2018, and September 30, 2017, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

As of March 31, 2018, and September 30, 2017, there were 1,822,660 shares of Series 1 Preferred Stock issued and outstanding.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of March 31, 2018, there were 11,566,147 shares issued and outstanding and at September 30, 2017, there were 10,404,434 shares issued and outstanding.

During the six-month period ended March 31, 2018, the Company issued 1,161,713 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $1.70 per share, 50% of the options vest each year and they expire after six years. As of March 31, 2018, none of these options have been exercised.

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, 50% of the options vest each year and they expire after six years. As of March 31, 2018, none of these options have been exercised.

On December 18, 2017, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $2.64 per share, 50% of the options vest each year and they expire after six years. As of March 31, 2018. none of these options have been exercised.

On April 19, 2017 the Company’s Board of Directors declared a cash dividend on common stock to shareholders of record on March 31, 2017.

During the fiscal year ended September 30, 2014, the Company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of March 31, 2018, options to purchase 62,500 shares have been exercised and none have expired or have been cancelled.

During the fiscal year ended September 30, 2017 the Company acquired and retired 363,528 shares of its common stock at a cost of $1,344,593 purchased under the share repurchase authorization that Cemtrex’s board of directors approved in 2016 for the repurchase of up to one million outstanding shares over a 12-month period, depending on market conditions.

For the six months ended March 31, 2018, 149,088 shares of the Company’s common stock have been issued to satisfy $220,000 of convertible notes payable (see NOTE 11).

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. in exchange for 1,012,625 shares of Cemtrex common stock (see NOTE 1).

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

Our EMS segment owns a 70,000 square-foot manufacturing building in Neulingen. The EMS segment also leases (i) a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 86,000 square feet of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €29,470 which expires on June 30, 2018,

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, The FASB issued ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This new standard would be effective for the Company beginning January 1, 2019 with early adoption permitted. The Company is currently evaluating the effect of adoption of this standard on the Consolidated Financial Statements.

NOTE 17 - SUBSEQUENT EVENTS

Cemtrex evaluated subsequent events up to the date the consolidated financial statements were issued. Centrex concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

In April 2018 the Company paid $915,808 worth of dividends on its Series 1 Preferred Stock in the form of Series 1 Preferred Stock.

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

General Overview

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small environmental monitoring instruments company into a world leading multi-industry technology company that provides a wide array of solutions to meet today’s consumer, commercial, and industrial challenges. Cemtrex manufactures advanced custom engineered electronics, extensive industrial services, integrated hardware and software solutions, proprietary IoT and wearable devices, and systems for controlling particulates and other regulated pollutants. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

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

Recent Developments

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

In December 2017, Company set up a subsidiary named Cemtrex Technologies Pvt. Ltd., by acquiring certain fixed assets consisting of computers, hardware and proprietary software form a private third party located in Pune, India, to carry out software and prototype development work related to new Virtual & Augmented Reality applications and Smart Technology products to be produced by Cemtrex Advanced Technologies Inc., located in Farmingdale, NY.

In January 2018, the Company completed the consolidation of its two German EMS factories into one location in Neulingen, Germany to create economies of scale. Following the consolidation, the Company sold its subsidiary, ROB Cemtrex Automotive for a loss of approximately $157,000. The Company lost two customers in Paderborn going into 2018, one as result of consolidation and other due to obsolescence of their product. The Company expects this will reduce its EMS revenues for the next few quarters; however, the Company remains optimistic about the long-term growth potential of this business across the different markets as it continues to win new business.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (NYSE American: VII), a global producer of video management systems for use in security, surveillance, safety and communication applications, from former Vicon Industries shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon Industries. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of Cemtrex common stock. The Company’s investment Vicon Industries will be accounted for using the equity method of accounting. Further disclosures regarding this transaction will be released in the form of an 8-K/A shortly.

Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries.

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

Results of Operations - For the three months ending March 31, 2018 and 2017

Total revenue for the three months ended March 31, 2018 and 2017 was $20,601,212 and $30,504,983, respectively, a decrease of $9,903,771, or 32%. Net income for the three months ended March 31, 2018 and 2017 was $423,471 and $413,468, respectively, an increase of $10,003, or 2%. Total revenue in the second quarter decreased, as compared to total revenue in the same period last year, due to the loss of two customers in the EMS segment going into 2018, one as result of consolidation and other due to obsolescence of their product and lower sales in the IPS segment due to the softening demand for environmental products. Net income increased in the second quarter due to lower expenses as a result of the consolidation of two German factories into one location in Neulingen, Germany to create economies of scale and lower expenses in the IPS segment in response the softening demand for environmental products.

Revenues

Our IPS segment revenues for the three months ended March 31, 2018 decreased by $5,748,301 or 38%, to $9,567,785 from $15,316,086 for the three months ended March 31, 2017. The decrease was primarily due to decreased demand for environmental products as result of deregulation of emission standards by the current administration.

Our EMS segment revenues for the three months ended March 31, 2018 decreased by $4,155,470 or 27% to $11,033,427 from $15,188,897 for the three months ended March 31, 2017. The primary reason for decreased sales was due to due to the loss of two customers in the EMS segment going into 2018, one as result of consolidation and other due to obsolescence of their product .

Gross Profit

Gross Profit for the three months ended March 31, 2018 was $7,844,271 or 38% of revenues as compared to gross profit of $9,358,264 or 31% of revenues for the three months ended March 31, 2017. Gross profit as a percentage of revenues in the three months ended March 31, 2018 increased as compared to the three months ended March 31, 2017 as the Company works to achieve economies of scale and lower expenses. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 decreased $1,159,899 or 13% to $7,434,951 from $8,594,850 for the three months ended March 31, 2017. General and administrative expenses as a percentage of revenue was 36% and 28% of revenues for the three-month periods ended March 31, 2018 and March 31, 2017. The dollar for dollar decrease in operating expenses was due to the Company’s work on achieving economies of scale and lower expenses, while the percentage of revenues increase was due to the decrease in the Company’s revenues for the three months ended March 31, 2018 as compared to the same period in the prior year.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2018 was $245,797. Research and Development expenses have developed due to the development of the Company’s Smart Desk by the recently formed subsidiaries Cemtrex Advanced Technologies, Inc. and Cemtrex Technologies Pvt Ltd.

Other Income/(Expense)

Interest and other income/(expense) for the second quarter of fiscal 2018 was $302,579 as compared to $(641,022) for the second quarter of fiscal 2017. Other income/(Expense) for the three months ended March 31, 2018 was primarily due to a one-time income on debt forgiveness as a result of the consolidation of the manufacturing facilities in Germany.

Provision for Income Taxes

During the second quarter of fiscal 2018 we recorded an income tax provision of $42,631 compared to a provision of $291,076 for the second quarter of fiscal 2017. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $423,471 or 2% of revenues, for the three-month period ended March 31, 2018 as compared to net income of $413,468 or 1% of revenues, for the three months ended March 31, 2017. Net income in the second quarter increased, as compared to net income in the same period last year, due the reduction of general and administrative expenses and other income described above.

Results of Operations - For the six months ending March 31, 2018 and 2017

Total revenue for the six months ended March 31, 2018 and 2017 was $52,983,112 and $59,902,240, respectively, a decrease of $6,919,128, or 12%. Net income for the six months ended March 31, 2018 and 2017 was $1,155,462 and $1,819,161, respectively, a decrease of $663,699, or 36%. Total revenue in the first and second quarters decreased, as compared to total revenue in the same period last year, due to lower sales in the IPS segment due to the softening demand for environmental products. Net income decreased in the first and second quarters due to lower IPS segment sales, increased expenses in research and development and increased sales & marketing expenses.

Revenues

Our IPS segment revenues for the six months ended March 31, 2018 decreased by $7,050,544 or 25%, to $21,506,584 from $28,557,128 for the six months ended March 31, 2017. decreased demand for environmental products.

Our EMS segment revenues for the six months ended March 31, 2018 increased by $131,416 or less than 1% to $31,476,528 from $31,345,112 for the six months ended March 31, 2017. The Company lost two customers in Paderborn going into 2018, one as result of consolidation and other due to obsolescence of their product. The Company expects this will reduce its EMS revenues throughout the remainder of the fiscal year.

Gross Profit

Gross Profit for the six months ended March 31, 2018 was $18,368,763 or 35% of revenues as compared to gross profit of $19,056,348 or 32% of revenues for the six months ended March 31, 2017. Gross profit as a percentage of revenues in the six months ended March 31, 2018 increased as compared to the six months ended March 31, 2017 as the Company works to achieve economies of scale and lower expenses. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2018 increased $635,175 or 4% to $16,942,535 from $16,307,360 for the six months ended March 31, 2017. General and administrative expenses as a percentage of revenue was 32% and 27% of revenues for the six-month periods ended March 31, 2018 and March 31, 2017. The increase in operating expenses as a percentage of revenues and on a dollar basis was due to increased expenses in sales and marketing activities.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2018 was $395,014. Research and Development expenses have developed due to the development of the Company’s Smart Desk by the recently formed subsidiaries Cemtrex Advanced Technologies, Inc. and Cemtrex Technologies Pvt Ltd.

Other Income/(Expense)

Interest and other income/(expense) for the first and second quarters of fiscal 2018 was $255,885 as compared to $(979,916) for the first and second quarters of fiscal 2017. Other income/(Expense) was due to a one-time income on debt forgiveness as a result of the consolidation of the manufacturing facilities in Germany.

Provision for Income Taxes

During the first and second quarters of fiscal 2018 we recorded an income tax provision of $101,637 compared to a provision of $50,089 for the first and second quarters of fiscal 2017. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Net Income/Loss

The Company had net income of $1,155,462 or 2% of revenues, for the six-month period ended March 31, 2018 as compared to net income of $1,819,161 or 3% of revenues, for the six months ended March 31, 2017. Net income in the first and second quarters decreased, as compared to net income in the same period last year, due to increased expenses in research and development and sales and marketing activities and reduced revenues.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $22,689,971 at March 31, 2018 compared to $26,366,437 at September 30, 2017. This includes cash and equivalents and restricted cash of $10,859,074 at March 31, 20158 and $11,974,752 at September 30, 2017, respectively. The decrease in working capital was primarily due to net decreases in our current assets of $7,507,682 and net decreases in our current liabilities of $3,831,216.

Accounts receivable decreased $2,228,175 or 14% to $13,232,964 at March 31, 2017 from $15,461,139 at September 30, 2017. The decrease in accounts receivable is largely attributable to decreased sales.

Inventories decreased $5,527,717 or 32% to $11,744,165 at March 31, 2018 from $17,271,882 at September 30, 2017. The decrease in inventories is attributable to an increase in the allowance for inventory obsolescence of $650,446, the execution of in-house orders, and reductions in purchases of raw materials during the period.

Operating activities provided $5,572,642 of cash for the six months ended March 31, 2018 compared to providing cash of $791,400 of cash for the six months ended March 31, 2017. The increase in operating cash flows was primarily due to the execution of in-house orders, and decreases in expenditures, as compared to the same period a year ago.

Investment activities used $7,950,122 of cash for the six months ended March 31, 2018 compared to using cash of $289,928 during the six-month period ended March 31, 2017. Investing activities for the first quarter of 2018 were primarily driven by the Company’s investment in fixed assets for Cemtrex Advanced Technologies and Cemtrex Technologies Pvt. Ltd..

Financing activities provided $1,261,802 of cash in the six-month period ended March 31, 2018 as compared to providing cash of $9,569,741 in the six-month period ended March 31, 2017. Financing activities were primarily driven by proceeds from the note payable issued for $2,300,000 (See Note 12).

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

In January and February 2017, the Company received aggregate gross proceeds of $14,018,750 through the issuance of 1,401,875 shares of its series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and 2,803,750 series 1 warrants to purchase shares of common stock at $6.31 per share for five years. For the fiscal year ended September 30, 2017, $1,200,871 worth of dividends have been paid to holders of Series 1 Preferred Stock. In April 2018 the Company paid $915,808 worth of dividends in the form of Series 1 Preferred Stock.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018 and have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

In connection with the preparation of the current 10-Q filing, our management, identified a deficiency in reporting a one-time complex transaction of the sale of a foreign subsidiary. Our management corrected this deficiency and has provided correct reporting of this sale transaction as of March 31, 2018.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The company is currently working to add additional accounting staff for review and recording of such complex transactions.

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

The Company believes the alleged class action and derivative litigations are without merit and intends to defend itself vigorously. The Company has retained Doug Green of Baker Hostetler, a nationally renowned law firm with no previous relationship to the Company, to defend the litigations, and intends to seek dismissal of the litigations at the earliest possible stage. The Company has to wait until the courts decide to consolidate the all actions into a single lawsuit and hence the Company cannot predict the time table of this litigation. Regardless of the merit of the claims, litigation is inherently unpredictable and may be costly, time consuming and disruptive to the Company’s business. Although the Company has an insurance policy with a $150,000 deductible in place, which covers this class action lawsuit, the Company could incur judgments or enter into settlements of claims that could adversely affect its business, operating results or cash flows

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2018, the Company issued an aggregate of 149,088 shares of common stock in exchange for aggregate consideration of $220,000, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.1	Securities Purchase Agreement, dated March 23, 2018, by and between Cemtrex, Inc. and NIL Funding Corporation (10)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(6)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (8)
4.1	Form of Subscription Rights Certificate. (5)
4.2	Form of Series 1 Preferred Stock Certificate. (5)
4.3	Form of Series 1 Warrant. (5)
10.1	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (7)
10.2	Exchange Agreement dated as of February 1, 2017 and effective February 9, 2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(6)
10.3	Nonstatutory Stock Option Agreement entered into as of December 18, 2017 between Cemtrex, Inc. and Saagar Govil (11)
14.1	Corporate Code of Business Ethics.(4)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Letter from Bharat Parikh & Associates regarding securities class action complaints. (9)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Incorporated by reference from Form 10-12G filed on May 22, 2008.
(2)	Incorporated by reference from Form 8-K filed on September 10, 2009.
(3)	Incorporated by reference from Form 8-K filed on August 22, 2016.
(4)	Incorporated by reference from Form 8-K filed on July 1, 2016.
(5)	Incorporated by reference from Form 8-K filed on January 24, 2017.
(6)	Incorporated by reference from Form 8-K filed on February 10, 2017.
(7)	Incorporated by reference from Form 10-Q filed on February 14, 2017.
(8)	Incorporated by reference from Form 8-K filed on September 8, 2017.
(9)	Incorporated by reference from Form 10-K filed on December 13, 2017
(10)	Incorporated by reference from Form 8-K filed on March 27, 2018.
(11)	Incorporated by reference from Form 10-Q filed on February 14, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated:	May 15, 2018	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated:	May 15, 2018		/s/ Renato Dela Rama
Renato Dela Rama
Vice President of Finance and Principal Financial Officer

