Form 10-Q
period 2018-06-30
CEMTREX INC
filed 2018-08-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes	[X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 8, 2018, the issuer had 11,893,889 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	September 30, 2017
Assets
Current assets
Cash and equivalents	$4,603,979	$10,442,857
Restricted Cash	1,592,121	1,531,895
Accounts receivable, net	11,710,189	15,461,139
Inventory, net	11,482,299	17,271,882
Prepaid expenses and other current assets	3,846,632	1,720,864
Total current assets	33,235,220	46,428,637

Property and equipment, net	29,918,296	20,118,311
Goodwill	3,322,818	3,322,818
Investment in Vicon Technologies	2,135,107	-
Other assets	100,087	311,607
Total Assets	$68,711,528	$70,181,373

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,624,992	$6,945,153
Credit card payable	271,438	165,111
Sales tax payable	521,671	550,532
Revolving line of credit	1,370,176	4,466,218
Accrued expenses	2,550,978	3,614,415
Deferred revenue	636,209	463,022
Accrued income taxes	698,724	1,553,665
Notes payable - short term	3,400,000	-
Convertible notes payable	-	220,000
Current portion of long-term liabilities	1,911,722	2,084,084
Total current liabilities	17,985,910	20,062,200

Long-term liabilities
Loans payable to bank	4,568,697	5,175,276
Notes payable	451,639	241,200
Mortgage payable	3,627,574	3,819,392
Deferred tax liabilities	1,893,870	1,891,000
Total long-term liabilities	10,541,780	11,126,868
Total liabilities	28,527,690	31,189,068

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series A, 1,000,000 shares authorized, issued and outstanding at June 30, 2018 and September 30, 2017	1,000	1,000
Series 1, 3,000,000 shares authorized, 1,914,168 shares issued and outstanding as of June 30, 2018 and 1,822,660 shares issued and outstanding as of September 30, 2017	1,914	1,823
Common stock, $0.001 par value, 20,000,000 shares authorized, 11,675,744 shares issued and outstanding at June 30, 2018 and 10,404,434 shares issued and outstanding at September 30, 2017	11,676	10,404
Additional paid-in capital	29,076,116	24,694,325
Retained earnings	12,075,416	14,418,245
Accumulated other comprehensive income/(loss)	(982,284)	(133,492)
Total shareholders’ equity	40,183,838	38,992,305
Total liabilities and shareholders’ equity	$68,711,528	$70,181,373

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Revenues
Advanced Technologies Revenue	$300,338	$-	$931,009	$-
Electronics Manufacturing Revenue	11,216,531	14,339,173	41,874,472	45,684,285
Industrial Technology Revenue	7,647,445	13,467,483	29,154,029	42,024,611
Total revenues	19,164,314	27,806,656	71,959,510	87,708,896

Cost of revenues
Cost of Sales, Advanced Technologies	236,799	-	385,911	-
Cost of Sales, Electronics Manufacturing	6,522,074	8,437,194	25,935,969	28,393,397
Cost of Sales, Industrial Technology	5,142,026	9,437,556	20,342,393	30,327,245
Total cost of revenues	11,900,899	17,874,750	46,664,273	58,720,642
Gross profit	7,263,415	9,931,906	25,295,237	28,988,254

Operating expenses
General and administrative	6,248,113	8,526,625	23,041,623	24,833,985
Research and development	2,246,085	-	2,453,183	-
Total operating expenses	8,494,198	8,526,625	25,494,806	24,833,985
Operating income/(loss)	(1,230,783)	1,405,281	(199,569)	4,154,269

Other income (expense)
Other Income (expense)	(197,880)	154,579	600,833	(81,969)
Interest Expense	(375,543)	(204,992)	(948,371)	(948,360)
Total other income (expense)	(573,423)	(50,413)	(347,538)	(1,030,329)

Net income before income taxes and equity interest	(1,804,206)	1,354,868	(547,107)	3,123,940
Provision for income taxes	182	172,286	101,819	122,197
Loss on equity interests	(778,823)	-	(778,823)	-
Net income/(loss)	(2,583,211)	1,182,582	(1,427,749)	3,001,743

Preferred dividends paid	915,080	-	915,080	332,938
Net income/(loss) available to common shareholders	(3,498,291)	1,182,582	(2,342,829)	2,668,805

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(622,068)	891,215	(848,792)	573,398
Comprehensive income/(loss) available to common shareholders	$(4,120,359)	$2,073,797	$(3,191,621)	$3,242,203

Income/(loss) Per Common Share-Basic	$(0.30)	$0.12	$(0.22)	$0.27
Income/(loss) Per Common Share-Diluted	$(0.30)	$0.11	$(0.22)	$0.26

Weighted Average Number of Common Shares-Basic	11,596,134	10,033,060	10,894,786	9,932,894
Weighted Average Number of Common Shares-Diluted	11,596,134	10,300,022	10,894,786	10,214,020

The accompanying notes are an integral part of these financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
	2018	2017
Cash Flows from Operating Activities

Net income/(loss)	$(1,427,749)	$3,001,743
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	2,583,645	1,741,818
Deferred revenue	173,187	(822,238)
Change in allowance for inventory obsolescence	599,847	-
Change in allowance for doubtful accounts	1,197	-
Interest expense on convertible debt	109,144	163,628
Deferred taxes	2,870	-
Loss in equity interests	778,823	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	3,749,753	(1,007,854)
Inventory	5,189,736	(2,494,051)
Prepaid expenses and other assets	(2,125,768)	372,960
Others	211,520	454,861
Accounts payable	(320,161)	292,916
Credit card payable	106,327	(75,965)
Sales tax payable	(28,861)	(15,576)
Accrued expenses	(1,063,437)	(2,164,408)
Income taxes payable	(854,941)	137,091
Net cash provided/(used) by operating activities	7,685,132	(415,075)

Cash Flows from Investing Activities
Purchase of property and equipment	(12,845,859)	(642,064)
Loss on disposal of Property & Equipment	-	(24,785)
Net cash used by investing activities	(12,845,859)	(666,849)

Cash Flows from Financing Activities
Proceeds from notes payable	4,025,000	-
Payments on notes payable	(302,419)	(824,690)
Payments on affiliated loan	-	(120,061)
Payments on bank loans	(1,244,464)	(976,572)
Net proceeds from subscription rights offering	-	12,817,300
Dividends paid in cash	-	(528,637)
Purchase and retirement of common stock	-	(1,344,593)
Revolving line of credit	(3,096,042)	(631,866)
Net cash provided/(used) by financing activities	(617,925)	8,390,881

Net increase (decrease) in cash	(5,778,652)	7,308,957
Cash beginning of period	11,974,752	6,743,980
Cash end of period	$6,196,100	$14,052,937

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$259,317	$711,270

Cash paid during the period for income taxes	$852,071	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Vicon Technologies	$2,913,930	$-
Payment of convertible notes in common stock	$220,000	$3,228,000
Payment of short-term notes payable in common stock	$225,000	$-
Dividends paid in equity shares	$915,080	$-

The accompanying notes are an integral part of these financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small environmental monitoring instruments company into a world leading multi-industry technology company that provides a wide array of solutions to meet today’s consumer, commercial, and industrial challenges. Cemtrex manufactures advanced custom engineered electronics, including SmartDesk, extensive industrial services, integrated hardware and software solutions, proprietary IoT and wearable devices, and systems for controlling particulates and other regulated pollutants. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the IoT, Wearables and Smart Devices, such as SmartDesk. Through our advanced engineering and product design, we deliver progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance. Through its Cemtrex VR division, the Company is developing a wide variety of applications for virtual and augmented reality markets.

Electronics Manufacturing (EM)

Cemtrex’s Electronics Manufacturing (EM) segment, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Cemtrex works with industry leading OEMs in their outsourcing of advanced manufacturing services by forming a long-term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers and participating in the growth of existing customers.

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

Industrial Technology (IT)

Cemtrex’s Industrial Technology (IT) segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. The segment also sells a complete line of air filtration, environmental control products and emission monitors to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

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

Recent Developments

In July 2017, Company set up a subsidiary named Cemtrex Advanced Technologies Inc. to leverage its existing design and engineering experience by directly developing and manufacturing its own proprietary advanced electronic products and for third parties for IoT applications. In April, 2018 the Company launched SmartDesk, an innovative advanced workstation which combines futuristic hardware and groundbreaking productivity software to deliver the next generation desktop experience in a luxurious package, The Company plans to pursue other collaborative partnerships with OEMs that are looking to incorporate intelligence and connectivity into their everyday products such as: furniture, consumer wearables, industrial safety wearables, and other enterprise and consumer devices. Cemtrex will look to focus on developing systems, hardware and software solutions for both consumer, business and industrial applications.

The Company began taking reservations for the SmartDesk on May 22, 2018 with customers receiving delivery of the SmartDesk in the first quarter of fiscal 2019. The Company received the following number of reservations: May: 9 units, June: 128 units, July: 165 units, August: 355 units for a total number of 657 reservations as of August 10, 2018. The Company expects to convert these reservations in to orders in its first quarter of fiscal 2019. The Company anticipates that demand will continue to rise for the SmartDesk as the Company increases its marketing efforts and deliveries start taking place.

In December 2017, Company set up a subsidiary named Cemtrex Technologies Pvt. Ltd., by acquiring certain fix assets consisting of computers, hardware and proprietary software from a private third party located in Pune, India, to carry out software and prototype development work related to new Virtual & Augmented Reality applications and Smart Technology products to be produced by Cemtrex Advanced Technologies Inc., located in New York.

In January 2018, the Company completed the consolidation of its two German EM factories into one location in Neulingen, Germany to create economies of scale. Following the consolidation, the Company sold its subsidiary, ROB Cemtrex Automotive GmbH for a loss of approximately $157,000. The Company lost two customers in Paderborn going into 2018, one as result of consolidation and other due to obsolescence of their product. The Company expects this will reduce its EM revenues for the next few quarters; however, the Company remains optimistic about the long-term growth potential of this business across the different markets as it continues to win new business.

The Company continues to experience weakness in new orders in its environmental instruments and control products markets both domestically and internationally. Revenues in that segment continue to be down as fewer number of projects are being decided and awarded due to relaxation of numerous environmental regulations under the current administration. Company has shifted its focus into smart devices and virtual reality applications, and hence the Company will continue to reduce its presence in the environmental instruments and control products markets in the coming year.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), a global producer of video management systems for use in security, surveillance, safety and communication applications, from former Vicon Industries shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon Industries. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of Cemtrex common stock. The Company’s investment Vicon Industries will be accounted for using the equity method of accounting. Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries.

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

Investment in Associated Companies

Associated companies over which Cemtrex exercises significant influence are accounted for using the equity method, which involves recognizing in the Consolidated Statements of Operations and Comprehensive Income/(Loss) the Company’s share of the equity accounted investment profit or loss for the year. The Company’s interest in an associated company is carried in the Consolidated Balance Sheet at an amount that reflects its share of the net assets of the associate.

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

NOTE 4 – SEGMENT INFORMATION

The Company reports and evaluates financial information for three segments: Advanced Technologies (AT) segment, the Electronics Manufacturing (EM) segment and the Industrial Technology (IT) segment. The AT segment develops smart devices and provides progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance. The EM segment provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products. This segment also sells software development services for mobile, web, virtual reality, and PC applications. The IT segment offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. The segment also sells a complete line of air filtration and environmental control instruments & products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

The following tables summarize the Company’s segment information:

	For the three months ended June 30,		For the nine months ended June 30,
	2018	2017	2018	2017
Revenues form external customers
Advanced Technologies	300,338	-	931,009	-
Electronics Manufacturing	11,216,531	14,339,173	41,874,472	45,684,285
Industrial Technology	7,647,445	13,467,483	29,154,029	42,024,611
Total revenues	19,164,314	27,806,656	71,959,510	87,708,896

Gross profit
Advanced Technologies	63,539	-	545,098	-
Electronics Manufacturing	4,694,457	5,901,979	15,938,503	17,290,888
Industrial Technology	2,505,419	4,029,927	8,811,636	11,697,366
Total gross profit	7,263,415	9,931,906	25,295,237	28,988,254

Operating (loss) income
Advanced Technologies	(1,344,211)	-	(1,154,348)	-
Electronics Manufacturing	370,696	202,627	644,845	1,258,435
Industrial Technology	(257,268)	1,202,654	309,934	2,895,834
Total operating (loss) income	(1,230,783)	1,405,281	(199,569)	4,154,269

Other income (expense)
Advanced Technologies	18	-	8,061	-
Electronics Manufacturing	(310,296)	(926,242)	(39,127)	(912,918)
Industrial Technology	(263,145)	875,829	(316,472)	(117,411)
Total other income (expense)	(573,423)	(50,413)	(347,538)	(1,030,329)

Depreciation and Amortization
Advanced Technologies	-	-	-
Electronics Manufacturing	425,904	114,550	1,300,828	603,613
Industrial Technology	473,029	383,512	1,282,817	1,138,205
Total depreciation and amortization	898,933	498,062	2,583,645	1,741,818

	June 30, 2018	September 30, 2017
Identifiable Assets
Advanced Technologies	$7,177,862	$-
Electronics Manufacturing	23,054,231	$39,115,299
Industrial Technology	38,479,435	31,066,074
Total Assets	$68,711,528	$70,181,373

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at June 30, 2018 and 2017.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,592,121 as of June 30, 2018. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $100,534 as of June 30, 2018.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	June 30, 2018	September 30, 2017
Accounts receivable	$12,010,094	$15,759,847
Allowance for doubtful accounts	(299,905)	(298,708)
	$11,710,189	$15,461,139

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	June 30, 2018	September 30, 2017
Raw materials	$8,520,763	$10,653,963
Work in progress	1,549,539	2,600,229
Finished goods	2,422,945	4,428,791
	12,493,247	17,682,983

Less: Allowance for inventory obsolescence	(1,010,948)	(411,101)
Inventory –net of allowance for inventory obsolescence	$11,482,299	$17,271,882

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30, 2018	September 30, 2016
Land	$1,237,701	$1,241,720
Building	5,147,806	5,229,075
Furniture and office equipment	3,626,226	1,678,936
Computers and software	5,546,861	1,723,408
Machinery and equipment	23,760,203	17,176,599
	39,318,797	27,049,738

Less: Accumulated depreciation	(9,400,501)	(6,931,427)
Property and equipment, net	$29,918,296	$20,118,311

Depreciation expense for the nine months ended June 30, 2018 and 2017 were $2,583,645 and $1,741,818 respectively.

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On June 30, 2018, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,294,146 and other current assets of $2,552,486. On June 30, 2017 the company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,192,148 and other current assets of $910,296.

NOTE 11 – NOTES PAYABLE - SHORT-TERM

On November 15, 2017, the Company issued a note payable to an unrelated third party, for $2,300,000. This note carries interest of 8% and is due after 18 months. As of June 30, 2018, 109,597 shares of the Company’s common stock have been issued to satisfy $225,000 of this note. Subsequent to June 30, 2018, $400,000 of this note was paid with common stock and was reclassed to the long-term liability Notes Payable in accordance with U.S. GAAP.

On May 11, 2018, the Company issued a note payable to an unrelated third party, for $1,725,000. This note carries interest of 8% and is due after 6 months.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2018, the Company has satisfied all outstanding convertible notes payable, to various unrelated third parties.

For the nine months ended June 30, 2018, 149,088 shares of the Company’s common stock were issued to satisfy $220,000 of convertible notes payable.

NOTE 13 – LONG-TERM LIABILITIES

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

Subsequent to June 30, 2018, $400,000 a Short-Term Note Payable (see Note 11) was paid with common stock and was reclassed to the long-term liability Notes Payable in accordance with U.S. GAAP.

NOTE 14 – RELATED PARTY TRANSACTIONS

On February 9, 2017, the outstanding principal and accrued interest owed on notes payable to Ducon Technologies, Inc., of $3,339,833 were exchanged for 333,983 shares of the Company’s series 1 preferred stock and 667,967 series 1 warrants.

The Company leases its principal office at Farmingdale, New York, 8,000 square feet of office and warehouse/assembly space on a month to month lease in a building owned by Aron Govil, Executive Director of the Company, at a monthly rental of $10,000.

During the nine months ended June 30, 2017, Cemtrex had sales to Vicon Technologies, Inc. of 122,559. At June 30, 2018 Cemtrex has receivables due from Vicon Technologies, Inc. of $62,865.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of June 30, 2018, and September 30, 2017, there were 2,914,168 and 2,822,660 shares issued and outstanding, respectively.

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

During the nine-month periods ended June 30, 2018 and 2017, the Company did not issue any Series A Preferred Stock.

As of June 30, 2018, and September 30, 2017, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

As of June 30, 2018, and September 30, 2017, there were 1,914,168 shares of Series 1 Preferred Stock issued and outstanding.

For the nine months ended June 30, 2018, 91,508 shares of Series 1 Preferred Stock were issued to pay $915,080 worth of dividends to holders of Series 1 Preferred Stock.

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

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of June 30, 2018, there were 11,675,744 shares issued and outstanding and at September 30, 2017, there were 10,404,434 shares issued and outstanding.

During the nine-month period ended June 30, 2018, the Company issued 1,271,310 shares of common stock.

On February 12, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $1.70 per share, 50% of the options vest each year and they expire after six years. As of June 30, 2018, none of these options have been exercised.

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, 50% of the options vest each year and they expire after six years. As of June 30, 2018, none of these options have been exercised.

On December 18, 2017, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $2.64 per share, 50% of the options vest each year and they expire after six years. As of June 30, 2018. none of these options have been exercised.

On April 19, 2017 the Company’s Board of Directors declared a cash dividend on common stock to shareholders of record on March 31, 2017.

During the fiscal year ended September 30, 2014, the Company granted stock options for 100,000 shares to employees of the Company. These options have a call price of $1.80 per share, vest over four years, and expire after six years. As of June 30, 2018, options to purchase 62,500 shares have been exercised and none have expired or have been cancelled.

During the fiscal year ended September 30, 2017 the Company acquired and retired 363,528 shares of its common stock at a cost of $1,344,593 purchased under the share repurchase authorization that Cemtrex’s board of directors approved in 2016 for the repurchase of up to one million outstanding shares over a 12-month period, depending on market conditions.

For the nine months ended June 30, 2018, 149,088 shares of the Company’s common stock have been issued to satisfy $220,000 of convertible notes payable (see NOTE 12).

For the nine months ended June 30, 2018, 109,597 shares of the Company’s common stock have been issued to satisfy $225,000 of short-term notes payable (see NOTE 11).

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Our IT segment leases (i) approx. 5,000 square feet of office and warehouse space in Liverpool, New York from a third party in a five year lease at a monthly rent of $2,200 expiring on March 31, 2018, (ii) approximately 25,000 square feet of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2020, (iii) approximately 43,000 square feet of office and warehouse space in York, PA from a third party in a ten year lease at a monthly rent of $22,625 expiring on March 23, 2026, (iv) approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,337 expiring on August 31, 2018.

Our EM segment owns a 70,000 square-foot manufacturing building in Neulingen. The EM segment also leases (i) a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten-year lease at a monthly rent of €8,000 expiring on May 31, 2019, (ii) approximately 86,000 square feet of  office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of €29,470 which expires on June 30, 2018.

NOTE 17 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 18 – PROVISION FOR INCOME TAX

While the Company had consolidated net losses for the three and six months ended June 30, 2018 we have recorded a provision for income taxes due to foreign subsidiaries with income in those respective periods. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

NOTE 19 - SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. Centrex concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

In July and August of 2018, the Company issued 218,145 shares of common stock to satisfy $400,000 worth of notes payable.

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

General Overview

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small environmental monitoring instruments company into a world leading multi-industry technology company that provides a wide array of solutions to meet today’s consumer, commercial, and industrial challenges. Cemtrex manufactures advanced custom engineered electronics, including SmartDesk, extensive industrial services, integrated hardware and software solutions, proprietary IoT and wearable devices, and systems for controlling particulates and other regulated pollutants. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the IoT, Wearables and Smart Devices, such as SmartDesk. Through our advanced engineering and product design, we deliver progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance. Through its Cemtrex VR division, the Company is developing a wide variety of applications for virtual and augmented reality markets.

Electronics Manufacturing (EM)

Cemtrex’s Electronics Manufacturing (EM) segment, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Cemtrex works with industry leading OEMs in their outsourcing of non-core manufacturing services by forming a long-term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. We seek to grow our business through the addition of new, high quality customers, the expansion of our share of business with existing customers and participating in the growth of existing customers.

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

Industrial Technology (IT)

Cemtrex’s Industrial Technology (IT) segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA. The segment also sells a complete line of air filtration and environmental instruments and control products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

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

Recent Developments

In July 2017, Company set up a subsidiary named Cemtrex Advanced Technologies Inc. to leverage its existing design and engineering experience by directly developing and manufacturing its own proprietary advanced electronic products and for third parties for IoT applications. In April, 2018 the Company launched SmartDesk, an innovative advanced workstation which combines futuristic hardware and groundbreaking productivity software to deliver the next generation desktop experience in a luxurious package, The Company plans to pursue other collaborative partnerships with OEMs that are looking to incorporate intelligence and connectivity into their everyday products such as: furniture, consumer wearables, industrial safety wearables, and other enterprise and consumer devices. Cemtrex will look to focus on developing systems, hardware and software solutions for both consumer, business and industrial applications.

The Company began taking reservations for the SmartDesk on May 22, 2018 with customers receiving delivery of the SmartDesk in the first quarter of fiscal year 2019. The Company received the following number of reservations: May: 9 units, June: 128 units, July: 165 units, August: 355 units for a total number of 657 reservations. The Company expects to convert these reservations in to orders in its first quarter of fiscal year 2019. The Company anticipates that demand will continue to rise for the SmartDesk as the Company increases its marketing efforts and deliveries start taking place.

In December 2017, Company set up a subsidiary named Cemtrex Technologies Pvt. Ltd., by acquiring certain fix assets consisting of computers, hardware and proprietary software from a private third party located in Pune, India, to carry out software and prototype development work related to new Virtual & Augmented Reality applications and Smart Technology products to be produced by Cemtrex Advanced Technologies Inc., located in New York.

In January 2018, the Company completed the consolidation of its two German EM factories into one location in Neulingen, Germany to create economies of scale. Following the consolidation, the Company sold its subsidiary, ROB Cemtrex Automotive GmbH for a loss of approximately $157,00. The Company lost two customers in Paderborn going into 2018, one as result of consolidation and other due to obsolescence of their product. The Company expects this will reduce its EM revenues for the next few quarters; however, the Company remains optimistic about the long-term growth potential of this business across the different markets as it continues to win new business.

The Company continues to experience weakness in new orders in its environmental instruments and control products markets both domestically and internationally. Revenues in that segment continue to be down as fewer number of projects are being decided and awarded due to relaxation of numerous environmental regulations under the current administration. Company has shifted its focus into smart devices and virtual reality applications, and hence the Company will continue to reduce its presence in the environmental instruments and control products markets in the coming year.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), a global producer of video management systems for use in security, surveillance, safety and communication applications, from former Vicon Industries shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon Industries. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of Cemtrex common stock. The Company’s investment Vicon Industries will be accounted for using the equity method of accounting.

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

Results of Operations - For the three months ending June 30, 2018 and 2017

Total revenue for the three months ended June 30, 2018 and 2017 was $19,164,314 and $27,806,656, respectively, a decrease of $8,642,342, or 31%. Net income for the three months ended June 30, 2018 and 2017 was a loss of $2,583,211 and income of $1,182,582, respectively, a decrease of $3,765,793, or 318%. Total revenue in the third quarter decreased, as compared to total revenue in the same period last year, due to the loss of two customers in the Electronics Manufacturing segment going into 2018, one as result of consolidation and other due to obsolescence of their product and lower sales in the Industrial Technology segment due to the softening demand for environmental products. Net income decreased in the second quarter due to lower expenses as a result of the consolidation of two German factories into one location in Neulingen, Germany to create economies of scale and lower expenses in the Industrial Technology segment in response the decline in demand for environmental products and increased expenses in research and development and increased sales & marketing expenses related to the development of SmartDesk and VR applications the Advanced Technologies segment.

Revenues

Our Advanced Technologies segment revenues for the three months ended June 30, 2018 was $300,338. This is a new segment for the company and we anticipate revenues to grow with development and investment in this division.

Our Electronics Manufacturing segment revenues for the three months ended June 30, 2018 decreased by $3,122,642 or 22% to $11,216,531 from $14,339,173 for the three months ended June 30, 2017. The primary reason for decreased sales was due to due to the loss of two customers in the EM segment going into 2018, one as result of consolidation and other due to obsolescence of their product.

Our Industrial Technology segment revenues for the three months ended June 30, 2018 decreased by $5,820,038 or 43%, to $7,647,445 from $13,467,483 for the three months ended June 30, 2017. The decrease was primarily due to decreased demand for environmental products globally and as result of relaxation of environmental regulations by the current administration.

Gross Profit

Gross Profit for the three months ended June 30, 2018 was $7,263,415 or 38% of revenues as compared to gross profit of $9,931,906 or 36% of revenues for the three months ended June 30, 2017. Gross profit as a percentage of revenues in the three months ended June 30, 2018 increased as compared to the three months ended June 30, 2017 as the Company works to achieve economies of scale, lower expenses, and shift to products and services with higher margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 decreased $2,278,512or 27% to $6,248,113 from $8,526,625 for the three months ended June 30, 2017. General and administrative expenses as a percentage of revenue was 33% and 31% of revenues for the three-month periods ended June 30, 2018 and June 30, 2017. The dollar for dollar decrease in operating expenses was due to the Company’s work on achieving economies of scale and lower expenses, while the percentage of revenues increase was due to the decrease in the Company’s revenues for the three months ended June 30, 2018 as compared to the same period in the prior year.

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2018 was $2,246,085. Research and Development expenses have developed due to the development of SmartDesk and VR applications by the Company’s Advanced Technologies segment through the recently formed subsidiaries Cemtrex Advanced Technologies, Inc. and Cemtrex Technologies Pvt, Ltd.

Other Income/(Expense)

Interest and other income/(expense) for the third quarter of fiscal 2018 was $(573,423) as compared to $(50,413) for the third quarter of fiscal 2017. Other income/(Expense) for the three months ended June 30, 2018 was primarily due to a one-time expense related to the short-term note payable acquired in the quarter.

Provision for Income Taxes

During the third quarter of fiscal 2018 we recorded an income tax provision of $182 compared to a provision of $172,286 for the third quarter of fiscal 2017. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Equity Interests

During the third quarter of fiscal 2018 the company recorded a loss on its equity interest in Vicon Technologies, Inc. of $778,823.

Net Income/Loss

The Company had net loss of $2,583,211 or 13% of revenues, for the three-month period ended June 30, 2018 as compared to net income of $1,182,582 or 4% of revenues, for the three months ended June 30, 2017. Net income in the third quarter decreased, as compared to net income in the same period last year, due the higher expenses related to the research & development and marketing in the Advanced Technologies segment.

Results of Operations - For the nine months ending June 30, 2018 and 2017

Total revenue for the nine months ended June 30, 2018 and 2017 was $71,959,510 and $87,708,896, respectively, a decrease of $15,749,386, or 18%. Net income for the nine months ended June 30, 2018 and 2017 was a loss of $1,427,749 and income of $3,001,743, respectively, a decrease of $4,429,492, or 148%. Total revenue in the first three quarters decreased, as compared to total revenue in the same period last year, due to lower sales in the Industrial Technologies segment due to the weakening of environmental regulations by the current administration and demand globally. Net income decreased in the first three quarters due to lower Industrial Technologies segment sales, increased expenses in research and development and increased sales & marketing expenses related to the development of the Advanced Technologies segment.

Revenues

Our Advanced Technologies segment revenues for the nine months ended June 30, 2018 was $931,009. This is a new segment for the company and we anticipate revenues to grow with development and investment in this division.

Our Electronics Manufacturing segment revenues for the nine months ended June 30, 2018 decreased by $3,809,813 or 8% to $41,874,472 from $45,684,285 for the nine months ended June 30, 2017. The primary reason for decreased sales was due to due to the loss of two customers in the EM segment going into 2018, one as result of consolidation and other due to obsolescence of their product.

Our Industrial Technology segment revenues for the nine months ended June 30, 2018 decreased by $12,870,582 or 31%, to $29,154,029 from $42,024,611 for the nine months ended June 30, 2017. The decrease was primarily due to decreased demand for environmental products as result of deregulation of emission standards by the current administration and weakening demand for environmental products globally.

Gross Profit

Gross Profit for the nine months ended June 30, 2018 was $25,295,237 or 35% of revenues as compared to gross profit of $28,988,254 or 33% of revenues for the nine months ended June 30, 2017. Gross profit as a percentage of revenues in the nine months ended June 30, 2018 increased as compared to the nine months ended June 30, 2017 as the Company works to achieve economies of scale and lower expenses. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2018 decreased $1,792,362 or 7% to $23,041,623 from $24,833,985 for the nine months ended June 30, 2017. General and administrative expenses as a percentage of revenue was 32% and 28% of revenues for the nine-month periods ended June 30, 2018 and June 30, 2017. The increase in operating expenses as a percentage of revenues and on a dollar basis was due to increased expenses in sales and marketing activities related to the development of the Advanced Technologies segment.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2018 was $2,453,183. Research and Development expenses have developed due to the development of the Company’s Advanced Technologies segment by the recently formed subsidiaries Cemtrex Advanced Technologies, Inc. and Cemtrex Technologies Pvt Ltd.

Other Income/(Expense)

Interest and other income/(expense) for the first three quarters of fiscal 2018 was $(347,538) as compared to $(1,030,329) for the first three quarters of fiscal 2017. Other income/(Expense) was due was primarily due to a one-time income on debt forgiveness as a result of the consolidation of the manufacturing facilities in Germany and one-time expenses related to the short-term note payable acquired.

Provision for Income Taxes

During the first three quarters of fiscal 2018 we recorded an income tax provision of $101,819 compared to a provision of $122,197 for the first three quarters of fiscal 2017. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Equity Interests

During the first three quarters of fiscal 2018 the company recorded a loss on its equity interest in Vicon Technologies, Inc. of $778,823.

Net Income/Loss

The Company had net loss of $1,427,749 or 2% of revenues, for the nine-month period ended June 30, 2018 as compared to net income of $3,001,743 or 3% of revenues, for the nine months ended June 30, 2017. Net income in the first and second quarters decreased, as compared to net income in the same period last year, due to increased expenses in research and development and sales and marketing activities to develop the Advanced Technologies segment and reduced revenues in both the Electronics Manufacturing and Industrial Technology segments.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $15,249,310 at June 30, 2018 compared to $26,366,437 at September 30, 2017. This includes cash and equivalents and restricted cash of $6,196,100 at June 30, 2018 and $11,974,752 at September 30, 2017, respectively. The decrease in working capital was primarily due to increased research & development expenses and net decreases in our current assets of $13,193,417 and net decreases in our current liabilities of $2,076,290.

Accounts receivable decreased $3,750,950 or 24% to $11,710,189 at June 30, 2018 from $15,461,139 at September 30, 2017. The decrease in accounts receivable is largely attributable to decreased sales.

Inventories decreased $5,789,583 or 34% to $11,482,299 at June 30, 2018 from $17,271,882 at September 30, 2017. The decrease in inventories is attributable to an increase in the allowance for inventory obsolescence of $599,847, the execution of in-house orders, and reductions in purchases of raw materials during the period.

Operating activities provided $7,685,132 of cash for the nine months ended June 30, 2018 compared to using cash of $415,075 of cash for the nine months ended June 30, 2017. The increase in operating cash flows was primarily due to the execution of in-house orders, and decreases in expenditures, as compared to the same period a year ago.

Investment activities used $12,845,859 of cash for the nine months ended June 31, 2018 compared to using cash of $666,849 during the nine-month period ended June 30, 2017. Investing activities for the first three quarters of 2018 were primarily driven by the Company’s investment in fixed assets for Cemtrex Advanced Technologies and Cemtrex Technologies Pvt. Ltd.

Financing activities used $617,925 of cash in the nine-month period ended June 30, 2018 as compared to providing cash of $8,390,881 in the nine-month period ended June 30, 2017. Financing activities were primarily driven by payments on bank loans, notes payable, and revolving line of credit offset by proceeds from the short-term notes payable issued for $4,025,000 (See Note 11).

Our current strategic plan includes the expansion of the Company both organically and through acquisitions if market conditions and competitive conditions allow. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. Company anticipates that it will likely raise additional external capital from the sale of common stock, preferred stock, and debt instruments as market conditions may allow to fund our growth and working capital needs. There is no guarantee that cash flow from operations and/or debt and equity vehicles will provide sufficient capital to meet our expansion goals and working capital needs.

To the extent that our internally-generated cash flow is insufficient to meet our needs, we are subject to uncertain and ever-changing debt and equity capital market conditions over which we have no control. The magnitude and the timing of the funds that we need to raise from external sources also cannot be easily predicted.

In January and February 2017, the Company received aggregate gross proceeds of $14,018,750 through the issuance of 1,401,875 shares of its Series 1 Preferred Stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and 2,803,750 series 1 warrants to purchase shares of common stock at $6.31 per share for five years. For the fiscal year ended September 30, 2017, $1,200,871 worth of dividends have been paid to holders of Series 1 Preferred Stock. In April 2018 the Company issued 91,508 shares of its Series 1 Preferred Stock to pay $915,080 worth of dividends in the form of Series 1 Preferred Stock.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018 and have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

Part II Other Information

Item 1. Legal Proceedings.

Three alleged securities class action complaints were filed against the Company and certain of its executive officers in the U.S. District Court for the Eastern District of New York on February 24, 2017. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, were consolidated into a single lawsuit on March 9, 2018. A follow-on, related derivative complaint also was filed against the Company and its executive officers and directors in New York State court on April 10, 2017. That derivative action has been stayed by agreement of the parties until after the motion to dismiss process in the consolidated alleged class actions has run its course. Pursuant to a stipulated Court schedule, plaintiffs filed an Amended Consolidated Class Action Complaint on May 7, 2018. The Company has filed a motion to dismiss this class action with the Court on July 6, 2018.

The allegations in the complaint are based on the assertions contained in a blog post published on an internet website that challenged various aspects of the Company’s stock trading and relationships. The Company denies these assertions, and filed a lawsuit seeking damages in the amount of $170 million, against the blogger who published that report on March 4, 2017 in the U.S. District Court for the Eastern District of New York. The Company voluntarily dismissed that lawsuit on June 12, 2017, because in spite of considerable effort, the Company was unable to serve the defendant blogger within the required time, but the Company has reserved the right to re-file its claims against him at a later date.

The Company believes the alleged class action and derivative litigations are without merit and intends to defend itself vigorously. The Company has retained Doug Green of Baker Hostetler, a nationally renowned law firm with no previous relationship to the Company, to defend the litigations, and intends to seek dismissal of the litigations at the earliest possible stage. The Company has to abide by the timeline set by the Court and hence cannot predict the time table of this litigation. Regardless of the merit of the claims, litigation is inherently unpredictable and may be costly, time consuming and disruptive to the Company’s business. Although the Company has an insurance policy with a $150,000 deductible in place, which covers this class action lawsuit, the Company could incur judgments or enter into settlements of claims that could adversely affect its business, operating results or cash flows

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2018, the Company issued an aggregate of 258,685 shares of common stock in exchange for aggregate consideration of $445,000, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Cemtrex, Inc.

Dated: August 14, 2018	By:	/s/ Saagar Govil.
Saagar Govil
Chief Executive Officer

Dated: August 14, 2018		/s/ Renato Dela Rama.
Renato Dela Rama
Vice President of Finance and Principal Financial Officer

