Form 10-K/A
period 2016-09-30
CEMTREX INC
filed 2018-09-07
CIK 1435064

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

As of August 31, 2018, the registrant had 12,893,889 shares of common stock outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2016 annual meeting of stockholders which was filed with the Securities and Exchange Commission on January 30, 2017.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) to the Annual Report on Form 10-K of Cemtrex, Inc. (the “Company”) for the fiscal year ended September 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2016, is being filed for the sole purpose of including a revised audit report by Bharat Parikh & Associates, the Company’s former independent registered public accountants, that excludes reference to the audit report of the other auditor of the Company’s subsidiary, Advanced Industrial Services, Inc.

Other than as expressly set forth above, no changes have been made in this Amendment to amend, modify or restate any other information or disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K. As a result, the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 continues to speak as of December 28, 2016. This Amendment should be read in conjunction with the Company’s Form 10-K and other Company filings made with the SEC.

2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

3

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement regarding the assets of ROB Holding AG, ROB Electronic GmbH, ROB Connect GmbH, and ROB Engineering dated Spetember 10, 2013. (5)
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(10)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.(1)
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC.(1)
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex, Inc.(1)
10.4	Agreement and Assignment of Membership Interests between Aron Govil and Cemtrex, Inc.(1)
10.5	8.0% Convertible Subordinated Debenture.(1)
10.6	Letter Agreement by and between Cemtrex, Inc. and Arun Govil, dated September 8, 2009.(2)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
14.1	Corporate Code of Business Ethics.(4)
21.1	Subsidiaries of the Registrant (11)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Incorporated by reference from Form 10-12G filed on May 22, 2008.
(2)	Incorporated by reference from Form 8-K filed on September 10, 2009.
(3)	Incorporated by reference from Form 8-K filed on August 22, 2016.
(4)	Incorporated by reference from Form 8-K filed on July 1, 2016.
(5)	Incorporated by reference from Form 10-K/A filed on August 25, 2016.
(6)	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
(7)	Incorporated by reference from Form 8-K/A filed on November 4, 2016.
(8)	Incorporated by reference from Form 8-K/A filed on November 9, 2016.
(9)	Incorporated by reference from Form 10-Q/A filed on November 10, 2016.
(10)	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016
(11)	Incorporated by reference from Form 10-K filed on December 28, 2016.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

September 7, 2018	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO, President & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 7, 2018	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO, President & Secretary (Principal Executive Officer)

September 7, 2018	By:	/s/ Renato Dela Rama
Renato Dela Rama,
Vice President of Finance (Principal Financial and Accounting Officer)

September 7, 2018	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

September 7, 2018	By:	/s/ Sunny Patel
Sunny Patel,
Director

September 7, 2018	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

September 7, 2018	By:	/s/ Aron Govil
Aron Govil,
Executive Director

5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors and Shareholders

Cemtrex, Inc.

19 Engineers Lane

Farmingdale

New York-NY

USA

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

For Bharat Parikh & Associates

Chartered Accountants

/s/ Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

Date: - 12/28/2016

Place: - HQ Vadodara GJ,

 India

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
Assets
Current assets
Cash and equivalents	$6,045,521	$1,486,737
Restricted Cash	698,459	-
Accounts receivable, net	13,568,727	4,771,044
Inventory, net	14,071,627	6,369,516
Prepaid expenses and other current assets	2,475,404	893,792
Deferred tax asset	67,000	-
Total current assets	36,926,738	13,521,089

Property and equipment, net	17,647,888	8,142,523
Goodwill	918,819	845,000
Other assets	540,064	35,630
Total Assets	$56,033,509	$22,544,242

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,733,459	$4,208,783
Credit card payable	294,169	-
Sales tax payable	263,107	177,795
Revolving line of credit	3,454,913	2,129,711
Accrued expenses	5,174,529	309,130
Deferred revenue	1,387,139	-
Accrued income taxes	1,042,589	73,746
Convertible notes payable	3,748,000	1,274,000
Current portion of long-term liabilities	2,056,887	654,020
Total current liabilities	25,154,792	8,827,185

Long-term liabilities
Loans payable to bank	6,402,228	2,383,815
Notes payable	1,222,158	-
Mortgage payable	3,869,066	4,088,618
Notes payable to related party	3,599,307	119,055
Total long-term liabilities	15,092,759	6,591,488
Deferred tax liabilities	94,000	-
Total liabilities	40,341,551	15,418,673

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock series A, $0.001 par value, 10,000,000 shares authorized, 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,460,283 shares issued and outstanding at September 30, 2016 and 7,158,087 shares issued and outstanding at September 30, 2015	9,460	7,158
Additional paid-in capital	5,230,745	1,020,444
Retained earnings	11,424,900	6,430,855
Accumulated other comprehensive loss	(974,147)	(333,888)
Total shareholders’ equity	15,691,958	7,125,569
Total liabilities and shareholders’ equity	$56,033,509	$22,544,242

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended September 30,
	2016	2015
Revenues
Industrial Products & Services Revenue	$49,244,011	$31,622,344
Electronics Manufacturing Services Revenue	44,460,549	25,265,045
Total revenues	93,704,560	56,887,389

Cost of revenues
Cost of Sales, Industrial Products & Services	35,496,098	24,843,753
Cost of Sales, Electronics Manufacturing Services	28,994,792	15,721,066
Total cost of revenues	64,490,890	40,564,819
Gross profit	29,213,670	16,322,570

Operating expenses
General and administrative	24,149,772	13,821,546
Total operating expenses	24,149,772	13,821,546
Operating income (loss)	5,063,898	2,501,024

Other income (expense)
Other Income (expense)	1,693,931	834,290
Interest Expense	(673,612)	(496,281)
Total other income (expense)	1,020,319	338,009

Net income (loss) before income taxes	6,084,217	2,839,033

Provision for income taxes	1,090,172	917
Net income (loss)	4,994,045	2,838,116

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(640,259)	(177,329)
Comprehensive income/(loss)	$4,353,786	$2,660,787

Income (Loss) Per Share-Basic	$0.59	$0.41
Income (Loss) Per Share-Diluted	$0.58	$0.40

Weighted Average Number of Shares-Basic	8,441,620	6,843,666
Weighted Average Number of Shares-Diluted	8,581,607	6,911,235

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series A Par Value $0.001		Common Stock Par Value $0.01		Additional	Retained Earnings	Accumulated other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comperhensive Income(loss)	Stockholders’ Equity
Balance at September 30, 2014	1,000,000	$1,000	6,766,587	$6,767	$199,562	$3,592,739	$(156,559)	$3,643,509
Foreign currency translations							$(177,329)	$(177,329)
Stock issued for employee options			16,264	$16	$44,251			$44,267
Stock issued for convertible debt			371,069	$371	$763,645			$764,016
Stock issued for services			4,167	$4	$12,986			$12,990
Net income						$2,838,116		$2,838,116
Balance at September 30, 2015	1,000,000	$1,000	7,158,087	$7,158	$1,020,444	$6,430,855	$(333,888)	$7,125,569
Foreign currency translations							$(640,259)	$(640,259)
Stock issued for employee options			7,583	$8	$51,888			$51,896
Stock issued for convertible debt			1,919,492	$1,919	$2,989,488			$2,991,407
Stock issued for services			57,661	$58	$169,242			$169,300
Stock issued for acquisition			317,460	$317	$999,683			$1,000,000
Net income						$4,994,045		$4,994,045
Balance at September 30, 2016	1,000,000	$1,000	9,460,283	$9,460	$5,230,745	$11,424,900	$(974,147)	$15,691,958

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30,
Cash Flows from Operating Activities	2016	2015
Net income	$4,994,045	$2,838,116
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,296,010	772,434
Deferred revenue	1,126,809	-
Share-based compensation	51,896	57,257
Shares issued for acquisition	1,000,000	-
Discounts on convertible debt	249,000	64,000
Interest expense on convertible debt	138,907	6,016
Deferred taxes	102,000	-
Goodwill	4,633	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(90,032)	-
Accounts receivable	(5,585,686)	(732,704)
Inventory	764,640	(99,189)
Prepaid expenses and other assets	2,342,744	(362,530)
Others	(170,926)	16,798
Accounts payable	1,376,793	1,588,110
Credit card payable	66,891	25,841
Sales tax payable	85,312	50,922
Revolving line of credit	(6,116,739)	(225,553)
Accrued expenses	4,297,221	(131,306)
Income taxes payable	961,693	11,714
Net cash provided by (used by) operating activities	7,895,211	3,879,926

Cash Flows from Investing Activities
Purchase of property and equipment	(663,834)	(1,515,861)
Redemption of short-term investments	-	559,815
Investment in subsidiary, net of cash received	(16,482,882)	-
Net cash provided by (used by) investing activities	(17,146,716)	(956,046)

Cash Flows from Financing Activities
Proceeds from notes payable	2,217,936	-
Payments on notes payable	(486,125)	-
Proceeds/(payments) on affiliated loan	3,480,252	(1,750,736)
Proceeds from bank loans	5,176,262	-
Payments on bank loans	(1,655,536)	(1,800,502)
Proceeds from convertible notes	5,077,500	1,968,000
Net cash provided by (used by) financing activities	13,810,289	(1,583,238)

Net increase (decrease) in cash	4,558,784	1,340,642
Cash beginning of period	1,486,737	146,095
Cash end of period	$6,045,521	$1,486,737

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$605,826	$312,286

Cash paid during the period for income taxes	$9,943	$5,032

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

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	September 30,
	2016	2015
Accounts receivable	$13,690,377	$4,836,046
Allowance for doubtful accounts	(121,650)	(65,002)
	$13,568,727	$4,771,044

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2016	2015
Raw materials	$9,636,142	$3,345,432
Work in progress	2,554,025	1,306,906
Finished goods	2,852,223	1,866,145
	15,042,390	6,518,483

Less: Allowance for inventory obsolescence	(970,763)	$(148,967)
Inventory –net of allowance for inventory obsolescence	$14,071,627	$6,369,516

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2016	2015
Land	$1,193,230	$1,194,979
Building	5,019,484	3,938,544
Furniture and office equipment	1,180,963	576,741
Computer software	1,377,260	286,638
Machinery and equipment	12,718,694	3,663,526
	21,489,631	9,660,428

Less: Accumulated depreciation	(3,841,743)	(1,517,905)
Property and equipment, net	$17,647,888	$8,142,523

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

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2016 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $2,201,335 and other current assets of $274,049and on September 30, 2015 the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $120,296 and other current assets of $773,496.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has Notes payable to Ducon Technologies Inc., totaling $3,599,307 and $119,055 at September 30, 2016 and September 30, 2015, respectively. These notes are unsecured and carry 5% interest per annum.

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

On June 25, 2015 the Company’s common stock commenced trading on the NASDAQ Capital Markets under the symbol “CETX” ..

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

