Form 10-K/A
period 2017-09-30
CEMTREX INC
filed 2018-09-07
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2017 annual meeting of stockholders which we filed with the Securities and Exchange Commission on February 20, 2018 and the definitive additional materials filed on February 27, 2018.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment”) to the Annual Report on Form 10-K of Cemtrex, Inc. (the “Company”) for the fiscal year ended September 30, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2017, as amended by Amendment No. 1 thereto filed with the SEC on January 29, 2018 (the “Form 10-K”), is being filed for the sole purpose of including a revised audit report by Bharat Parikh & Associates, the Company’s former independent registered public accountants, that excludes reference to the audit report of the other auditor of the Company’s subsidiary, Advanced Industrial Services, Inc.

Other than as expressly set forth above, no changes have been made in this Amendment to amend, modify or restate any other information or disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K. As a result, the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 continues to speak as of December 13, 2017. This Amendment should be read in conjunction with the Company’s Form 10-K and other Company filings made with the SEC.

2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

3

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement regarding the assets of ROB Holding AG, ROB Electronic GmbH, ROB Connect GmbH, and ROB Engineering dated September 10, 2013. (5)
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(12)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (15)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.1	Cemtrex Lease Agreement-Ducon Technologies, Inc.(1)
10.2	Lease Agreement between Daniel L. Canino and Griffin Filters, LLC.(1)
10.3	Asset Purchase Agreement between Ducon Technologies, Inc. and Cemtrex, Inc.(1)
10.4	Agreement and Assignment of Membership Interests between Aron Govil and Cemtrex, Inc.(1)
10.5	8.0% Convertible Subordinated Debenture.(1)
10.6	Letter Agreement by and between Cemtrex, Inc. and Arun Govil, dated September 8, 2009.(2)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Nonstatutory Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1,2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
14.1	Corporate Code of Business Ethics.(4)
21.1	Subsidiaries of the Registrant (16)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Letter from Bharat Parikh & Associates regarding securities class action complaints.(16)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

4

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

5

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

September 7, 2018	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

September 7, 2018	By:	/s/ Renato Dela Rama .
Renato Dela Rama,
Vice President of Finance (Principal Financial and Accounting Officer)

September 7, 2018	By:	/s/ Raju Panjwani >
Raju Panjwani,
Director

September 7, 2018	By:	/s/ Sunny Patel >
Sunny Patel,
Director

September 7, 2018	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

September 7, 2018	By:	/s/ Aron Govil .
Aron Govil,
Executive Director

6

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

For Bharat Parikh & Associates

Chartered Accountants

/s/ Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

Registered with PCAOB

Date: - 12/13/2017

Place: - HQ Vadodara GJ,

              India

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016

Assets
Current assets
Cash and equivalents	$10,442,857	$6,045,521
Restricted Cash	1,531,895	698,459
Accounts receivable, net	15,461,139	13,568,727
Inventory, net	17,271,882	14,071,627
Prepaid expenses and other current assets	1,720,864	2,475,404
Deferred tax asset	-	67,000
Total current assets	46,428,637	36,926,738

Property and equipment, net	20,118,311	17,647,888
Goodwill	3,322,818	918,819
Other assets	311,607	540,064
Total Assets	$70,181,373	$56,033,509

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,945,153	$7,733,459
Credit card payable	165,111	294,169
Sales tax payable	550,532	263,107
Revolving line of credit	4,466,218	3,454,913
Accrued expenses	3,614,415	5,174,529
Deferred revenue	463,022	1,387,139
Accrued income taxes	1,553,665	1,042,589
Convertible notes payable	220,000	3,748,000
Current portion of long-term liabilities	2,084,084	2,056,887
Total current liabilities	20,062,200	25,154,792

Long-term liabilities
Loans payable to bank	5,175,276	6,402,228
Notes payable	241,200	1,222,158
Mortgage payable	3,819,392	3,869,066
Notes payable to related party	-	3,599,307
Total long-term liabilities	9,235,868	15,092,759
Deferred tax liabilities	1,891,000	94,000
Total liabilities	31,189,068	40,341,551

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series A, 1,000,000 shares authorized, issued and outstanding at September 30, 2017 and September 30, 2016	1,000	1,000
Series 1, 3,000,000 shares authorized, 1,822,660 and no shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	1,824	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 10,404,434 shares issued and outstanding at September 30, 2017 and 9,460,283 shares issued and outstanding at September 30, 2016	10,404	9,460
Additional paid-in capital	24,694,324	5,230,745
Retained earnings	14,418,245	11,424,900
Accumulated other comprehensive loss	(133,492)	(974,147)
Total shareholders’ equity	38,992,305	15,691,958
Total liabilities and shareholders’ equity	$70,181,373	$56,033,509

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the twelve months ended September 30,
	2017	2016
Revenues
Industrial Products & Services Revenue	$56,569,266	$49,244,011
Electronics Manufacturing Services Revenue	64,058,934	44,460,549
Total revenues	120,628,200	93,704,560

Cost of revenues
Cost of Sales, Industrial Products & Services	40,117,904	35,496,098
Cost of Sales, Electronics Manufacturing Services	40,596,744	28,994,792
Total cost of revenues	80,714,648	64,490,890
Gross profit	39,913,552	29,213,670

Operating expenses
General and administrative	34,797,874	24,149,772
Total operating expenses	34,797,874	24,149,772
Operating income	5,115,678	5,063,898

Other income (expense)
Other Income (expense)	313,837	1,693,931
Interest Expense	(923,952)	(673,612)
Total other income (expense)	(610,115)	1,020,319

Net income before income taxes	4,505,563	6,084,217

Provision for income taxes	115,648	1,090,172
Net income	4,389,915	4,994,045

Preferred dividends paid	1,200,871	-
Net income available to common shareholders	3,189,044	4,994,045

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	840,655	(974,147)
Comprehensive income available to common shareholders	$4,029,699	$4,019,898

Income Per Common Share-Basic	$0.32	$0.59
Income Per Common Share-Diluted	$0.31	$0.59

Weighted Average Number of Common Shares-Basic	10,013,378	8,441,620
Weighted Average Number of Common Shares-Diluted	10,175,736	8,514,772

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series A Par		Preferred Stock Series 1 Par		Common Stock Par			Retained	Accumulated
	Value $0.001		Value $0.001		Value $0.01		Additional	Earnings	other	Total
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at October 1, 2015	1,000,000	$1,000		$-	7,158,087	$7,158	$1,020,444	$6,430,855	$(333,888)	$7,125,569
Foreign currency translations									$(640,259)	$(640,259)
Stock issued for employee options					7,583	$8	$51,888			$51,896
Stock issued for convertible debt					1,919,492	$1,919	$2,989,488			$2,991,407
Stock issued for services					57,661	$58	$169,242			$169,300
Stock issued for acquisition					317,460	$317	$999,683			$1,000,000
Net income								$4,994,045		$4,994,045
Balance at September 30, 2016	1,000,000	$1,000	-	$-	9,460,283	$9,460	$5,230,745	$11,424,900	$(974,147)	$15,691,958
Foreign currency translations									$840,655	$840,655
Stock issued for employee options					37,500	$38	$67,462			$67,500
Stock issued for convertible debt					1,237,105	$1,237	$3,690,391			$3,691,628
Stock issued for services					33,074	$33	$108,585			$108,618
Stock repurchased and retired					(363,528)	$(364)	$(1,344,230)			$(1,344,594)
Preferred stock purchased during rights offering			1,736,858	$1,737			$16,073,525			$16,075,262
Dividends paid			86,793	$87			$867,846	$(1,396,570)		$(528,637)
Net income								$4,389,915		$4,389,915
Balance at September 30, 2017	1,000,000	$1,000	1,823,651	$1,824	10,404,434	$10,404	$24,694,324	$14,418,245	$(133,492)	$38,992,305

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended September 30,
	2017	2016
Cash Flows from Operating Activities

Net income	$4,389,915	$4,994,045
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,141,610	2,296,010
Deferred revenue	(924,117)	1,126,809
Share-based compensation	67,500	51,896
Shares issued for professional services	108,617	-
Shares issued for acquisition	-	1,000,000
Discounts on convertible debt	-	249,000
Interest expense on convertible debt	163,628	138,907
Deferred taxes	(539,999)	102,000
Goodwill	-	4,633
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Restricted cash	(833,436)	(90,032)
Accounts receivable	(1,892,412)	(5,585,686)
Inventory	(3,200,255)	764,640
Prepaid expenses and other assets	754,540	2,342,744
Others	228,457	(170,926)
Accounts payable	(788,306)	1,376,793
Credit card payable	(129,058)	66,891
Sales tax payable	287,425	85,312
Revolving line of credit	1,011,305	(6,116,739)
Accrued expenses	(1,248,763)	4,297,221
Income taxes payable	511,076	961,693
Net cash provided by operating activities	1,107,727	7,895,211

Cash Flows from Investing Activities
Purchase of property and equipment	(5,677,666)	(663,834)
Gain on disposal of property and equipment	65,633	-
Investment in subsidiary, net of cash received	-	(16,482,882)
Purchase and retirement of common stock	(1,344,594)	-
Net cash provided by (used by) investing activities	(6,956,627)	(17,146,716)

Cash Flows from Financing Activities
Proceeds from notes payable	-	2,217,936
Payments on notes payable	(980,958)	(486,125)
Proceeds/(payments) on affiliated loan	(259,474)	3,480,252
Proceeds from bank loans	-	5,176,262
Payments on bank loans	(801,997)	(1,655,536)
Proceeds from convertible notes	-	5,077,500
Net proceeds from subscription rights offering	12,817,302	-
Dividends paid	(528,637)	-
Net cash provided by (used by) financing activities	10,246,236	13,810,289

Net increase (decrease) in cash	4,397,336	4,558,784
Cash beginning of period	6,045,521	1,486,737
Cash end of period	$10,442,857	$6,045,521

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$920,918	$312,286

Cash paid during the period for income taxes	$73,921	$5,032

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

The following tables present information about the Company’s assets measured at fair value as of September 30, 2017 and September 30, 2016:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2017
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2016
Assets
Investment in certificates of deposit
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

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

Amount	Maturity period	Interest rate	Conversion price	Conversion period
220,000	12 Months	10%	$6.50	6 Months
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

