Form 10-K
period 2018-09-30
CEMTREX INC
filed 2019-01-11
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30-30 47th Avenue, Long Island City, NY	11101
(Address of principal executive offices)	(Zip code)

Registrant telephone number, including area code: 631-756-9116

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Preferred Stock, Series 1 $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2018, the number of the registrant’s common stock held by non-affiliates of the registrant was 5,777,402 and the aggregate market value $16,523,370 based on the average bid and asked price of $2.86 on March 31, 2018.

As of January 4, 2019, the registrant had 13,184,466 shares of common stock outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2019 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

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

Part I.

Item 1. BUSINESS

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small environmental monitoring instruments company into a world leading multi-industry technology company. The Company drives innovation in a wide range of sectors, including smart technology, virtual and augmented realities, advanced electronic systems, industrial solutions, and intelligent security systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the IoT, Wearables and Smart Devices, such as the SmartDesk. Through our advanced engineering and product design, we deliver progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance. Through its Cemtrex VR division, the Company is developing a wide variety of applications for virtual and augmented reality markets.

Cemtrex has developed a cutting edge IoT product, the SmartDesk, over the last eighteen months to revolutionize the desktop PC market. The SmartDesk is custom engineered and manufactured by Cemtrex with over eighteen patents pending around the product. SmartDesk combines and reimagines the needs of the modern office workstation in a sleek, clutter-free design. The product includes 72 inches of touch display monitors, proprietary patent-pending touch and gesture control, digital phone and webcam, integrated document scanner, wireless smartphone charging, and a built-in keyboard / trackpad with an electric-powered, adjustable-height desk.

The Company is marketing this product to both consumers and enterprises alike. The Company currently markets this product directly to consumers but is also bringing on value added resellers (VARs) to reach enterprise customers. Cemtrex has received pre-orders from large Fortune 500 organizations like Black & Decker and United airlines to The Company will start fulfilling most SmartDesk orders in its fiscal second quarter. The Company also offers white glove installation, extended warranties, and accessories to go along with the SmartDesk.

Electronics Manufacturing (EM)

Cemtrex’s Electronics Manufacturing (EM) segment provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

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

Industrial Technology (IT)

Cemtrex’s Industrial Technology (IT) segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. The segment also sells a complete line of air filtration and environmental control products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

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

The Company began taking reservations for the SmartDesk on May 22, 2018 with most customers starting to receive delivery of the SmartDesk in the second quarter of fiscal 2019. The Company has received reservations for a total number of 815 reservations for SmartDesk as of December 15, 2018. The Company expects to convert these reservations in to orders and thus sales in fiscal 2019. The Company anticipates that demand will continue to rise for the SmartDesk as the Company increases its marketing efforts and deliveries start taking place.

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

In January 2018, the Company completed the consolidation of its Paderborn EM factory into the EM factory at Neulingen, Germany to create economies of scale. However, the ROB Logistics and ROB Assets subsidiaries remained at the Paderborn location.

The Company continues to experience weakness in new orders in its environmental control products markets both domestically and internationally. Revenues in that segment continue to be down as fewer number of projects are being decided and awarded due to relaxation of numerous environmental regulations under the United States Presidential administration. Company has shifted its focus into smart devices and virtual reality applications, and hence the Company will continue to reduce its presence in the environmental control products markets in the coming year.

VICON INDUSTRIES, INC.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), (“Vicon”), from former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of Cemtrex common stock. Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries. The Company had elected to account for Vicon using the equity method.

On August 8, 2018, the Company entered into a Research and Development Services Agreement (the “Agreement”) with Vicon to provide Vicon with outsourced software development services. Vicon is transitioning its principal Israeli based software development activities to the Company’s India based services group, which has now assumed principal software coding and test responsibilities for Vicon. The outsourcing of these activities is expected to materially reduce the Vicon’s software development costs and provide development efficiencies, which should help expedite its software roadmap. The terms of the Agreement, among other things, set forth the scope of services, consideration, developed technology ownership, non-disclosure and safeguard of Vicon’s software code. Pursuant to an informal agreement, $356,055 of fees were billed to Vicon during the year ended September 30, 2018 in connection with the transition of software development activities.

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

COMPETITION

To the best of Company’s knowledge, the Company believes that its flagship product SmartDesk does not have any competition at the present time. However, Company faces substantial competition in each of its other products & services and principal markets. Most of its competitors are larger and have greater financial resources than the Company; several are divisions of multi-national companies. The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of its products, systems and services. Additionally, the Company’s management believes that the successful delivery, installation and performance of the Company’s products and systems is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

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

INTELLECTUAL PROPERTY

Over the years, the Company has developed proprietary technologies that give it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property. The Company has filed 18 patent applications related to the development of SmartDesk. Cemtrex continues to invest in research and development with intention of developing proprietary technology and intellectual property.

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

The Company has been selling SmartDesk directly from its website whereby customers can place pre-orders and give a nominal deposit. Company has been marketing SmartDesk on social media sites such as Facebook and Instagram as well as showcasing the product at several trade shows. The Company plans to bring on resellers to market the product to enterprise clients and increase its overall marketing and sales efforts.

CUSTOMERS

The Company’s principal customers are engaged in automotive, medical, industrial automation, power, manufacturing, chemical, packaging, printing, electronics, mining, and metallurgical processing. Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. For several years, the Company has marketed its products as integrated custom engineered systems and solutions. No one single customer accounts for more than 10% of its annual sales.

For the AT segment, the Company is responsible for the design, production, supply, and delivery of products to its customers. In order to satisfy customer orders, the Company must consistently meet production deadlines and maintain a high standard of quality.

For the IT segment, the Company is responsible to its customers for all phases of the design, assembly, supply and, if included, field installation of its products and systems. The successful completion of a project is generally determined by a successful operational test of the supplied equipment conducted by our field service technician in the presence of the customer.

For the EM segment, the company is responsible for the prototype design, production, supply, and delivery of products to its customers. In order to satisfy customer orders, the Company must consistently meet production deadlines and maintain a high standard of quality.

INSURANCE

The Company currently maintains different types of insurance, including general liability and property coverage. The Company also maintains product liability insurance with respect to its products and equipment. Management believes that the insurance coverage that it has is adequate for its current business needs.

EMPLOYEES

The Company employs approximately 496 full-time employees and approximately 24 part-time employees as of January 4, 2019, including 70 engaged in engineering, 315 in manufacturing & field service and 135 in administrative, sales and marketing functions.

GOVERNMENT REGULATION

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations.

Management believes that the existence of governmental regulations creates demand for the Company’s environmental control systems. Significant environmental laws, particularly the Federal Clean Air Act, have been enacted in response to public concern about the environment. The Company believes that compliance with and enforcement of these laws and regulations create the demand for its environmental control related products and systems. When these regulations are relaxed or aren’t enforced then the demand for the Company’s Environmental control products goes down.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated audited financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future development.

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

In the event that we need to raise significant amounts of external capital at any time or over an extended period, we face a risk that we may need to do so under adverse capital market conditions with the result that our existing shareholders, as well as persons who acquire our common stock, may incur significant and immediate dilution should we raise capital from the sale of our common or preferred stock. Similarly, we may need to meet our external capital needs from the sale of secured or unsecured debt instruments at interest rates and with such other debt covenants and conditions as the market then requires. In all of these transactions we anticipate that we will likely need to raise significant amounts of additional external capital to support our growth. However, there can be no guarantee that we will be able to raise external capital on terms that are reasonable in light of current market conditions. In the event that we are not able to do so, those who acquire our common stock may face significant and immediate dilution and other adverse consequences. Further, debt covenants contained in debt instruments that we issue may limit our financial and operating flexibility with consequent adverse impact on our common stock market price.

We are substantially dependent upon the success and continued market acceptance of our technology and a favorable regulatory environment; the absence of which may significantly reduce our sales, profits and cash flow and adversely impact our financial condition.

As noted under “Recent Developments,” the recent reduction of emissions control regulations has adversely impacted the market for our environmental control products business. In addition to overall reduced market demand, other competing technologies may be offered by both existing competitors or by those that enter the market and these competing technologies may offer a better cost-benefit ratio than our products and/or at lower prices with the result that our sales, profits, and cash flow may suffer significantly over an extended period with serious adverse impact on our financial condition.

Our future operating results depend in part on continued successful research, development and marketing of new and improved products and services through our new subsidiary Cemtrex Advanced Technologies, and there can be no assurance that we will successfully introduce new products and services into the market.

The success of new and improved products and services through our Cemtrex Advanced Technologies Inc. subsidiary depends on our research and development efforts and the initial acceptance of our products by consumers. This is a new line of business for our company, and our management has limited experience with consumer products in general, and with IoT products in particular. Our business is affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services and may develop new types of products for which there might be little market demand, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

We have substantial debt which could adversely affect our ability to raise additional capital to fund operations and prevent us from meeting our obligations under outstanding indebtedness.

As of September 30, 2018, our total indebtedness was approximately $19 million, including a revolving line of credit of $2.64 million, a secured loan of $3.49 million, short-term notes payable of $3.2 million, non-convertible notes payable of $241,200, bank loans of $5.60 million and mortgage of $3.8 million. Approximately $10.9 million of such debt is classified as current and approximately $225,000 of such debt was repaid subsequent to September 30, 2018 in the form of shares of our common stock. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance our indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond management’s control. If we are unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could impair our liquidity. Any refinancing of indebtedness, if available at all, could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. Despite our significant amount of indebtedness, we may need to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial debt.

Our ability to secure and maintain sufficient credit arrangements is key to our continued operations and there is no assurance we will be able to obtain sufficient additional equity or debt financing in the future.

There is no assurance that we will be able to retain or renew our credit agreements and other finance agreements in the future. In the event our company grows rapidly, the uncertain economic climate continues or we acquire one or more other companies, additional financing resources will likely be necessary in the current or future fiscal years. As a smaller public company with a limited ability to attract and obtain financing, there is no assurance that we will be able to obtain sufficient additional equity or debt financing in the future on terms that are reasonable in light of current market conditions.

Our sales and gross margins depend significantly on market demand for our products, as to which there can be no assurance.

The uncertainty in the United States and in the international economic and political environment could result in a decline in demand for our products in any industry. Our gross margins are dependent upon our ability to maintain sales volumes at levels that allow us to cover our fixed costs and variable costs per unit. To the extent that one or more product lines experience a significant and protracted decline in sales volume, we may experience significant declines in our gross margins that may result in losses. Further, any adverse changes in tax rates and laws affecting our customers could result in decreases in demand of our products and thus decrease our gross margins. Any of these factors could negatively impact our business, results of operations and financial condition.

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

In these circumstances, we anticipate that we could be required to increase or decrease staffing and more closely manage other expenses in order to meet the anticipated demand of our existing and future customers. Orders from our customers are subject to cancellation, and delivery schedules from our customers fluctuate as a result of changes in our customers’ demand, thereby adversely affecting our results of operations, and may result in higher inventory levels. Higher inventory levels may cause us to need greater external financing, which adversely affects our financial performance.

Our products face competitive challenges, including rapid technological changes, and pricing pressure from competitors, which could adversely affect our business.

All of our product lines are subject to significant competition from existing and future competitors, market conditions and technological change, or a combination of them, and our sales revenues and gross margins may suffer protracted and serious declines with the result that we would likely incur protracted losses. Further, the barriers to entry in several of our lines of business are not so significant that we may be facing competition from others who see significant opportunities to enter the market and undercut our prices with products that possess superior technological attributes at prices that offer our customers a better value. In this instance, we could incur protracted and significant losses and persons who acquire our common stock would suffer losses thereby.

Factors affecting the industries that utilize our products could negatively impact our customers and us.

We have no real control over factors affecting the industries that utilize our products and to the extent that any one or more of these industries change dramatically, we may be facing significant financial challenges that are in excess of our existing capabilities. These factors include:

●	increased competition among our customers and their competitors;
●	the inability of our customers to develop and market their products;
●	recessionary periods in our customers’ markets;
●	the potential that our customers’ products become obsolete;
●	our customers’ inability to react to rapidly changing technology; and
●	our customers’ inability to pay for our products, which could, in turn, affect the company’s results of operations.

If we are unable to develop new products, our competitors may develop and market products with better features that may reduce demand for our existing and potential products or otherwise result in our products becoming obsolete and could materially and adversely affect our ability to sustain profitability.

There are many larger competitors who compete directly with us and who have significantly greater financial, technological and research resources. This may serve to severely damage our ability to market and sell our products at price levels that would allow us to achieve and maintain profit margins and positive cash flow.

We are a smaller public company and we face rapid technological change in many of our product markets and we may not be able to introduce any successful new products or any enhancements to our existing products on a timely basis, or at all. This could result in prolonged and significant losses. In addition, our introduction of new products could adversely affect sales of certain of our existing products if these new products directly compete with our existing products. If our competitors develop innovative technologies that are superior to our products or if we fail to accurately anticipate market trends and respond on a timely basis with our own innovations, we may not achieve sufficient growth in its revenues to attain profitability or if we do, we may not be able sustain profitability.

We have grown through acquisitions and are continuously looking to fund other acquisitions; our failure to raise funds for acquisitions may have the effect of slowing down our growth and our use of funds for acquisitions subjects us to acquisition-related risks.

We intend to make acquisitions of complementary (including competitive) businesses, products and technologies. However, any future acquisitions may result in material transaction costs, increased interest and amortization expenses related to goodwill and other intangible assets, increased depreciation expense and increased operating expenses, any of which could have an adverse effect on our operating results and financial position. Acquisitions will require integration of acquired assets and management into our operations to realize economies of scale and control costs. Acquisitions may involve other risks, including diversion of management attention that would otherwise be available for ongoing internal development of our business and risks inherent in entering markets in which we have no or limited prior experience. In connection with future acquisitions, we may make potentially dilutive issuances of equity securities. In addition, consummation of acquisitions may subject us to unanticipated business uncertainties, contingent liabilities or legal matters relating to those acquired businesses for which the sellers of the acquired businesses may not fully indemnify us. There can be no assurance that our business will grow through acquisitions, as anticipated.

Three securities class action complaints have been filed against us and certain of our executive officers that challenged various aspects of our stock trading and relationships, the results of which are inherently unpredictable.

Three securities class action complaints were filed against our company and certain of our executive officers in the U.S. District Court for the Eastern District of New York on February 24, 2017. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, were consolidated into a single lawsuit on March 9, 2018. A follow-on, related derivative complaint also was filed against us and our executive officers and directors in New York State court on April 10, 2017. That derivative action has been stayed by agreement of the parties until after the motion to dismiss process in the consolidated alleged class actions has run its course. Pursuant to a stipulated District Court schedule, plaintiffs filed an Amended Consolidated Class Action Complaint on May 7, 2018. We filed a motion to dismiss this class action with the Court on July 6, 2018. On October 4, 2018, the Company reached a settlement on the securities class action litigation through a mediator for an amount of $625,000 and also reached a settlement on Derivative action for an amount of $100,000. This settlement is subject to a final court approval which will take several months. The settlement amounts shall be paid by the Company’s insurance carrier.

The loss of the services of Saagar Govil for any reason would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Saagar Govil, our Chairman, President and Chief Executive Officer. Saagar Govil possesses engineering, sales and marketing experience concerning our company that our other officers do not have. We have not entered into an employment arrangement with Mr. Govil. There can be no assurance that Saagar Govil will continue to provide services to us. A voluntary or involuntary departure by Saagar Govil could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for them in a timely manner.

Risks Related to Our Common Stock

Our management stockholders have significant stockholdings in and influence over our company which could make it impossible for public stockholders to influence the affairs of our company.

We are a “controlled company” under Nasdaq Listing Rules. Approximately 59% of our outstanding voting shares, which includes our common stock, Series A preferred stock and Series 1 preferred stock, are beneficially held by Aron Govil, our Executive Director, and Saagar Govil, our Chairman, President and Chief Executive Officer. Pursuant to the certificate of designation for our Series A preferred stock, each outstanding share of Series A preferred stock is entitled to the number of votes equal to the result of (i) the total number of shares of our common stock outstanding at the time of such vote multiplied by 1.01, divided by (ii) the total number of shares of our Series A preferred stock outstanding at the time of such vote, at each meeting of stockholders of our company with respect to any and all matters presented to our stockholders for their action or consideration, including the election of directors. As a result of Aron Govil’s and Saagar Govil’s ownership of our common stock and Aron Govil’s ownership of our Series A preferred stock and Series 1 preferred stock, our management stockholders control, and will control in the future, substantially all matters requiring approval by the stockholders of our company, including the election of all directors and approval of significant corporate transactions. This could make it impossible for public stockholders to influence the affairs of our company.

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

Our common stock is listed for trading on the Nasdaq Capital Market. If our stockholders sell substantial amounts of our common stock in the public market, including the shares of common stock issuable upon the exercise of our Series 1 warrants and stock options, and shares issued as consideration in future acquisitions, or the market perceives that such sales may occur, the market price of our common stock could fall and we may be unable to sell our common stock in the future.

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our common stock may fluctuate substantially due to a variety of factors, including:

●	our business strategy and plans;
●	changing factors related to doing business in various jurisdictions within the United States;
●	new regulatory pronouncements and changes in regulatory guidelines and timing of regulatory approvals;
●	general and industry-specific economic conditions;
●	additions to or departures of our key personnel;
●	variations in our quarterly financial and operating results;
●	changes in market valuations of other companies that operate in our business segments or in our industry;
●	lack of trading liquidity;
●	announcements about our business partners;
●	changes in accounting principles; and
●	general market conditions.

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

Our Series 1 preferred stock and all of our existing and future indebtedness rank senior to our common stock in the event of a liquidation, winding up or dissolution of our business.

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series 1 preferred stock before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and Series 1 preferred stock, to pay anything to common stockholders. As of September 30, 2018, we had total consolidated debt of approximately $32 million and 1,914,168 shares of Series 1 preferred stock outstanding. Any liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on holders of our common stock.

Our common stockholders may be adversely affected by the issuance of any subsequent series of preferred stock.

Our certificate of incorporation does not restrict our ability to offer one or more additional new series of preferred stock, any or all of which may rank equally with or have preferences over our common stock as to dividend payments, voting rights, rights upon liquidation or other types of rights. We would have no obligation to consider the specific interests of the holders of common stock in creating any such new series of preferred stock or engaging in any such offering or transaction. Our creation of any new series of preferred stock or our engaging in any such offering or transaction could have a material adverse effect on holders of our common stock.

The public trading market for the common stock may be limited in the future.

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol CETX. The trading volume fluctuates and there have been time periods during which the common stock trading volume has been limited. Management can make no assurances that trading volume will not be similarly limited in the future. Without an active trading market, there can be no assurance of any liquidity or resale value of the common stock, and stockholders may be required to hold their shares of common stock for an indefinite period of time.

We may not pay cash dividends on our common stock.

During fiscal year 2017, our Board of Directors approved a dividend on our common stock. There can be no assurance that we will pay cash dividends on our common stock in the future. Any decision to pay cash dividends will depend upon our profitability at the time, cash available and other relevant factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following properties:

The Company has moved its corporate activities to Long Island City with a lease of 12,000 square feet at a rate of $30,000 per month that expires May 31, 2020.

The Company’s IT segment leases (i) approx. 5,000 square feet of office and warehouse space in Liverpool, New York from a third party in a month to month lease at a monthly rent of $2,200, (ii) approximately 25,000 square feet of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2022, (iii) approximately 43,000 square feet of office and warehouse space in York, PA from a third party in a seven year lease at a monthly rent of $21,825 expiring on December 13, 2022, (iv) approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,555 expiring on August 31, 2019.

The Company’s EM segment owns a 70,000 square-foot manufacturing building in Neulingen. The EM segment also leases (i) a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten-year lease at a monthly rent of $9,363 (€8,000) expiring on May 31, 2019, (ii) approximately 86,000 square feet of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of $51,480 (€44,000) which expires on September 30, 2018, this lease was not renewed.

The Company’s AT segment leases approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an eighteen-month lease at a monthly rent of $6,265 (INR454,365) expiring on September 6, 2019

ITEM 3. LEGAL PROCEEDINGS

Three alleged securities class action complaints have been filed against Cemtrex and certain of its executive officers that challenged various aspects of Cemtrex’s stock trading and relationships, the results of which are inherently unpredictable. These three alleged securities class action complaints were filed against Cemtrex and certain of its executive officers in the U.S. District Court for the Eastern District of New York on February 24, 2017. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, will be consolidated into a single lawsuit following decisions on motions to consolidate filed with the Court on April 25, 2017. A follow-on, related derivative complaint was also filed against Cemtrex and its executive officers and directors in New York State court on April 10, 2017. That derivative action had been stayed by agreement of the parties until after the motion to dismiss process in the consolidated alleged class actions has run its course. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, were consolidated into a single lawsuit on March 9, 2018. Pursuant to a stipulated District Court schedule, plaintiffs filed an Amended Consolidated Class Action Complaint on May 7, 2018. The Company filed a motion to dismiss this class action with the Court on July 6, 2018. On October 4, 2018, the Company reached a settlement on the securities class action litigation through a mediator for an amount of $625,000 and also reached a settlement on Derivative action for an amount of $100,000. This settlement is subject to a final court approval which will take several months. The settlement amounts shall be paid by the Company’s insurance carrier.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX”.

As of January 4, 2019, the Company had 68 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value per share. On January 4, 2019, there were 13,184,466 shares of common stock issued and outstanding, 1,000,000 shares of Series A preferred stock issued and outstanding, and 2,009,946 shares of Series 1 preferred stock issued and outstanding.

On June 25, 2015, the Company’s common stock commenced trading on the NASDAQ Capital Markets under the symbol “CETX”. Prior to June 25, 2015 the Company’s Common Stock traded on the over-the-counter bulletin board trading system. The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2016, 2017 and 2018 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

		Stock Price
Year	Fiscal Period	High	Low
2018	4th Quarter	$2.26	$1.41
	3rd Quarter	$2.93	$2.05
	2nd Quarter	$3.04	$2.46
	1st Quarter	$3.01	$2.48
2017	4th Quarter	$3.65	$2.74
	3rd Quarter	$3.94	$3.06
	2nd Quarter	$8.00	$3.04
	1st Quarter	$7.34	$3.74
2016	4th Quarter	$5.95	$3.71
	3rd Quarter	$3.69	$1.90
	2nd Quarter	$2.85	$1.65
	1st Quarter	$3.44	$2.36

As reported by NASDAQ Capital Markets, on January 4, 2019 the closing sales price of the Company’s Common Stock was $0.73 per share.

Dividend Policy

On April 19, 2017, the Company’s Board of Directors approved a dividend on the common stock of the Company. There can be no assurance that the Company will pay cash dividends on its common stock in the future. Any decision to pay cash dividends will depend upon the Company’s profitability at the time, cash available and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and their pricing; unexpected manufacturing or supplier problems; the Company’s ability to maintain sufficient credit arrangements; changes in governmental standards by which our environmental control products are evaluated and the risk factors reported from time to time in the Company’s SEC reports, including this report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

Overview

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small environmental monitoring instruments company into a world leading multi-industry technology company. The Company drives innovation in a wide range of sectors, including smart technology, virtual and augmented realities, advanced electronic systems, industrial solutions, and intelligent security systems.

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the IoT, Wearables and Smart Devices, such as the SmartDesk. Through our advanced engineering and product design, we deliver progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance. Through its Cemtrex VR division, the Company is developing a wide variety of applications for virtual and augmented reality markets.

Cemtrex has developed a cutting edge IoT product, the SmartDesk, over the last eighteen months to revolutionize the desktop PC market. The SmartDesk is custom engineered and manufactured by Cemtrex with over eighteen patents pending around the product. SmartDesk combines and reimagines the needs of the modern office workstation in a sleek, clutter-free design. The product includes 72 inches of touch display monitors, proprietary patent-pending touch and gesture control, digital phone and webcam, integrated document scanner, wireless smartphone charging, and a built-in keyboard / trackpad with an electric-powered, adjustable-height desk.

The Company is marketing this product to both consumers and enterprises alike. The Company currently markets this product directly to consumers but is also bringing on value added resellers (VARs) to reach enterprise customers. Cemtrex has received pre-orders from large Fortune 500 organizations like Black & Decker and United Airlines. The Company will start fulfilling most SmartDesk orders in its fiscal second quarter. The Company also offers white glove installation, extended warranties, and accessories to go along with the SmartDesk.

The Company began taking reservations for the SmartDesk on May 22, 2018 with most customers starting to receive delivery of the SmartDesk in the second quarter of fiscal 2019. The Company has received reservations for a total number of 815 reservations for SmartDesk as of December 15, 2018. The Company expects to convert these reservations in to orders and thus sales in fiscal 2019. The Company anticipates that demand will continue to rise for the SmartDesk as the Company increases its marketing efforts and deliveries start taking place.

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

Industrial Technology (IT)

Cemtrex’s Industrial Technology (IT) segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. The segment also sells a complete line of air filtration and environmental control products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

Please see Note 2 for detailed information regarding our significant accounting policies and estimates in the Notes to Consolidated Financial Statements in this 2018 Form 10-K.

Results of Operations - For the fiscal years ending September 30, 2017 and 2016

Total revenue for the years ended September 30, 2018 and 2017 was $89,936,519 and $120,628,200, respectively, a decrease of $30,691,681, or 25%. Net income/loss for the years ended September 30, 2018 and 2017 was a loss of $9,240,409 and income of $4,389,915, respectively, a decrease of $13,630,324 or 310%. Total revenue for the fiscal year decreased, as compared to total revenue in the same period last year, due to the loss of two customers in the Electronics Manufacturing segment going into 2018, one as result of consolidation and other due to obsolescence of their product and lower sales in the Industrial Technology segment due to the softening demand for environmental products. Net income available to common shareholders decreased due to lower revenues from the loss of two customers in the Electronics Manufacturing segment going into 2018, one as result of consolidation and other due to obsolescence of their product and lower revenues in the Industrial Technology segment in response the decline in demand for environmental products and increased one-time expenses in research and development required to finish development of the SmartDesk and increased sales & marketing expenses related to the business development of SmartDesk and VR applications in the Advanced Technologies segment as well as the acquisition of the variable interest entity Vicon Industries, Inc.

Revenues

Our Advanced Technologies segment revenues for the year ended September 30, 2018 was $1,765,106. This is a new segment for the company and we anticipate revenues to grow with development and investment in this division.

Our Electronics Manufacturing segment revenues for the year ended September 30, 2018 decreased by $11,527,951, or 18% to $52,530,983 from $64,058,934 for the year ended September 30, 2017. The primary reason for decreased sales was due to due to the loss of two customers in the EM segment going into 2018, one as result of consolidation and other due to obsolescence of their product. However currently, the Company’s EM backlog is approximately $52,000,000.

Our Industrial Technology segment revenues for the year ended September 30, 2018 decreased by $20,928,836 or 37%, to $35,640,430 from $56,569,266 for the year ended September 30, 2017. The decrease was primarily due to decreased demand for environmental products globally and as result of relaxation of environmental regulations by the current administration.

Gross Profit

Gross Profit for the year ended September 30, 2018 was $31,385,257 or 35% of revenues as compared to gross profit of $39,913,552 or 33% of revenues for the year ended September 30, 2017. The increase in gross profit percentage in the year ended September 30, 2018, as compared to the prior year, was a direct result of projects with higher profit margins.

General and Administrative Expenses

General and Administrative Expenses for the year ended September 30, 2018 increased $1,929,366 or 6% to $36,727,240 from $34,797,874 for the year ended September 30, 2017. General and Administrative Expenses as a percentage of revenue increased in the year ended September 30, 2018 to 41% from 29% in the year ended September 30, 2017. The increases in General and Administrative Expenses in both dollars and as a percentage of revenue are the result of increased sales and marketing expenses, increased acquisition costs and the recognition of share-based compensation as well as overall decreases in sales.

Research and Development Expenses

Research and Development expenses for the year ended September 30, 2018 was $5,558,682. Research and Development expenses have increased due to the development of SmartDesk and VR applications by the Company’s Advanced Technologies segment through the recently formed subsidiaries Cemtrex Advanced Technologies, Inc. and Cemtrex Technologies Pvt, Ltd,.

Other Income/(Expense)

Interest and other income/(expense) for fiscal 2018 was $275,047 as compared to $(610,115) for fiscal 2017. For fiscal year 2018 other income/(expense) was due was primarily due to a one-time income on debt forgiveness as a result of the consolidation of the manufacturing facilities in Germany and one-time expenses related to the debt financing activities.

Provision for Income Taxes

During the fiscal year of 2018 we recorded an income tax benefit of $2,599,868 compared to a provision of $115,648 for the fiscal year of 2017. The provision for income tax is based upon the projected income tax from the Company’s various domestic and international subsidiaries that are subject to income taxes.

Net Income/(Loss)

The Company had a net loss of $9,240,409 or 10% of revenues, for the year ended September 30, 2018 as compared to a net income of $4,389,915 or 4% of revenues, for the year ended September 30, 2017. Net income in this period as compared to the previous period was lower due to increased one-time research and development costs, acquisition costs as well as higher sales and marketing expenses as well as the inclusion of Cemtrex’s share of Vicon’s results.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $10,011,896 at September 30, 2018 compared to $26,366,437 at September 30, 2017. This includes cash and cash equivalents and restricted cash of $2,315,935 at September 30, 2018 and $11,974,752 at September 30, 2017, respectively. The decrease in working capital was primarily due to the decrease in the Company’s current assets of $14,514,373 and an increase in the Company’s current liabilities of $1,840,168.

Accounts receivable decreased by $1,515,484 or 10% to $13,945,655 at September 30, 2018 from $15,461,139 at September 30, 2017. The decrease in accounts receivable is mainly attributed to the decrease in revenues.

Inventories decreased by $5,917,424 or 34% to $11,354,458 at September 30, 2018 from $17,271,882 at September 30, 2017. The decrease in inventories is attributable to an increase in the allowance for inventory obsolescence of $599,847, the execution of in-house orders, and reductions in purchases of raw materials during the year.

Operating activities used $2,802,336 for the year ended September 30, 2018 compared to providing $995,490 of cash for the year ended September 30, 2017. The decrease in operating cash flows in fiscal 2018 was mainly due to the net loss for the year.

Investing activities used $12,207,320 of cash during the year ended September 30, 2018 compared to using $5,667,666 during the year ended September 30, 2017. In fiscal 2018 our investment activities were mainly comprised of investment in equipment for the development of the Advanced Technologies division.

Financing activities provided $5,350,839 for the year ended September 30, 2018 as compared to providing $9,912,948 in the year ended September 30, 2017. In fiscal 2018 our financing activities were mainly comprised of the proceeds from subscription rights offering and notes payable offset by payments on our debt.

We believe that our cash on hand and cash generated by operations is sufficient to meet the capital demands of our current operations during the 2019 fiscal year (ending September 30, 2019). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our Series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year Series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. On February 2, 2017, the Company completed the final closing of its rights offering. With the final closing, the total subscription proceeds received by the Company in its rights offering and related standby placement amounted to $12,735,428, after deduction of the dealer-manager fee and other offering expenses.

On August 22, 2018, Cemtrex entered into an underwriting agreement with Aegis Capital Corp., as the representative of the several underwriters, relating to the firm commitment underwritten public offering of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $1.65 per share. The Company received approximately $1.5 million in net proceeds from the offering after deducting the underwriting discount and estimated offering expenses payable by the Company. The Company also granted the Underwriters an option for a period of 45 days to purchase up to an additional 150,000 shares of common stock to cover over-allotments, if any, at the public offering price, less the underwriting discount.

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

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in Item 1A. Risk Factors as well as:

●	the shortage of reliable market data regarding the emission monitoring & air filtration market;

●	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations;

●	Company has incurred a large net loss during fiscal 2018 and thus reduced its working capital and available cash;

●	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market;

●	product obsolescence due to the development of new technologies; and

●	Various competitive factors that may prevent us from competing successfully in the marketplace.

●	In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 27, 2018, The Audit Committee of the Board of Directors of the Company determined not to continue with the Registrant’s then accountants and to engage a different accounting firm. On February 26, 2018, the Company dismissed Bharat Parikh & Associates, located in Vadodara, India as its independent registered public accounting firm.

During the fiscal years ended September 30, 2016, and 2017, and the subsequent interim periods through February 27, 2018, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Bharat Parikh & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Bharat Parikh & Associates’ satisfaction, would have caused Bharat Parikh & Associates to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation SK.

On February 27, 2018, the Company engaged Green & Company, CPAs as its independent registered public accounting firm after the Audit Committee formally approved the decision to engage Green & Company as the Company’s independent registered public accounting firm.

On September 24, 2018, the Company was informed by Green & Company, CPAs, our prior independent registered public accounting firm, that Haynie & Company acquired certain assets of Green & Company, CPAs. As a result of the acquisition, on September 24, 2018, Green & Company, CPAs resigned as the independent public accounting firm of the Company.

During the period February 27, 2018 through September 24, 2018, the entirety of our engagement with Green & Company, CPAs, (i) there were no disagreements between the Company and Green & Company, CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Green & Company, CPAs, would have caused Green & Company, CPAs to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation SK.

On September 24, 2018, The Company engaged Haynie & Company to serve as our independent registered public accounting firm for the year ending September 30, 2018. The engagement of Haynie & Company was approved by our Audit Committee.

There have been no disagreements with Haynie & Company, our independent registered public accountants, on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2018 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

In order to mitigate the material weakness, the Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. Our Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Commission rules that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Three securities class action complaints were filed against our company and certain of our executive officers in the U.S. District Court for the Eastern District of New York on February 24, 2017. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as any further related actions, were consolidated into a single lawsuit on March 9, 2018. A follow-on, related derivative complaint also was filed against us and our executive officers and directors in New York State court on April 10, 2017. That derivative action has been stayed by agreement of the parties until after the motion to dismiss process in the consolidated alleged class actions has run its course. Pursuant to a stipulated District Court schedule, plaintiffs filed an Amended Consolidated Class Action Complaint on May 7, 2018. We filed a motion to dismiss this class action with the Court on July 6, 2018. On October 4, 2018, the Company reached a settlement on the securities class action litigation through a mediator for an amount of $625,000.00 and also reached a settlement on Derivative action for an amount of $100,000.00. This settlement is subject to a final court approval which will take several months. The settlement amounts shall be paid by the Company’s insurance carrier.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2019 annual stockholders’ meeting (“2019 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2019 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2019 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of September 30, 2018 regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders		$-
Not approved by security holders	632,889	$2.80	0

See more detailed information regarding our equity compensation plans in the Notes to Consolidated Financial Statements in this 2018 Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2019 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2019 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(12)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (15)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Nonstatutory Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1,2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
10.16	Nonstatutory Stock Option Agreement entered into as of December 18, 2017 between Cemtrex, Inc. and Saagar Govil (16)
10.17	Securities Purchase Agreement, dated March 23, 2018, by and between Cemtrex, Inc. and NIL Funding Corporation. (17)
10.18*	Research and Development Services Agreement by and between Vicon Industries, Inc. and Cemtrex, Inc.,
14.1	Corporate Code of Business Ethics.(4)
16.1	Letter of Bharat Parikh & Associates, dated February 26, 2018 (18)
16.2	Letter to the Securities and Exchange Commission from Green & Company, CPAs (19)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

(1) Incorporated by reference from Form 10-12G filed on May 22, 2008.

(2) Incorporated by reference from Form 8-K filed on September 10, 2009.

(3) Incorporated by reference from Form 8-K filed on August 22, 2016.

(4) Incorporated by reference from Form 8-K filed on July 1, 2016.

(5) Intentionally omitted

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

(12) Incorporated by reference from Form 8-K filed on January 24, 2017.

(13) Incorporated by reference from Form 8-K filed on February 10, 2017.

(14) Incorporated by reference from Form 10-Q filed on February 14, 2017.

(15) Incorporated by reference from Form 8-K filed on September 8, 2017.

(16) Incorporated by reference from Form 10-Q filed on February 14, 2018.

(17) Incorporated by reference from Form 8-K filed on March 27, 2018.

(18) Incorporated by reference from Form 8-K filed on February 27, 2018.

(19) Incorporated by reference from Form 8-K filed on September 28, 2018.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

January 11, 2019	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 11, 2019	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 11, 2019	By:	/s/ Renato Dela Rama
Renato Dela Rama,
Vice President of Finance (Principal Financial and Accounting Officer)

January 11, 2019	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

January 11, 2019	By:	/s/ Sunny Patel
Sunny Patel,
Director

January 11, 2019	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

January 11, 2019	By:	/s/ Aron Govil
Aron Govil,
Executive Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cemtrex, Inc..

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cemtrex, Inc. (the Company) as of September 30, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

January 11, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors and Shareholders of

Cemtrex Inc.

19 Engineers Lane

New York- NY

USA.

We have audited the consolidated balance sheet of Cemtrex, Inc. (the “Company”) and its subsidiaries as of September 30, 2017 and the related consolidated statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of September 30, 2017 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

For Bharat Parikh & Associates

Chartered Accountants

/s/ Bharat Parikh

CA Bharat Parikh

(Senior Managing Partner)

Registered with PCAOB

Date: -	12/13/2017
Place: -	HQ Vadodara GJ,
India

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017
Assets
Current assets
Cash and equivalents	$973,772	$10,442,857
Restricted Cash	1,342,163	1,531,895
Accounts receivable, net	13,945,655	15,461,139
Trade receivables - related party	165,220	-
Inventory, net	11,354,458	17,271,882
Prepaid expenses and other current assets	4,132,996	1,720,864
Total current assets	31,914,264	46,428,637

Property and equipment, net	27,300,654	20,118,311
Goodwill	3,322,818	3,322,818
Investment in Vicon	1,699,271	-
Other assets	3,093,607	311,607
Total Assets	$67,330,614	$70,181,373

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,068,005	$7,110,264
Short-term liabilities	10,913,703	6,770,302
Deposits from customers	50,619	-
Accrued expenses	2,333,938	4,164,947
Deferred revenue	970,590	463,022
Accrued income taxes	565,513	1,553,665
Total current liabilities	21,902,368	20,062,200

Long-term liabilities
Loans payable to bank, net of current portion	4,206,468	5,175,276
Long-term capital lease, net of current portion	44,081	-
Notes payable, net of current portion	276,639	241,200
Mortgage payable, net of current portion	3,568,545	3,819,392
Deferred tax liabilities	2,051,847	1,891,000
Total long-term liabilities	10,147,580	11,126,868
Total liabilities	32,049,948	31,189,068

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 1,914,168 shares issued and outstanding as of September 30, 2018 and 1,822,660 shares issued and outstanding as of September 30, 2017 (liquidation value of $10 per share)	1,914	1,823
Series A, 1,000,000 shares authorized, issued and outstanding at September 30, 2018 and September 30, 2017	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 12,973,730 shares issued and outstanding at September 30, 2018 and 10,404,434 shares issued and outstanding at September 30, 2017	12,973	10,404
Additional paid-in capital	31,485,320	24,694,325
Retained earnings	4,262,756	14,418,245
Accumulated other comprehensive income/(loss)	(483,297)	(133,492)
Total shareholders’ equity	35,280,666	38,992,305
Total liabilities and shareholders’ equity	$67,330,614	$70,181,373

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended
	September 30,
	2018	2017
Revenues
Advanced Technologies Revenue	$1,765,106	$-
Electronics Manufacturing Revenue	52,530,983	64,058,934
Industrial Technology Revenue	35,640,430	56,569,266
Total revenues	89,936,519	120,628,200

Cost of revenues
Cost of Sales, Advanced Technologies	646,740	-
Cost of Sales, Electronics Manufacturing	32,387,040	40,596,744
Cost of Sales, Industrial Technology	25,517,482	40,117,904
Total cost of revenues	58,551,262	80,714,648
Gross profit	31,385,257	39,913,552

Operating expenses
General and administrative	36,727,240	34,797,874
Research and development	5,558,682	-
Total operating expenses	42,285,922	34,797,874
Operating income/(loss)	(10,900,665)	5,115,678

Other income (expense)
Other Income (expense)	1,523,441	313,837
Interest Expense	(1,248,394)	(923,952)
Total other income (expense)	275,047	(610,115)

Net income (loss) before income taxes and equity interest	(10,625,618)	4,505,563
Income tax (expense)/benefit	2,599,868	(115,648)
Earnings/(loss) in equity interests	(1,214,659)	-
Net income (loss)	(9,240,409)	4,389,915

Preferred dividends paid	915,080	1,200,871
Net income/(loss) available to common shareholders	$(10,155,489)	$3,189,044

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(349,805)	840,655
Comprehensive income/(loss) available to common shareholders	$(10,505,294)	$4,029,699

Income/(loss) Per Common Share-Basic	$(0.90)	$0.32
Income/(loss) Per Common Share-Diluted	$(0.90)	$0.31

Weighted Average Number of Common Shares-Basic	11,236,262	10,013,378
Weighted Average Number of Common Shares-Diluted	11,236,262	10,175,736

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series A Par		Preferred Stock Series 1 Par		Common Stock Par			Retained	Accumulated
	Value $0.001		Value $0.001		Value $0.01		Additional	Earnings	other	Total
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at September 30, 2016	1,000,000	$1,000	-	$-	9,460,283	$9,460	$5,230,745	$11,424,900	$(974,147)	$15,087,828
Foreign currency translations	-	-	-	-				-	840,655	$840,655
Share-based compensation	-	-	-	-	37,500	38	67,462	-	-	$67,500
Stock issued for convertible debt	-	-	-	-	1,237,105	1,237	3,690,391	-	-	$3,691,628
Stock issued for services	-	-	-	-	33,074	33	108,584	-	-	$108,617
Stock repurchased and retired	-	-	-	-	(363,528)	(364)	(1,344,230)	-	-	$(1,344,594)
Preferred stock purchased during rights offering	-	-	1,401,875	1,402	-	-	12,734,027	-	-	$12,735,429
Payment of related party note in common stock and warrants	-	-	333,983	334	-	-	3,339,499	-	-	$3,339,833
Cash dividend on common stock	-	-	-	-	-	-	-	(195,700)	-	$(195,700)
Cash dividend on Series 1 Preferred Stock	-	-	-	-	-	-	-	(332,938)	-	$(332,938)
Dividends paid in Series 1 preferred shares	-	-	86,802	87	-	-	867,846	(867,933)	-	$-
Net income	-	-	0	-	-	-	-	4,389,915	-	$4,389,915
Balance at September 30, 2017	1,000,000	$1,000	1,822,660	$1,823	10,404,434	$10,404	$24,694,324	$14,418,244	$(133,492)	$38,992,303
Foreign currency translations	-	-	-	-	-	-	-	-	(349,805.00)	$(349,805)
Share-based compensation	-	-	-	-	-	-	401,300	-	-	$401,300
Shares issued for compensation	-	-	-	-	3,723	4	6,699	-	-	$6,703
Stock issued for convertible debt	-	-	-	-	98,821	99	219,901	-	-	$220,000
Stock issued for interest on convertible debt	-	-	-	-	50,267	50	109,094	-	-	$109,144
Stock issued to pay notes payable	-	-	-	-	403,860	403	724,597	-	-	$725,000
Stock issued for investment in Vicon	-	-	-	-	1,012,625	1,013	2,912,917	-	-	$2,913,930
Stock issued in offering	-	-	-	-	1,000,000	1,000	1,501,500	-	-	$1,502,500
Dividends paid in Series 1 Preferred Shares	-	-	91,508	91	-	-	914,988	(915,079)	-	$-
Net loss	-	-	-	-	-	-	-	(9,240,409)	-	$(9,240,409)
Balance at September 30, 2018	1,000,000	$1,000	1,914,168	$1,914	12,973,730	$12,973	$31,485,320	$4,262,756	$(483,297)	$35,280,666

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
Cash Flows from Operating Activities	2018	2017

Consolidated net income/(loss)	$(9,240,409)	$4,389,915
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	4,181,120	3,141,610
Deferred revenue	507,568	(924,117)
Change in allowance for inventory obsolescence	599,847	-
Share-based compensation	408,001	67,500
Shares issued for professional services	-	108,617
Interest expense on convertible debt	109,144	163,628
Gain/(Loss) on disposal of Property & Equipment	593,975	65,632
Deferred taxes	(2,806,682)	(539,999)
Loss on equity interests	1,214,659	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	1,350,264	(1,892,412)
Inventory	5,317,577	(3,200,255)
Prepaid expenses and other assets	(2,412,132)	754,540
Other assets	185,529	228,457
Accounts payable	(42,259)	(917,364)
Deposits from customers	50,619	-
Accrued expenses	(1,831,005)	(961,338)
Income taxes payable	(988,152)	511,076
Net cash used by operating activities	(2,802,336)	995,490

Cash Flows from Investing Activities
Purchase of property and equipment	(12,207,320)	(5,677,666)
Net cash used by investing activities	(12,207,320)	(5,677,666)

Cash Flows from Financing Activities
Proceeds from notes payable	4,025,000	-
Payments on notes payable	(564,728)	(980,958)
Proceeds from secured loan	3,680,079	-
Payments on secured loan	(188,828)	-
Payments on affiliated loan	-	(259,474)
Payments on bank loans	(1,272,238)	(801,997)
Proceeds from subscription rights offering	1,650,000	14,018,750
Expenses on subscription rights offerings	(147,500)	(1,284,723)
Dividends paid in cash	-	(528,637)
Purchase and retirement of common stock	-	(1,344,593)
Revolving line of credit	(1,826,676)	1,094,580
Payments on caplital lease obligations	(4,270)	-
Net cash provided by financing activities	5,350,839	9,912,948

Net increase (decrease) in cash	(9,658,817)	5,230,772
Cash beginning of period	11,974,752	6,743,980
Cash end of period	$2,315,935	$11,974,752

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$259,317	$920,918

Cash paid during the period for income taxes	$827,305	$73,921

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Vicon Technologies	$2,913,930	$-
Payment of related party note in comon stock and warrants	$-	$3,339,833
Payment of convertible notes in common stock	$220,000	$3,228,000
Payment of interest on convertible notes in common stock	$109,144
Payment of short-term notes payable in common stock	$725,000	$-
Acquisition of equipment through capital leases	$71,069
Dividends paid in equity shares	$915,080	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small environmental monitoring instruments company into a world leading multi-industry technology company. The Company drives innovation in a wide range of sectors, including smart technology, virtual and augmented realities, advanced electronic systems, industrial solutions, and intelligent security systems.

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the IoT, Wearables and Smart Devices, such as the SmartDesk a cutting edge IoT product for the desktop PC market. Through its Cemtrex VR division, the Company is developing a wide variety of applications for virtual and augmented reality markets.

Electronics Manufacturing (EM)

Cemtrex’s Electronics Manufacturing (EM) segment, provides end to end electronic manufacturing services, which includes product design and sustaining engineering services, printed circuit board assembly and production, cabling and wire harnessing, systems integration, comprehensive testing services and completely assembled electronic products.

Industrial Technology (IT)

Cemtrex’s Industrial Technology (IT) segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. The segment also sells a complete line of air filtration and environmental control products to a wide variety of customers in industries such as: chemical, cement, steel, food, construction, mining, & petrochemical worldwide.

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

In January 2018, the Company completed the consolidation of its Paderborn EM factory into the EM factory at Neulingen, Germany to create economies of scale. However, the ROB Logistics and ROB Assets subsidiaries remained at the Paderborn location.

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

Vicon Industries, Inc.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), (“Vicon”), from former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of Cemtrex common stock. Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries. The Company had elected to account for Vicon using the equity method.

On August 8, 2018, the Company entered into a Research and Development Services Agreement (the “Agreement”) with Vicon to provide Vicon with outsourced software development services. Vicon is transitioning its principal Israeli based software development activities to the Company’s India based services group, which has now assumed principal software coding and test responsibilities for Vicon. The outsourcing of these activities is expected to materially reduce the Vicon’s software development costs and provide development efficiencies, which should help expedite its software roadmap. The terms of the Agreement, among other things, set forth the scope of services, consideration, developed technology ownership, non-disclosure and safeguard of Vicon’s software code. Pursuant to an informal agreement, $ 356,055 of fees were billed to Vicon during the year ended September 30, 2018 in connection with the transition of software development activities.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful accounts receivable, net realizable value of inventory, warranty obligations, income tax accruals, deferred tax valuation and assessments of the recoverability of the Company’s long-lived assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Advanced Technologies Inc., Cemtrex Ltd., Cemtrex Technologies Pvt. Ltd., ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Logistics GmbH, and Advanced Industrial Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received.

The Company has $298,708 allowance for doubtful accounts at September 30, 2018 and 2017.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2018 or 2017.

Inventory and Cost of Goods Sold

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

The Company classifies inventory markdowns in the income statement as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was $1,010,948 and $411,101 in inventory obsolescence at September 30, 2018 and 2017, respectively.

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

For the years ended September 30, 2018, and 2017, there was no impairment of the Company’s goodwill.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases. The Company considers a capital lease if it meets one of the following criteria: a. Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b. Bargain purchase option. The lease contains a bargain purchase option. c. Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d. Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

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

Related Parties

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

A certain amount of our revenues fall under the percentage-of-completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified. Deferred Revenue represents billings in excess of revenue recognized.

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is reversed against the receivable recognized when those goods or services are delivered.

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

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. The Company will accrue for interest and penalties on income taxes when there is a likelihood that they will occur and can be reasonably estimated.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions including  the United States, New York, Pennsylvania, Germany, Romania, India, and Honk Kong in The People’s Republic of China, and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

For the years ended September 30, 2018 and 2017, the Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits. The Company will record any interest and/or penalties arising from uncertain tax provisions when they are likely to occur and reasonably estimable.

Accounting for Share-Based Compensation

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, stock appreciation rights (SARs) and common stock share awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.

The fair value for options granted was determined at the date of grant using a Black-Scholes valuation model and the straight-line attribution approach using the following weighted average assumptions: The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. Other than a one-time dividend paid in fiscal year 2017, the Company never declared or paid any cash dividends and does not currently expect to do so in the future. Expected volatility is based on the annualized daily historical volatility of the Company’s stock over a representative period. The weighted-average expected life represents the period over which stock-based awards are expected to be outstanding and was determined based on a number of factors, including historical weighted average and projected holding periods for the remaining unexercised shares, the contractual terms of the Company’s stock-based awards, vesting schedules and expectations of future employee behavior.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

	For the year ended
	September 30,
	2018	2017

Basic weighted average shares outstanding	11,236,262	10,013,378
Dilutive effect of options	-	69,883
Dilutive effect of convertible debt	-	92,475
Diluted weighted average shares outstanding	11,236,262	10,175,736

For the years ended September 30, 2018 and 2017, 843,625 and zero shares of common stock were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2018 and September 30, 2017, comprehensive income includes a loss of $349,805 and a gain of $840,655, respectively, which were entirely from foreign currency translation.

As of and for the year ended September 30, 2018 the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the year ended	Exchange rate at	For the year ended
Currency	September 30, 2018	September 30, 2018	September 30, 2017	September 30, 2017
Euro	1.170	1.190	1.170	1.049
Indian Rupee	0.014	0.015	N/A	N/A

Equity Method of Accounting for Investments

The Company evaluates the method of accounting for investments in which it holds an equity interest based on the amount of control it exercises over the operations of the investee, exposure to losses in excess of its investment, the ability to significantly influence the investee and whether the Company is the primary beneficiary of the investee. Under the voting interest model, the Company applies the equity method when the Company owns or controls from 20% to 50% of the voting shares, or below 20% of the voting shares when significant influence can be exercised over the operating and financial policies of the investee company.

Cash Flows Reporting

The Company adopted uses the indirect or reconciliation method (“Indirect method”) as to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Subsequent Events

The Company will evaluate subsequent events through the date when the financial statements were issued. It is the Company’s policy to disclose subsequent information that it feels is important to the context of the financial statements.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU represents a single comprehensive model to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company expects to adopt this standard in its fiscal year ending September 30, 2019 and is currently reviewing if the adoption of this standard will have a material effect upon its consolidated financial statements.

On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842, “Leases,” which replaced the existing guidance in ASC 840, Leases (“ASC 840”). The accounting for leases by lessors basically remained unchanged from the concepts that existed in ASC 840 accounting. The FASB decided that lessors would be precluded from recognizing selling profit and revenue at lease commencement for any sales-type or direct finance lease that does not transfer control of the underlying asset to the lessee. This requirement aligns the notion of what constitutes a sale in the lessor accounting guidance with that in the forthcoming revenue recognition standard, which evaluates whether a sale has occurred from the customer’s perspective. The standard is effective for fiscal years beginning after beginning after December 15, 2018. The standard is applied on a “modified retrospective” basis. The Company expects to adopt this standard in its fiscal year ending September 30, 2020. We are evaluating the impact that ASC 842 will have on our consolidated financial statements and related disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows–Restricted Cash (Topic 230), which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The Company adopted this ASU on April 1, 2018, which, while immaterial, will modify the Company’s presentation of Consolidated Statements of Cash Flows. At September 30, 2018, the Company had restricted cash recorded in line items other than cash and cash equivalents of $1,342,163.

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

On December 22, 2017, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), in response to the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Company has elected to record provisional amounts, as allowed by SAB 118, during a measurement period not to extend beyond one year of the enactment date. Management expects to complete the analysis within the measurement period in accordance with SAB 118.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables summarize the Company’s segment information:

	For the year ended
	September 30,
	2018	2017
Revenues form external customers
Advanced Technologies	$1,765,106	$-
Electronics Manufacturing	52,530,983	64,058,934
Industrial Technology	35,640,430	56,569,266
Total revenues	$89,936,519	$120,628,200

Gross profit
Advanced Technologies	$1,118,366	$-
Electronics Manufacturing	20,143,943	23,462,190
Industrial Technology	10,122,948	16,451,362
Total gross profit	$31,385,257	$39,913,552

Operating (loss) income
Advanced Technologies	$(6,529,172)	$-
Electronics Manufacturing	234,012	571,167
Industrial Technology	(4,605,505)	4,544,511
Total operating (loss) income	$(10,900,665)	$5,115,678

Other income (expense)
Advanced Technologies	$8,346	$-
Electronics Manufacturing	567,497	(187,266)
Industrial Technology	(300,796)	(422,849)
Total other income (expense)	$275,047	$(610,115)

Depreciation and Amortization
Advanced Technologies	$573,395	$-
Electronics Manufacturing	1,797,768	1,697,547
Industrial Technology	1,809,957	1,444,063
Total depreciation and amortization	$4,181,120	$3,141,610

	September 30,	September 30,
	2018	2017
Identifiable Assets
Advanced Technologies	$5,569,383	$-
Electronics Manufacturing	25,589,642	39,115,299
Industrial Technology	36,171,589	31,066,074
Total Assets	$67,330,614	$70,181,373

The Company generates revenue from product sales and services from its subsidiaries located in the United States, Germany, Romania, India, and Hong Kong. Revenue and long-lived asset information for the Company is as follows:

	September 30,	September 30,
Revenues	2018	2017
U.S. Operations	$25,304,978	$30,550,870
Non-U.S. Operations	64,631,541	90,077,330
	$89,936,519	$120,628,200

	September 30,	September 30,
Long-lived Assets	2018	2017
U.S. Operations	$6,262,163	$6,430,210
Non-U.S. Operations	21,038,491	13,688,101
	$27,300,654	$20,118,311

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at September 30, 2018 and 2017.

NOTE 5 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,342,163 and $1,531,895 as of September 30, 2018 and 2017, respectively. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $104,987 and $79,569 as of September 30, 2018 and 2017, respectively.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	September 30,
	2018	2017
Accounts receivable	$14,244,363	$15,759,847
Allowance for doubtful accounts	(298,708)	(298,708)
	$13,945,655	$15,461,139

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 7 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2018	2017
Raw materials	$8,654,497	$10,653,963
Work in progress	1,412,828	2,600,229
Finished goods	2,298,081	4,428,791
	12,365,406	17,682,983

Less: Allowance for inventory obsolescence	(1,010,948)	(411,101)
Inventory –net of allowance for inventory obsolescence	$11,354,458	$17,271,882

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2018	2017
Land	$1,241,720	$1,241,720
Building	5,143,921	5,229,075
Furniture and office equipment	2,685,315	1,678,936
Computers and software	6,762,046	1,723,408
Machinery and equipment	22,102,390	17,176,599
	37,935,392	27,049,738

Less: Accumulated depreciation	(10,634,738)	(6,931,427)
Property and equipment, net	$27,300,654	$20,118,311

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2018. Depreciation and amortization of property and equipment totaled approximately $4,181,120 and $3,141,610 for fiscal years ended September 30, 2018 and 2017, respectively.

NOTE 9 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2018, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,026,441, other current assets of $1,115,201 and other receivables of $1,991,354. On September 30, 2017, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,310,129 and other current assets of $410,735.

NOTE 10 – EQUITY INVESTMENT IN VICON INDUSTRIES, INC.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon, valued at $2,913,930, from former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. Cemtrex purchased the shares of common stock and warrant of Vicon in exchange for 1,012,625 shares of Cemtrex common stock. Following the closing of the transaction, the Company’s Chief Executive Officer and the Company’s Executive Director joined Vicon Industries Board of Directors. The Company’s Chief Executive Officer became Vicon’s Chief Executive Officer. The Company has determined that the equity investment method to account for Vicon was appropriate because it does not have a majority voting interest and the Company does not have control of Vicon’s Board of Directors.

The carrying value of the assets and liabilities of Vicon as of September 30, 2018:

As of
September 30, 2018
Current assets	$11,782,290
Non-current assets	1,154,286
Total assets	$12,936,576

Current liabilities	$5,416,541
Non-current liabilities	7,545,683
Total liabilities	$12,962,224

Shareholders’ equity	$(25,648)
Total liabilities and shareholders’ equity	$12,936,576

For the twelve
months ended
September 30, 2018
Revenues	$27,733,367
Net loss	$(5,409,146)

As of September 30, 2018, the carrying value of the Company’s investment in Vicon was $1,699,271.

NOTE 11 - OTHER ASSETS

As of September 30, 2018, the Company had other assets of $3,093,607 which was comprised of rent security of $126,078, and deferred tax assets of $2,967,529. As of September 30, 2017, the Company had other assets of $311,607 which was comprised of rent security of $74,125 and other assets of $237,482.

NOTE 12 – SHORT-TERM LIABILITES

The Company’s subsidiaries have revolving lines of credit with various banks in order to fund operations. As of September 30, 2018, and 2017, the balances of these accounts were $2,639,542 and $4,466,218, respectively.

On February 12, 2018 the Company’s subsidiary ROB Cemtrex GmbH obtained a $3,680,079 (€3,000,000 based on the exchange rate at the time) secured loan with Deutsche Bank. This loan carries interest of EURIBOR (Euro Interbank Offer Rate) plus 1.25% per annum (0.872% as of September 30, 2018) and is payable on January 1, 2020. ROB Cemtrex GmbH has pledged its receivables to secure this loan. As of September 30, 2018, the loan had a balance of $3,491,251, based on the exchange rate at the time.

On November 15, 2017, the Company issued a note payable to an unrelated third party, for $2,300,000. This note carries interest of 8% and is due after 18 months. As of September 30, 2018, $100,000 of this note was paid in cash and 403,500 shares of the Company’s common stock have been issued to satisfy $725,000 of this note. Subsequent to September 30, 2018, $225,000 of this note was paid with common stock and was reclassed to the long-term liability Notes Payable in accordance with U.S. GAAP. As of September 30, 2018, $1,475,000 of this note remains outstanding.

On May 11, 2018, the Company issued a note payable to an unrelated third party, for $1,725,000. This note carries interest of 8% and is due after 18 months.

As of September 30, 2018, and 2017 there were $1,807,910 and $2,084,084 in current portion of long-term liabilities, respectively.

As of September 30, 2018, the Company has satisfied all outstanding convertible notes payable, to various unrelated third parties. For the year ended September 30, 2018, 149,088 shares of the Company’s common stock were issued to satisfy the $220,000 of convertible notes payable outstanding at September 30, 2017. For the year ended September 30, 2017, 1,237,105 shares of the Company’s common stock were issued to satisfy $3,528,000 of convertible notes payable and interest of $163,628 due on those notes.

NOTE 13 – LONG-TERM LIABILITIES

Loans payable to bank

On October 31, 2013, the Company acquired a loan from Sparkasse Bank of Germany in the amount of $4,006,500 (€3,000,000, based upon exchange rate on October 31, 2013) in order to fund the purchase of ROB Cemtrex GmbH. $2,799,411 of the proceeds went to direct purchase of ROB Cemtrex GmbH and $1,207,089 funded beginning operations. This loan carries interest of 4.95% per annum and is payable on October 30, 2021.

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (4.51% as of September 30, 2018) and is payable on December 15, 2022

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $620,000 in order to fund the operations of Advanced Industrial Services, Inc. This loan carries interest of LIBOR (4.26% as of September 30, 2018) plus 2.00% per annum and is payable on December 15, 2020.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (4.26% as of September 30, 2018) and is payable on May 1, 2023.

Mortgage payable

On March 1, 2014, the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for $5,500,400 (€4,000,000 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years.

Notes payable

On December 15, 2015, the Company issued notes payable to the sellers of Advanced Industrial Services, Inc. for $1,500,000 to fund the purchase of AIS. These notes carry interest of 6% and are payable over 3 years.

Upon acquisition of AIS, the Company assumed a promissory note related to the purchase of shares from a former shareholder in 2011. The note requires ten annual payments of principal plus interest at treasury bill rates. The note matures in 2022.

Estimated maturities of our long-term debt over the next 5 years are as follows;

	2019	2020	2021	2022	2023	Thereafter	Total

Sparkasse Bank - €3,000,000 *	$464,426	$487,944	$512,652	$54,365	$-	$-	$1,519,387
Fulton Bank - $5,250,000	693,292	718,141	749,519	782,269	427,758	-	3,370,979
Fulton Bank - $620,000	124,547	130,157	37,564	-	-	-	292,268
Fulton Bank - $400,000	74,880	78,613	82,141	85,792	59,553	-	380,979
Mortgage on Neulingen Building*	238,486	245,739	253,214	260,916	268,851	2,539,825	3,807,031
Notes payable - AIS	172,376	-	-	-	-	-	172,376
Promisorry Note - AIS	17,185	17,185	17,185	17,269	-	-	68,824
Capital Lease Obligations	22,718	23,104	20,977	-	-	-	66,799
Subsequent payment of notes payable in common stock							225,000
TOTAL	$1,807,910	$1,700,883	$1,673,252	$1,200,611	$756,162	$2,539,825	$9,903,643

* based upon exchange rate on September 30, 2018

NOTE 14 – RELATED PARTY TRANSACTIONS

On February 9, 2017, the outstanding principal and accrued interest owed on notes payable to Ducon Technologies, Inc., of $3,339,833 were exchanged for 333,983 shares of the Company’s Series 1 preferred stock and 667,967 Series 1 warrants. As of September 30, 2018, there was $31,690 in trade receivables due from Ducon Technologies, Inc.

On August 8, 2018, the Company entered into a Research and Development Services Agreement (the “Agreement”) with Vicon to provide Vicon with outsourced software development services. Vicon is transitioning its principal Israeli based software development activities to the Company’s India based services group, which has now assumed principal software coding and test responsibilities for Vicon. The outsourcing of these activities is expected to materially reduce the Vicon’s software development costs and provide development efficiencies, which should help expedite its software roadmap. The terms of the Agreement, among other things, set forth the scope of services, consideration, developed technology ownership, non-disclosure and safeguard of Vicon’s software code. Pursuant to an informal agreement, $356,055 of fees were billed to Vicon during the year ended September 30, 2018 in connection with the transition of software development activities. As of September 30, 2018, there was $133,530 due from Vicon.

NOTE 15 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2018, and September 30, 2017, there were 2,914,168 and 2,822,660 shares issued and outstanding, respectively.

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

The Series A Preferred Stock has no liquidation value or preference.

During the twelve-month periods ended September 30, 2018 and 2017, the Company did not issue any Series A Preferred Stock.

As of September 30, 2018, and September 30, 2017, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

Liquidation Preference

The Series 1 Preferred will have a liquidation preference of $10 per share, equal to its purchase price. In the event of any liquidation, dissolution or winding up of our company, any amounts remaining available for distribution to stockholders after payment of all liabilities of our company will be distributed first to the holders of Series 1 Preferred, and then pari passu to the holders of the Series A preferred stock and our common stock. The holders of Series 1 Preferred will have preference over the holders of our common stock on any liquidation, dissolution or winding up of our company. The holders of Series 1 Preferred will also have preference over the holders of our Series A preferred stock.

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

As of September 30, 2018, and September 30, 2017 there were 1,914,168 and 1,822,660 shares of Series 1 Preferred Stock issued and outstanding, respectively.

In January and February 2017, the Company received aggregate net proceeds of $12,735,428 through the issuance of 1,401,884 shares of its Series 1 preferred stock.

On February 9, 2017, the outstanding principal and accrued interest owed on notes payable to Ducon Technologies, Inc., of $3,339,833 were exchanged for 333,983 shares of the Company’s Series 1 preferred stock and 667,967 Series 1 warrants.

For the fiscal years ended September 30, 2018 and 2017, 91,508 and 86,739 shares of Series 1 Preferred Stock were issued to pay $915,080 and $867,933 worth of dividends to holders of Series 1 Preferred Stock, respectively.

For the fiscal year ended September 30, 2017, $332,938 in cash dividends have been paid to holders of Series 1 Preferred Stock.

Common Stock

Listing on NASDAQ Capital Markets

On June 25, 2015, the Company’s common stock commenced trading on the NASDAQ Capital Market under the symbol “CETX”.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of September 30, 2018, there were 12,973,730 shares issued and outstanding and at September 30, 2017, there were 10,404,434 shares issued and outstanding.

During the twelve-month periods ended September 30, 2018, and 2017 the Company issued 2,568,936 and 1,307,679 shares of common stock.

During the twelve-months ended September 30, 2017 the Company acquired and retired 363,528 shares of its common stock at a cost of $1,344,594 purchased under the share repurchase authorization that Cemtrex’s board of directors approved in 2016 for the repurchase of up to one million outstanding shares over a 12-month period, depending on market conditions.

During the fiscal years ended September 30, 2018 and 2017, 98,821 and 1,237,105 shares of the Company’s common stock have been issued to satisfy $220,000 and $3,691,628 of convertible notes payable, respectively. Additionally, during the year ended September 30, 2018, 50,267 shares of common stock were issued to satisfy interest of $109,144 on the convertible notes payable.

During the fiscal year ended September 30, 2018, 403,500 shares of the Company’s common stock have been issued to satisfy $725,000 of short-term notes payable.

Subscription Rights Offering

In December 2016, we commenced a subscription rights offering to our stockholders to raise up to $15.0 million through the sale of units, each consisting of one share of our Series 1 preferred stock, paying cumulative dividends at the rate of 10% of the purchase price per year, and two five-year Series 1 warrants, upon the exercise of subscription rights at $10.00 per unit. On February 2, 2017, Cemtrex, Inc. (the “Company”) completed the final closing of its rights offering. With the final closing, the total subscription proceeds received by the Company in its rights offering and related standby placement amounted to $14,018,750, after deduction of the dealer-manager fee and other offering expenses of $1,284,723, the Company received a net amount of $12,735,429.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. in exchange for 1,012,625 shares of Cemtrex common stock.

On August 22, 2018, Cemtrex entered into an underwriting agreement with Aegis Capital Corp., as the representative of the several underwriters, relating to the firm commitment underwritten public offering of 1,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $1.65 per share. The Company received $1,650,000 in proceeds from the offering. After deducting the underwriting discount and offering expenses of $147,500 the Company received $1,502,500 in net proceeds. The Company also granted the Underwriters an option for a period of 45 days to purchase up to an additional 150,000 shares of common stock to cover over-allotments, if any, at the public offering price, less the underwriting discount. These warrants were not exercised.

On April 19, 2017 the Company’s Board of Directors paid a cash dividend totaling $195,700 on common stock to shareholders of record on March 31, 2017.

NOTE 16 – SHARE-BASED COMPENSATION

On December 5, 2016, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $4.24 per share, 50% of the options vest each year and they expire after six years. As of September 30, 2018, none of these options have been exercised.

On December 18, 2017, the Company granted a stock option for 200,000 shares to Saagar Govil, the Company’s Chairman and CEO. These options have an exercise price of $2.64 per share, 50% of the options vest each year and they expire after six years. As of September 30, 2018, none of these options have been exercised.

The following weighted-average assumptions were used to estimate the fair value of the common stock option liability at September 30, 2018

September 30, 2018
Expected term	4 Years
Risk-free interest rate	1.73%
Expected volatility	61.33%
Expected dividend yield	0%

During the years ended September 30, 2018 and 2017 the Company recognized $401,300 and zero of share-based compensation expense on its outstanding options. Of those expenses $174,667, which were deemed immaterial, were for prior years that were unrecorded.

As of September 30, 2018, there was $184,700 of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	274,996	$1.73
Options granted	200,000	$4.24
Options exercised	(37,499)	$1.80		$2.16
Options forfeited	-	-
Outstanding at September 30, 2017	437,497	$2.87
Options granted	200,000	$2.64
Options exercised	(4,608)	$1.80		$2.01
Options forfeited	-	-
Outstanding at September 30, 2018	632,889	$2.80	4.09	$-
Exercisable at September 30, 2018	332,889	$3.17	3.39	$-

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to Long Island City with a lease of 12,000 square feet at a rate of $30,000 per month that expires May 31, 2020.

The Company’s IT segment leases (i) approx. 5,000 square feet of office and warehouse space in Liverpool, New York from a third party on a month to month lease at a monthly rent of $2,200, (ii) approximately 25,000 square feet of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2022, (iii) approximately 43,000 square feet of office and warehouse space in York, PA from a third party in a seven year lease at a monthly rent of $21,825 expiring on December 13, 2022, (iv) approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a one year lease at a monthly rent of $4,555 expiring on August 31, 2019.

The Company’s EM segment owns a 70,000 square-foot manufacturing building in Neulingen. The EM segment also leases (i) a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten-year lease at a monthly rent of $9,363 (€8,000) expiring on May 31, 2019, (ii) approximately 86,000 square feet of office, warehouse and manufacturing space in Paderborn, Germany at monthly rental of $51,480 (€44,000) which expires on September 30, 2018, this lease was not renewed.

The Company’s AT segment leases approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an eighteen-month lease at a monthly rent of $6,265 (INR454,365) expiring on September 6, 2019

Future Lease obligations are as follows;

2019	$919,289
2020	539,100
2021	293,400
2022	271,500
2023	271,500
$2,294,789

Legal

On October 4, 2018, the Company reached a settlement on the securities class action litigation through a mediator for an amount of $625,000 and also reached a settlement on Derivative action for an amount of $100,000. This settlement is subject to a final court approval which will take several months. The settlement amounts shall be paid by the Company’s insurance carrier.

NOTE 18 – INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the maximum U.S. federal corporate tax rate from 35% to 21%, allows net operating losses incurred in 2018 and beyond to be carried forward indefinitely, allows alternative minimum tax carryforwards to be partially refunded, beginning in 2018, and fully refunded by 2021, and creates new taxes on certain foreign sourced earnings.

The following is a geographical breakdown of (loss) income before the provision for income taxes:

	Year ended September 30,
	2018	2017
Domestic	$(5,864,209)	$(148,185)
Foreign	(4,761,409)	4,653,748
Income before provision for income taxes	$(10,625,618)	$4,505,563

The provision for income taxes consisted of the following:

	September 30, 2018	September 30, 2017
Current (benefit)/provision
Federal	$-	$(38,059)
State	1,859	(12,686)
Foreign	245,419	166,393
Total current (benefit)/provision	247,278	115,648

Deferred provision
Federal	(2,155,797)	-
State	(667,270)	-
Foreign	16,385	-
Total deferred provision	$(2,806,682)	$-

Total (benefit)/provision for income taxes	$(2,559,404)	$115,648

Effective Income tax rate	24.09%	2.57%

The following is a reconciliation of the effective income tax rate to the federal and state statutory rates:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2018	September 30, 2017
U.S. statutory rate	21.00%	34.00%
State statutory rate	6.50%	9.00%
Foreign tax rate differential	-2.22%	-40.72%
Nondeducttible expenses	-1.20%	0.29%
Effective rate	24.09%	2.57%

The effective tax rate decreased mainly due to the change from net income in 2017 to net loss in 2018 and from the impact of the decrease in federal and state income tax rates in 2018.

The components of our deferred tax assets and liabilities are summarized as follows:

	September 30, 2018	September 30, 2017
Deferred Tax Assets:
Net operating loss carryforwards	4,153,803	-
Fixed asset depreciation	254,579	-
Prepaid expenses	12,837	-
Gain/loss on fixed asset disposal	31,747	-
Allowance for bad debt	-	-
Total gross deferred taxes	4,452,966	-
Valuation allowance	(1,485,437)	-
Net deferred tax assets	2,967,529	-

Deferred Tax Liabilities:
Accrued vacation	(4,336)	-
Goodwill amortization	(71,101)	-
Research and development expenses	(69,025)	-
Depreciation	(1,907,385)	(1,891,000)
Total deferred tax liabilities	(2,051,847)	(1,891,000)

Total deferred tax assets (liabilities)	915,682	(1,891,000)

Recorded as:
Non-current deferred tax assets (in other assets)	2,967,529	-
Non-current deferred tax liabilities	(2,051,847)	(1,891,000)
Total deferred tax assets (liabilities)	915,682	(1,891,000)

As of September 30, 2018, the recorded deferred tax assets were $4,452,966, for the United States and India, offset by a valuation allowance of $1,485,437.

At September 30, 2018, the Company has $9,703,148 of operating loss carryovers, expiring at various dates from 2027 through 2030.

NOTE 19– SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. Centrex concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

On October 15, 2018, the Company moved its principal executive offices to 30-30 47th Avenue, Long Island City, NY, 11101.

