Form 10-K/A
period 2018-09-30
CEMTREX INC
filed 2019-01-28
CIK 1435064

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

As of January 21, 2019, the registrant had 13,327,160 shares of common stock outstanding.

Explanatory Note

Cemtrex, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended September 30, 2018 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended September 30, 2018, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

Except as described above, no other amendments are being made to this Report. This Form 10-K/A does not reflect events occurring after the January 11, 2019 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

As of January 21, 2018, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	32	Chairman of the Board of Directors,President,
30-30 47th Ave, Suite 540		Chief Executive Officer, & Director
Long Island City, NY 11101

Aron Govil	61	Executive Director
30-30 47th Ave, Suite 540
Long Island City, NY 11101

Renato Dela Rama	70	Vice President of Finance
30-30 47th Ave, Suite 540
Long Island City, NY 11101

Raju Panjwani	61	Director
30-30 47th Ave, Suite 540
Long Island City, NY 11101

Sunny Patel	32	Director
30-30 47th Ave, Suite 540
Long Island City, NY 11101

Metodi Filipov	54	Director
30-30 47th Ave, Suite 540
Long Island City, NY 11101

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of the Company’s directors:

Saagar Govil is the Company’s Chairman since June 2014, and the Chief Executive Officer and President since December 2011. He has been working at Cemtrex since 2008, initially as a field engineer, subsequently moving into sales and management roles as Vice President of Operations. Saagar was recently recognized as a Forbes’ 30 Under 30 in 2016, Business Insiders #17 on Top 100 of Silicon Alley in 2015, and Top 40 Under 40 by Stony Brook University in 2014. Saagar Govil has a B.E. in Materials Engineering from Stony Brook University, N.Y. Saagar Govil is the son of Aron Govil. Mr. Govil’s experience and deep understanding of the operations of the Company allow him to make valuable contributions to the Board.

Renato Dela Rama has been our Vice President of Finance since December 2004. Mr. Dela Rama also works as an accountant for Ducon Technologies Inc. since 2004. Prior to that, he worked in various accounting and financial management positions. Mr. Dela Rama holds a B.S. degree in accounting.

Aron Govil is the Executive Director and has been with the Company since December 2004. In June 2014, Mr. Govil resigned as Chairman of the Company to devote more time to ventures outside of Cemtrex. Mr. Govil is also President of Ducon Technologies Inc., a privately held company engaged in engineering and construction business since 1996. Aron Govil is also the Chairman & CEO of Ducon Infratechnologies Ltd., a company listed on the National Stock exchange of India. Mr. Govil has started, developed and sold several companies since 1985 in the environmental, energy, technology, and entertainment fields. Mr. Govil has extensive and diversified experience in mergers & acquisitions, IPOs, enterprise creation, and bank financings. Mr. Govil holds a B.E. degree in Chemical Engineering and a M.B.A. in Finance. Mr. Govil’ s experience and deep understanding of the operations of the Company allow him to make valuable contributions to the Board.

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

Metodi Filipov was appointed to the Board on February 9, 2018 and is an entrepreneur and technology executive with over 25 years of experience creating, operating and driving growth for technology companies. He has a proven track record of identifying business opportunities and building compelling products. Metodi was formerly VP of Operations at Cemtrex from 2008 to 2010. After Cemtrex, Mr. Filipov served as Managing Director of Bianor, a mobile consulting company providing solutions for enterprise clients. There, he led the development and implementation of innovative mobile products in industries including aviation, pharmaceutical and entertainment. Metodi co-founded Flipps Media, an OTT video distribution platform positioned to be an alternative to traditional cable pay-per-view systems. Before Bianor, he served as product lead for Raritan, a data center technology organization, where he was an integral part of the transition team that led the company to becoming a global IT service management solutions provider. Prior to joining Raritan, Mr. Filipov served as VP of Operations at ISS, a security products company. There, he successfully managed product development and contract manufacturing across continents. Mr. Filipov has extensive experience delivering superior solutions with a focus on optimized efficiency and productivity.

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

Meetings of the Board of Directors

During the fiscal year ended September 30, 2018 (“Fiscal 2018”), the Board of Directors held four meetings. No Director attended less than 75% of the aggregate of the total number of meetings of the Board of Directors.

Committees of the Board

Our Board of Directors currently has one standing committee: The Audit Committee.

Compensation Committee

As a “Controlled Company” as such term is defined under NASDAQ Listing Rule 5615, the Company is not required to have a Compensation Committee.

Audit Committee

The Audit Committee, which has been established in accordance with requirements of Section 3(a)(58)(A) of the Exchange Act, is comprised of the following independent directors: Sunny Patel (Chair), Raju Panjwani and Metodi Filipov. The Board of Directors has determined that each member of the Audit Committee: (i) is independent, (ii) meets the financial literacy requirements of the Nasdaq Rules, and (iii) meets the enhanced independence standards established by the SEC. In addition, the Board has determined that Mr. Patel qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC.

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

Nomination of Directors

The Company does not currently have a standing nominating committee or a formal nominating committee charter. As a “Controlled Company” as such term is defined by NASDAQ Listing Rule 5615 the Company is not required to have a Nominating Committee. Currently, the independent members of the Board (Messrs. Panjwani, Patel and Filipov), rather than a nominating committee, approve or recommend to the full Board those persons to be nominated. The Board believes that the current method of nominating directors is appropriate because it allows each independent board member input into the nomination process and does not unnecessarily restrict the input that might be provided from an independent director who could be excluded from a committee. Currently, three of the five Directors are independent. Furthermore, the Board has adopted by resolution a director nomination policy. The purpose of the policy is to describe the process by which candidates for inclusion in the Company’s recommended slate of director nominees are selected. The director nomination policy is administered by the Board. Many of the benefits that would otherwise come from a written committee charter are provided by this policy.

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

The Board will consider director candidates recommended by shareholders and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources, as described above. Recommendations must be in writing and mailed to Cemtrex, Inc., 30-30 47th Avenue, Long Island City, NY 11101, Attention: Corporate Secretary, and include all information regarding the candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules promulgated by the SEC if the candidate were nominated by the Board of Directors (including such candidate’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected). The shareholder giving notice must provide (i) his or her name and address, as they appear on the Company’s books, and (ii) the number of shares of the Company which are beneficially owned by such shareholder. The Company may require any proposed nominee to furnish such other information it may require to be set forth in a shareholder’s notice of nomination which pertains to the nominee.

Director Compensation

In Fiscal 2018 we began reimbursing our independent Directors $1,500 per fiscal quarter. Additionally, we reimburse our directors for expenses incurred in connection with attending board meetings.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Renato Dela Rama, the Vice President of Finance. As of January 21, 2018, Saagar Govil is currently earning compensation from the Company. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2017, and 2018 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $150,000.

				OPTION
PRINCIPAL AND POSITION	YEAR	SALARY	BONUS	AWARDS		OTHER

Saagar Govil	2017	$250,000	$-	$282,000	(1)	$-
Chairman (as of June 2014),	2018	$250,000	$-	$194,000	(1)	$-
Chief Executive Officer, and President

Renato Dela Rama (2)	2017	$72,782	$-	$-		$-
Vice President of Finance	2018	$100,000	$-	$-		$-

(1)	Represents the aggregate amount of the fair value of stock option awards on the grant date calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASBASC Topic 718”), rather than actual amounts to be realized by the named executive officer and disregarding any forfeitures based upon exercise price.

(2)	Mr. Dela Rama was employed by Ducon Technologies, Inc. an entity owned by Aron Govil, Executive Director of the Company. In the fiscal year ended September 30, 2017, Mr. Dela Rama received compensation of $27,218 Ducon Technologies Inc.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2018:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	200,000	$1.70	2/12/2022
Saagar Govil	200,000	$4.24	12/5/2022
Saagar Govil	200,000	$2.64	12/18/2023
Renato Dela Rama	-

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings, but we do not pay our directors fees or other compensation for services rendered as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of January 21, 2019 by:

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

As of January 21, 2019, 13,327,160 shares of Common Stock were issued and outstanding. In addition, there were 1,000,000 shares of Series A Preferred Stock outstanding which are entitled to vote 13,460,432 shares in the aggregate, all of which is held by Aron Govil and 2,009,946 shares of Series 1 Preferred Stock outstanding which are entitled to vote 4,019,892 shares in the aggregate. Accordingly, a total of 30,807,484 shares may be voted at the Annual Meeting.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of January 21, 2019 are deemed outstanding. Such shares, however, are not deemed as of January 21, 2019 outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Title	Amount Owned		Percentage of Issued Common Stock (1)	Percentage of voting stock (2)

Common Stock	Aron Govil	Executive Director	3,080,000		23%	10.0%
	30-30 47th Ave, Suite 540
	Long Island City, NY 11101

Preferred Stock	Aron Govil	Executive Director	1,000,000	(3)	--	43.7%
(Series A)	30-30 47th Ave, Suite 540		(13,460,432
	Long Island City, NY 11101		Voting shares)

Common Stock	Saagar Govil	Chairman of the Board,	1,761,772		13%	5.7%
	30-30 47th Ave, Suite 540	Chief Executive Officer,
	Long Island City, NY 11101	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	8,750		--	*
(Series 1)	30-30 47th Ave, Suite 540	Chief Executive Officer,
	Long Island City, NY 11101	and President

Common Stock	Renato Dela Rama	Vice President of Finance,	44,334		*	*
	30-30 47th Ave, Suite 540	Secretary
	Long Island City, NY 11101

Common Stock	Sunny Patel	Director	6,722		*	*
	30-30 47th Ave, Suite 540
	Long Island City, NY 11101

		All directors and executive officers
		as a group (5 persons)	5,901,578	(4)	37%	59.6%

* Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 13,327,160 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 13,327,160 shares of our Common Stock outstanding, the 13,460,432 votes that the Series A Preferred Stock is entitled to vote, and the 4,019,892 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	The Series A Preferred Stock was issued by the Company to Aron Govil, the Company’s Executive Director, in conjunction with the settlement of the debenture issued as consideration for the purchase of Griffin Filters, Inc. in 2009. Pursuant to the Certificate of Designation of the Series A Preferred Stock, each issued and outstanding share of Series A Preferred Stock is entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. The shares of Series A Preferred Stock held by Aron Govil represent 100% of the total Series A Preferred Stock issued and outstanding.

(4)	Consists of actual amount of Common Stock and Series A and Series 1 Preferred Stock owned.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors has determined that each of Messrs. Panjwani, Patel and Filipov are independent in accordance with NASDAQ rules. To determine independence, the Board of Directors adopted and applied the categorical standards of independence included in NASDAQ Listing Rule 5605(a)(2), which include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company.

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

Transactions with Related Persons

Ducon Technologies, Inc’s President is Aron Govil, the Executive Director of the Company.

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

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2018 by Haynie & Company the Company’s independent auditor for the fiscal year ended September 30, 2018 and by Bharat Parikh, the Company’s independent auditor for the fiscal years ended September 30, 2017:

	2017	2018
Audit Fees	$25,000	$28,000
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Totals	$25,000	$28,000

During fiscal year 2018, the Company incurred fees related to the quarterly review of its financial statements by its independent auditor at the time of those reviews, Bharat Parikh billed the Company $11,850, and Green & Company billed the Company $14,900. The Company’s subsidiary Advanced Industrial Systems was audited by Stambaugh Ness P.C., as per loan covenants of Fulton Bank for fiscal years 2018 and 2017 and the Company incurred audit fees of $31,450 and $27,500, respectively. The Company’s subsidiary ROB Cemtrex GmbH was audited by Dhmp GmbH & Co as per loan covenants of Sparkasse Bank for fiscal years 2018 and 2017 and company incurred audit fees of $13,834 and $30,250, respectively.

For the fiscal year ended September 30, 2018, the company incurred fees for tax services of $49,525, provided by Wiss and Company, $2,350, provided by Stambaugh Ness P.C., and $5,114, provided by Dhmp GmbH & Co.

Pre-Approval Policies and Procedures

The Company’s Audit Committee must provide advance approval for all audit and non-audit services, other than de minimis non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Haynie & Company in fiscal year 2018.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.(20)

(b)	Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(12)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (15)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Nonstatutory Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1,2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
10.16	Nonstatutory Stock Option Agreement entered into as of December 18, 2017 between Cemtrex, Inc. and Saagar Govil (16)
10.17	Securities Purchase Agreement, dated March 23, 2018, by and between Cemtrex, Inc. and NIL Funding Corporation. (17)
10.18	Research and Development Services Agreement by and between Vicon Industries, Inc. and Cemtrex, Inc.,(20)
14.1	Corporate Code of Business Ethics.(4)
16.1	Letter of Bharat Parikh & Associates, dated February 26, 2018 (18)
16.2	Letter to the Securities and Exchange Commission from Green & Company, CPAs (19)
21.1	Subsidiaries of the Registrant (20)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

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

(20) Incorporated by reference from Form 10-K filed on January 11, 2019

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

January 28, 2019	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 28, 2019	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 28, 2019	By:	/s/ Renato Dela Rama
Renato Dela Rama,
Vice President of Finance (Principal Financial and Accounting Officer)

January 28, 2019	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

January 28, 2019	By:	/s/ Sunny Patel
Sunny Patel,
Director

January 28, 2019	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

January 28, 2019	By:	/s/ Aron Govil
Aron Govil,
Executive Director

