Form 10-Q
period 2018-12-31
CEMTREX INC
filed 2019-02-19
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 11, 2019, the issuer had 14,149,698 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2018 and September 30, 2018 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended December 31, 2018 and December 31, 2017 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the three months ended December 31, 2018 and December 31, 2017 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

SIGNATURES		25

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2018	September 30, 2018
Assets
Current assets
Cash and equivalents	$818,548	$973,772
Restricted Cash	1,360,487	1,342,163
Accounts receivable, net	11,580,282	13,945,655
Trade receivables - related party	-	165,220
Inventory, net	13,362,007	11,354,458
Prepaid expenses and other current assets	3,775,941	4,132,996
Total current assets	30,897,265	31,914,264

Property and equipment, net	26,342,873	27,300,654
Goodwill	3,322,819	3,322,818
Investment in Vicon	1,356,495	1,699,271
Other assets	3,165,528	3,093,607
Total Assets	$65,084,980	$67,330,614

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$9,074,976	$7,068,005
Accounts payable to related party	2,000	-
Short-term liabilities	5,969,187	10,913,703
Deposits from customers	328,196	50,619
Accrued expenses	5,896,286	2,333,938
Deferred revenue	976,632	970,590
Accrued income taxes	424,895	565,513
Total current liabilities	22,672,172	21,902,368

Long-term liabilities
Loans payable to bank, net of current portion	3,905,427	4,206,468
Long-term capital lease, net of current portion	38,486	44,081
Notes payable, net of current portion	309,455	276,639
Mortgage payable, net of current portion	3,461,323	3,568,545
Deferred tax liabilities	2,051,499	2,051,847
Total long-term liabilities	9,766,190	10,147,580
Total liabilities	32,438,362	32,049,948

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,009,946 shares issued and outstanding as of December 31, 2018 and 1,914,168 shares issued and outstanding as of September 30, 2018 (liquidation value of $10 per share)	2,010	1,914
Series A, 1,000,000 shares authorized, issued and outstanding at December 31, 2018 and September 30, 2018	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 13,385,108 shares issued and outstanding at December 31, 2018 and 12,973,730 shares issued and outstanding at September 30, 2018	13,385	12,973
Additional paid-in capital	32,842,394	31,485,320
Retained earnings	1,128,678	4,262,756
Accumulated other comprehensive income/(loss)	(1,340,849)	(483,297)
Total shareholders’ equity	32,646,618	35,280,666
Total liabilities and shareholders’ equity	$65,084,980	$67,330,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended
	December 31,
	2018	2017
Revenues
Advanced Technologies Revenue	$467,835	$-
Electronics Manufacturing Revenue	11,026,253	20,443,101
Industrial Technology Revenue	5,790,456	11,938,799
Total revenues	17,284,544	32,381,900

Cost of revenues
Cost of Sales, Advanced Technologies	192,365	-
Cost of Sales, Electronics Manufacturing	6,512,329	13,187,955
Cost of Sales, Industrial Technology	3,584,728	8,669,453
Total cost of revenues	10,289,422	21,857,408
Gross profit	6,995,122	10,524,492

Operating expenses
General and administrative	8,240,174	9,507,584
Research and development	379,517	149,217
Total operating expenses	8,619,691	9,656,801
Operating income/(loss)	(1,624,569)	867,691

Other income (expense)
Other Income (expense)	47,643	291,767
Interest Expense	(189,747)	(368,461)
Total other income (expense)	(142,104)	(76,694)

Net income (loss) before income taxes and equity interest	(1,766,673)	790,997
Income tax (expense)/benefit	(66,849)	(59,006)
Earnings/(loss) in equity interests	(342,776)	-
Net income (loss)	(2,176,298)	731,991

Preferred dividends paid	957,780	-
Net income/(loss) available to common shareholders	$(3,134,078)	$731,991

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(857,552)	631,045
Comprehensive income/(loss) available to common shareholders	$(3,991,630)	$1,363,036

Income/(loss) Per Common Share-Basic	$(0.24)	$0.07
Income/(loss) Per Common Share-Diluted	$(0.24)	$0.07

Weighted Average Number of Common Shares-Basic	13,110,211	10,486,770
Weighted Average Number of Common Shares-Diluted	13,110,211	10,644,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
	2018	2017
Cash Flows from Operating Activities

Consolidated net income/(loss)	$(2,176,298)	$731,991
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	1,077,262	841,855
Deferred revenue	6,042	20,983
Change in allowance for inventory obsolescence	-	623,775
Share-based compensation	36,108	-
Interest expense on convertible debt	-	109,144
Loss on equity interests	342,776	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	2,365,373	(2,379,205)
Trade receivables - related party	165,220	-
Inventory	(2,007,549)	3,798,092
Prepaid expenses and other assets	357,055	(782,447)
Other assets	(71,921)	(89,268)
Accounts payable	2,006,971	800,010
Accounts payable to related party	2,000	-
Deposits from customers	277,577	-
Accrued expenses	3,562,348	(569,336)
Income taxes payable	(140,618)	(57,286)
Net cash provided by operating activities	5,802,346	3,048,308

Cash Flows from Investing Activities
Purchase of property and equipment	(548,361)	(2,344,266)
Net cash used by investing activities	(548,361)	(2,344,266)

Cash Flows from Financing Activities
Proceeds from notes payable	-	2,300,000
Payments on notes payable	(143,882)	(144,977)
Payments on secured loan	(2,154,561)	-
Payments on bank loans	(779,173)	(360,543)
Proceeds from at-the-market offering	150,721	-
Expenses on at-the-market offering	(12,027)	-
Revolving line of credit	(2,446,368)	(473,936)
Payments on caplital lease obligations	(5,595)	-
Net cash provided/(used) by financing activities	(5,390,885)	1,320,544

Net increase (decrease) in cash	(136,900)	2,024,586
Cash beginning of period	2,315,935	11,974,752
Cash end of period	$2,179,035	$13,999,338

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$166,547	$259,317

Cash paid during the period for income taxes	$140,618	$57,286

Supplemental Schedule of Non-Cash Investing and Financing Activities
Payment of convertible notes in common stock	$-	$220,000
Payment of interest on convertible notes in common stock	$-	$109,144
Payment of short-term notes payable in common stock	$225,000	$-
Dividends paid in equity shares	$957,780	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statement

Cemtrex Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the IoT, Wearables and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, they deliver progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance. Through its Cemtrex VR division, the Company is developing a wide variety of applications for virtual and augmented reality markets.

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

Cemtrex works with industry leading OEMs in their outsourcing of advanced manufacturing services by forming a long-term relationship as an electronics manufacturing partner. We work in close relationships with our customers throughout the entire electronic lifecycle of a product, from design, manufacturing, and distribution. The Company seeks to grow the business through the addition of new, high quality customers, the expansion of its share of business with existing customers and participating in the growth of existing customers.

Using its manufacturing capabilities, the Company provides customers with advanced product assembly and system level integration combined with test services to meet the highest standards of quality. Through its agile manufacturing environment, we can deliver low and medium volume and mix services to our clients. Additionally, we design, develop, and manufacture various interconnects and cable assemblies that often are sold in conjunction with its PCBAs to enhance value for their customers. The Company also provides engineering services from new product introductions and prototyping, related testing equipment, to product redesigns.

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

The Company believes its ability to attract and retain new customers comes from their ongoing commitment to understanding its customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge. We work closely with our customers from an operational and senior executive level to achieve a deep understanding of our customer’s goals, challenges, strategies, operations, and products to ultimately build a long-lasting successful relationship.

Recent Developments

In December 2017, Company set up a subsidiary named Cemtrex Technologies Pvt. Ltd., by acquiring certain fixed assets consisting of computers, hardware and proprietary software from a private third party located in Pune, India, to carry out software and prototype development work related to new Virtual & Augmented Reality applications and Smart Technology products to be produced by Cemtrex Advanced Technologies Inc., located in New York.

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

On August 8, 2018, the Company entered into a Research and Development Services Agreement (the “Agreement”) with Vicon to provide Vicon with outsourced software development services. Vicon is transitioning its principal Israeli based software development activities to the Company’s India based services group, which has now assumed principal software coding and test responsibilities for Vicon. The outsourcing of these activities is expected to materially reduce the Vicon’s software development costs and provide development efficiencies, which should help expedite its software roadmap. The terms of the Agreement, among other things, set forth the scope of services, consideration, developed technology ownership, non-disclosure and safeguard of Vicon’s software code. Pursuant to an informal agreement, $ 190,811 of fees were billed to Vicon during the three months ended December 31, 2018 in connection with the transition of software development activities.

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2018 (“2018 Annual Report”) of Cemtrex Inc. (“Cemtrex” or the “Company”). A summary of the Company’s significant accounting policies is identified in Note 2 of the notes to the consolidated financial statements included in the Company’s 2018 Annual Report.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission (‘SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the disclosure of contingent assets and liabilities in the condensed consolidated financial statements and the accompanying notes, and the reported amounts of revenues, expenses and cash flows during the periods presented. Actual amounts and results could differ from those estimates. The estimates and assumptions the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company’s management. The Company evaluates its estimates and assumptions on an ongoing basis.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Advanced Technologies Inc., Cemtrex Ltd., Cemtrex Technologies Pvt. Ltd., ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Logistics GmbH, and Advanced Industrial Services, Inc. All inter-company balances and transactions have been eliminated in consolidation.

Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2018, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Recently Adopted Accounting Pronouncements

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company’s previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company’s presentation of revenue on a gross or net basis. The Company recognizes contract revenue from the sales of services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly. In addition, there was no impact of adoption on the statement of operations or balance sheet as of December 31, 2018 or for the three months then ended. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

Revenue Recognition

The Company recognizes revenue from sales of services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly at the point in time when the performance obligations in the contract are met, which is when the customer obtains control of such products and typically occurs upon delivery depending on the terms of the underlying contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver volumes of co-products over a contractual period of less than 12 months. The Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue as control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

Recently Issued Accounting Standards

In February 2016, The FASB issued ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company will adopt this standard starting October 1, 2019. The Company does not believe adoption will have a material effect on its financial position.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

NOTE 3 – LOSS PER COMMON SHARE

Basic income/(loss) per common share is computed as income/(loss) applicable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted income/(loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common stock.

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three months ended December 31, 2018 and 2017, because the effect of their inclusion would be anti-dilutive.

	For the three months ended
	December 31,
	(unaudited)
	2018	2017
Options	632,889	609,518
Warrants	3,471,717	3,471,717
	4,104,606	4,081,235

NOTE 4 – EQUITY METHOD INVESTMENT

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (See NOTE 1).

Below is the summarized statement of income for Vicon;

For the three
months ended
December 31, 2018
Revenues	$6,379,274
Net loss	$(745,165)

NOTE 5 – SEGMENT INFORMATION

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

The following tables summarize the Company’s segment information:

	For the three months ended
	December 31,
	2018	2017
Revenues from external customers
Advanced Technologies	$467,835	$-
Electronics Manufacturing	11,026,253	20,443,101
Industrial Technology	5,790,456	11,938,799
Total revenues	$17,284,544	$32,381,900

Gross profit
Advanced Technologies	$275,470	$-
Electronics Manufacturing	4,513,924	7,255,146
Industrial Technology	2,205,728	3,269,346
Total gross profit	$6,995,122	$10,524,492

Operating (loss) income
Advanced Technologies	$(1,230,308)	$-
Electronics Manufacturing	(187,174)	487,094
Industrial Technology	(207,087)	380,597
Total operating (loss) income	$(1,624,569)	$867,691

Other income (expense)
Advanced Technologies	$(160)	$-
Electronics Manufacturing	(16,278)	(141,202)
Industrial Technology	(125,666)	64,508
Total other income (expense)	$(142,104)	$(76,694)

Depreciation and Amortization
Advanced Technologies	$520,542	$-
Electronics Manufacturing	280,961	436,000
Industrial Technology	275,759	405,855
Total depreciation and amortization	$1,077,262	$841,855

NOTE 6 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at December 31, 2018 and 2017.

NOTE 7 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,360,487 as of December 31, 2018. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $104,987 as of December 31, 2018 and September 30, 2018.

NOTE 8 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	December 31, 2018	September 30, 2018
Accounts receivable	$11,878,990	$14,244,363
Allowance for doubtful accounts	(298,708)	(298,708)
	$11,580,282	$13,945,655

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 9 – INVENTORY, NET

Inventory, net, consist of the following:

	December 31, 2018	September 30, 2018
Raw materials	$9,526,708	$8,654,497
Work in progress	1,959,264	1,412,828
Finished goods	2,886,983	2,298,081
	14,372,955	12,365,406

Less: Allowance for inventory obsolescence	(1,010,948)	(1,010,948)
Inventory –net of allowance for inventory obsolescence	$13,362,007	$11,354,458

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2018	September 30, 2018
Land	$1,241,720	$1,063,715
Building	5,047,245	5,321,926
Furniture and office equipment	2,710,175	2,685,315
Computers and software	6,941,286	6,762,046
Trade show display	89,330	-
Machinery and equipment	21,776,771	22,102,390
	37,806,527	37,935,392

Less: Accumulated depreciation	(11,463,654)	(10,634,738)
Property and equipment, net	$26,342,873	$27,300,654

Depreciation expense for the three months ended December 31, 2018 and 2017 were $1,077,262 and $841,855, respectively.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2018, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,392,954, other current assets of $391,633 and other receivables of $1,991,354. On September 30, 2018, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,026,441, other current assets of $1,115,201 and other receivables of $1,991,354.

NOTE 12 – OTHER ASSETS

As of December 31, 2018, the Company had other assets of $3,165,528 which was comprised of rent security of $144,125, deferred tax assets of $2,967,529, and other assets of $53,874. As of September 30, 2018, the Company had other assets of $3,093,607 which was comprised of rent security of $126,078, and deferred tax assets of $2,967,529.

NOTE 13 – SHORT-TERM LIABILITIES

The Company’s subsidiaries have revolving lines of credit with various banks in order to fund operations. As of December 31, 2018, and September 30, 2018, the balances of these accounts were $342,825 and $2,639,542, respectively.

On February 12, 2018 the Company’s subsidiary ROB Cemtrex GmbH obtained a $3,680,079 (€3,000,000 based on the exchange rate at the time) secured loan with Deutsche Bank. This loan carries interest of EURIBOR (Euro Interbank Offer Rate) plus 1.25% per annum (1.133% as of December 31, 2018) and is payable on January 1, 2020. ROB Cemtrex GmbH has pledged its receivables to secure this loan. As of December 31, 2018, the loan had a balance of $1,336,690, based on the exchange rate at the time.

On November 15, 2017, the Company issued a note payable to an unrelated third party, for $2,300,000. This note carries interest of 8% and is due after 18 months. At September 30, 2018 1,475,000 of this note was outstanding with $225,000 classified as long-term. During the three months ended December 31, 2018, 210,736 shares of the Company’s common stock have been issued to satisfy $225,000 of this note. As of December 31, 2018, $1,250,000 of this note remains outstanding with $275,000 classified as long-term.

On May 11, 2018, the Company issued a note payable to an unrelated third party, for $1,725,000. This note carries interest of 8% and is due after 18 months.

As of December 31, 2018, and September 30, 2018 there were $1,589,672 and $1,807,910 in current portion of long-term liabilities, respectively.

NOTE 14 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2018, the Company has satisfied all outstanding convertible notes payable, to various unrelated third parties.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company leased its principal office at Farmingdale, New York, 8,000 square feet of office and warehouse/assembly space on a month to month lease in a building owned by Aron Govil, Executive Director of the Company, at a monthly rental of $10,000. For the three months ended December 31, 2018 and 2017 rent expense under this lease was $30,000. As of December 31, 2018 the Company has completed its move to Long Island City and will no longer lease this office space.

On August 8, 2018, the Company entered into a Research and Development Services Agreement (the “Agreement”) with Vicon to provide Vicon with outsourced software development services. Vicon is transitioning its principal Israeli based software development activities to the Company’s India based services group, which has now assumed principal software coding and test responsibilities for Vicon. The outsourcing of these activities is expected to materially reduce the Vicon’s software development costs and provide development efficiencies, which should help expedite its software roadmap. The terms of the Agreement, among other things, set forth the scope of services, consideration, developed technology ownership, non-disclosure and safeguard of Vicon’s software code. Pursuant to an informal agreement, $190,811 of fees were billed to Vicon during the three months ended December 31, 2018 in connection with the transition of software development activities. As of December31, 2018, there were no open receivables due from Vicon.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of December 31, 2018, and September 30, 2018, there were 3,009,946 and 2,914,168 shares issued and outstanding, respectively.

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

During the three-month periods ended December 31, 2018 and 2017, the Company did not issue any Series A Preferred Stock.

As of December 31, 2018, and September 30, 2018, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

As of December 31, 2018, and September 30, 2018, there were 2,009,946 and 1,914,168 shares of Series 1 Preferred Stock issued and outstanding, respectively.

For the three months ended December 31, 2018, 95,778 shares of Series 1 Preferred Stock were issued to pay $957,780 worth of dividends to holders of Series 1 Preferred Stock.

Listing on NASDAQ Capital Markets

On June 25, 2015, the Company’s common stock commenced trading on the NASDAQ Capital Market under the symbol “CETX”.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of December 31, 2018, there were 13,385,108 shares issued and outstanding and at September 30, 2018, there were 12,973,730 shares issued and outstanding.

During the three months ended December 31, 2018, 210,736 shares of the Company’s common stock have been issued to satisfy $225,000 of a short-term note payable and 201,002 shares were issued in an Subscription Rights Offering.

Subscription Rights Offering

On November 26, 2018, Cemtrex, Inc. (the “Company”) commenced a rights offering to its stockholders (“Rights Offering”). Pursuant to the Rights Offering, the Company has distributed, at no charge to holders of record of the Company’s common stock and series 1 warrants as of November 19, 2018 (the “Record Date”), non-transferable subscription rights to purchase up to an aggregate of $2,700,000 worth of shares of common stock, at a purchase price equal to the lesser of (i) $1.06 per share (in which case 2,547,170 shares may be sold), or (ii) 95% of the volume weighted average price of the Company’s common stock for the five trading day period through and including December 19, 2018, which is the initial expiration date of the Rights Offering, all as set forth in the Prospectus Supplement filed on November 21, 2018 with the Securities and Exchange Commission (the “Prospectus Supplement”). On December 19, 2018 the price was set at $0.75 per share and the expiration date was extended to December 21, 2018. Each stockholder of record on the Record Date received one right for each one share of common stock held by the stockholder, and each series 1 warrant holder of record on the Record Date received one right for every ten shares for which their warrant is exercisable. Each right entitles the holder to purchase one share of the Company’s common stock, subject to proration. In connection with the Rights Offering, the Company entered into a Dealer-Manager Agreement (the “Agreement”) with Advisory Group Equity Services, Ltd. doing business as RHK Capital (“RHK”). As of December 31, 2018, 201,002 shares of common stock were issued for gross proceeds of $150,721. After deducting offering expenses of $12,027 the Company received $138,694 in net proceeds.

NOTE 17 – SHARE-BASED COMPENSATION

For the three months ended December 31, 2018 and 2017, the Company recognized $36,108 and zero of share-based compensation expense on its outstanding options, respectively. As of December 31, 2018, $148,592 of unrecognized share-based compensation expense is expected to be recognized over a period of three years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

The Company’s AT segment leases approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an eighteen-month lease at a monthly rent of $6,265 (INR454,365) expiring on September 6, 2019.

NOTE 19 – SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

In January and February of 2019, the Company issued 461,693 shares of common stock to satisfy $275,000 worth of notes payable.

In January 2019, the Company entered into an At-the-Market (ATM) Offering Agreement (the “Sales Agreement”) with Advisory Group Equity Services, Ltd. doing business as RHK Capital (the “Manager”) relating to shares of our common stock, par value $0.001 per share. Under the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $2,000,000 from time to time through the Manager, as our sales agent. Under the terms of the Sales Agreement, we may also sell shares to the Manager as principal for its own account. During January of 2019, 500,000 shares of common stock were issued and placed in escrow for this agreement and are included in the issued and outstanding count on the cover of this report. As of February 13, 2019, the company issued 88,150 of those shares in escrow and has received gross proceeds of $75,496. After deducting offering expenses of $2,265 the Company received $73,231 in net proceeds.

On January 14, 2018 two members of the Board of Directors of Vicon Industries, Inc. had resigned. With these resignations the only two remaining members of Vicon’s Board were Saagar Govil and Aron Govil. Starting on this date the Company will use the consolidation method with regard to the financial results of Vicon.

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

Significant Accounting Policies and Estimates

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

Certain of our accounting policies are deemed “significant”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2018.

Results of Operations - For the three months ending December 31, 2018 and 2017

Total revenue for the three months ended December 31, 2018 and 2017 was $17,284,544 and $32,381,900, respectively, a decrease of $15,097,356, or 47%. Net income for the three months ended December 31, 2018 and 2017 was a loss of $2,176,298 and income of $731,991, respectively, a decrease of $2,908,289, or 397%. Total revenue in the first quarter decreased, as compared to total revenue in the same period last year, due to the loss of two customers in the Electronics Manufacturing segment going into 2018, one as result of consolidation and other due to obsolescence of their product and lower sales in the Industrial Technology segment due to the softening demand for environmental products. Net income available to common shareholders decreased due to lower revenues from the loss of two customers in the Electronics Manufacturing segment going into 2018, one as result of consolidation and other due to obsolescence of their product and lower revenues in the Industrial Technology segment in response the decline in demand for environmental products and increased one-time expenses in research and development required to finish development of the SmartDesk and increased sales & marketing expenses related to the business development of SmartDesk and VR applications in the Advanced Technologies segment as well as the acquisition of the equity method investment, Vicon Industries, Inc.

Revenues

Our Advanced Technologies segment revenues for the three months ended December 31, 2018 was $467,835. This is a new segment for the company and we anticipate revenues to grow with development and investment in this division.

Our Electronics Manufacturing segment revenues for the three months ended December 31, 2018 decreased by $9,416,848 or 46% to $11,026,253 from $20,443,101 for the three months ended December 31, 2017. The primary reason for decreased sales was due to due to the loss of two customers in the EM segment going into 2018, one as result of consolidation and other due to obsolescence of their product.

Our Industrial Technology segment revenues for the three months ended December 31, 2018 decreased by $6,148,343 or 51%, to $5,790,456 from $11,938,799 for the three months ended December 31, 2017. The decrease was primarily due to decreased demand for environmental products globally and as result of relaxation of environmental regulations by the current administration.

Gross Profit

Gross Profit for the three months ended December 31, 2018 was $6,995,122 or 40% of revenues as compared to gross profit of $10,524,492 or 33% of revenues for the three months ended December 31, 2017. Gross profit as a percentage of revenues in the three months ended December 31, 2018 increased as compared to the three months ended December 31, 2017 as the Company works to achieve economies of scale, lower expenses, and shift to products and services with higher margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2018 decreased $1,267,410 or 13% to $8,240,174 from $9,507,584 for the three months ended December 31, 2017. General and administrative expenses as a percentage of revenue was 48% and 29% of revenues for the three-month periods ended December 31, 2018 and 2017. The dollar for dollar decreases in operating expenses was due to the Company’s work on achieving economies of scale and lower expenses, while the percentage of revenues increase was due to the decrease in the Company’s revenues for the three months ended December 31, 2018 as compared to the same period in the prior year.

Research and Development Expenses

Research and Development expenses for the three months ended December 31, 2018 was $379,517 compared to $149,217 for the three months ended December 31, 2017. Research and Development expenses have developed due to the development of SmartDesk and VR applications by the Company’s Advanced Technologies segment through the subsidiaries Cemtrex Advanced Technologies, Inc. and Cemtrex Technologies Pvt, Ltd.

Other Income/(Expense)

Interest and other income/(expense) for the first quarter of fiscal 2019 was $(142,104) as compared to $(76,694) for the first quarter of fiscal 2018. Other income/(Expense) for the three months ended December 31, 2018 was primarily due to interest expense related to the Company’s interest bearing payables.

Provision for Income Taxes

During the first quarter of fiscal 2019 we recorded an income tax provision of $66,849 compared to a provision of $59,006 for the first quarter of fiscal 2018. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Equity Interests

During the first quarter of fiscal 2019 the company recorded a loss on its equity interest in Vicon Technologies, Inc. of $342,776.

Net Income/Loss

The Company had net loss of $2,176,298 or 13% of revenues, for the three-month period ended December 31, 2018 as compared to net income of $733,991 or 2% of revenues, for the three months ended December 31, 2017. Net income in the first quarter decreased, as compared to net income in the same period last year, due the higher expenses related to the research & development and marketing in the Advanced Technologies segment along with lower revenues in both the Electronics Manufacturing and Industrial Technologies segments.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $8,225,093 at December 31, 2018 compared to $10,011,896 at September 30, 2018. This includes cash and equivalents and restricted cash of $2,179,035 at December 31, 2018 and $2,315,935 at September 30, 2018, respectively. The decrease in working capital was primarily due to increased marketing and research & development expenses and net decreases in our current assets of $1,016,999 and net decreases in our current liabilities of $769,804.

Accounts receivable decreased $2,365,373 or 17% to $11,580,282 at December 31, 2018 from $13,945,655 at September 30, 2018. The decrease in accounts receivable is largely attributable to decreased sales.

Inventories increased $2,007,549 or 18% to $13,362,007 at December 31, 2018 from $11,354,458 at September 30, 2018. The increase in inventories is attributable to an increase in the inventory purchased for the production of the SmartDesk and the execution of in-house orders, and reductions in purchases of raw materials during the period.

Operating activities provided $5,802,346 of cash for the three months ended December 31, 2018 compared to providing $3,048,308 of cash for the three months ended December 31, 2017. The increase in operating cash flows was primarily due to the execution of in-house orders, and decreases in expenditures, as compared to the same period a year ago.

Investment activities used $548,361 of cash for the three months ended December 31, 2018 compared to using cash of $2,344,266 during the three-month period ended December 31, 2017. Investing activities for the first quarter of 2019 were primarily driven by the Company’s investment in fixed assets.

Financing activities used $5,390,885 of cash in the three-month period ended December 31, 2018 as compared to providing cash of $1,320,544 in the three-month period ended December 31, 2017. Financing activities were primarily driven by payments on bank loans, notes payable, and revolving line of credit.

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

On November 26, 2018, Cemtrex, Inc. (the “Company”) commenced a rights offering to its stockholders (“Rights Offering”). Pursuant to the Rights Offering, the Company has distributed, at no charge to holders of record of the Company’s common stock and series 1 warrants as of November 19, 2018 (the “Record Date”), non-transferable subscription rights to purchase up to an aggregate of $2,700,000 worth of shares of common stock, at a purchase price equal to the lesser of (i) $1.06 per share (in which case 2,547,170 shares may be sold), or (ii) 95% of the volume weighted average price of the Company’s common stock for the five trading day period through and including December 19, 2018, which is the initial expiration date of the Rights Offering, all as set forth in the Prospectus Supplement filed on November 21, 2018 with the Securities and Exchange Commission (the “Prospectus Supplement”). On December 19, 2018 the price was set at $0.75 per share and the expiration date wass extended to December 21, 2018 Each stockholder of record on the Record Date received one right for each one share of common stock held by the stockholder, and each series 1 warrant holder of record on the Record Date received one right for every ten shares for which their warrant is exercisable. Each right entitles the holder to purchase one share of the Company’s common stock, subject to proration. In connection with the Rights Offering, the Company entered into a Dealer-Manager Agreement (the “Agreement”) with Advisory Group Equity Services, Ltd. doing business as RHK Capital (“RHK”). As of December 31, 2018, 201,002 shares of common stock were issued for gross proceeds of $150,721. After deducting offering expenses of $12,027 the Company received $138,694 in net proceeds.

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

Our CEO and our VPF have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, based on its evaluation, our management concluded that as of December 31, 2018 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

Changes in Internal Control Over Financial Reporting

While there was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, the Company is taking steps to improve its internal controls by obtaining additional qualified accounting personnel.

Part II Other Information

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2018, the Company issued an aggregate of 210,736 shares of common stock in exchange for aggregate consideration of $225,000, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(12)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (15)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Nonstatutory Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1, 2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
10.16	Nonstatutory Stock Option Agreement entered into as of December 18, 2017 between Cemtrex, Inc. and Saagar Govil (16)
10.17	Securities Purchase Agreement, dated March 23, 2018, by and between Cemtrex, Inc. and NIL Funding Corporation. (17)
10.18	Research and Development Services Agreement by and between Vicon Industries, Inc. and Cemtrex, Inc., (20)
14.1	Corporate Code of Business Ethics.(4)
16.1	Letter of Bharat Parikh & Associates, dated February 26, 2018 (18)
16.2	Letter to the Securities and Exchange Commission from Green & Company, CPAs (19)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

(20) Incorporated by reference from Form 10-K filed on January 11, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: February 19, 2019	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: February 19, 2019		/s/ Renato Dela Rama
Renato Dela Rama
Vice President of Finance
and Principal Financial Officer

