Form 10-Q
period 2019-03-31
CEMTREX INC
filed 2019-05-20
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 13, 2019, the issuer had 16,737,009 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2019 and September 30, 2018 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended March 31, 2019 and March 31, 2018 (Unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the three and six months ended March 31, 2019 and March 31, 2018 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flow for the six months ended March 31, 2019 and March 31, 2018 (Unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

SIGNATURES		25

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	September 30, 2018
Assets
Current assets
Cash and equivalents	$1,707,685	$973,772
Short-term investments	13,692	-
Restricted cash	1,228,653	1,342,163
Accounts receivable, net	15,599,809	13,945,655
Trade receivables - related party	-	165,220
Inventory, net	17,566,352	11,354,458
Prepaid expenses and other current assets	4,355,052	4,132,996
Total current assets	40,471,243	31,914,264

Property and equipment, net	25,329,230	27,300,654
Goodwill	5,041,960	3,322,818
Investment in Vicon	-	1,699,271
Other assets	4,706,345	3,093,607
Total Assets	$75,548,778	$67,330,614

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$11,157,303	$7,068,005
Short-term liabilities	16,069,234	10,913,703
Deposits from customers	122,920	50,619
Accrued expenses	4,591,690	2,333,938
Deferred revenue	1,105,811	970,590
Accrued income taxes	566,151	565,513
Total current liabilities	33,613,109	21,902,368

Long-term liabilities
Loans payable to bank, net of current portion	3,485,050	4,206,468
Long-term capital lease, net of current portion	32,835	44,081
Notes payable, net of current portion	309,455	276,639
Mortgage payable, net of current portion	3,285,427	3,568,545
Other long-term liabilities	1,199,539	-
Deferred tax liabilities	2,051,186	2,051,847
Deferred Revenue - long-term	433,828	—
Total long-term liabilities	10,797,320	10,147,580
Total liabilities	44,410,429	32,049,948

Commitments and contingencies	-	-

Mezzanie equity
Series B Preferred stock, $500 Stated Value 3,000 shares authorized, 1,050 issued and outstanding at March 31, 2019 and 0 at September 30, 2018, net of discount	345,489	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,009,946 shares issued and outstanding as of March 31, 2019 and 1,914,168 shares issued and outstanding as of September 30, 2018 (liquidation value of $10 per share)	2,010	1,914
Series A, 1,000,000 shares authorized, issued and outstanding at December 31, 2018 and September 30, 2018	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 14,487,284 shares issued and outstanding at March 31, 2019 and 12,973,730 shares issued and outstanding at September 30, 2018	14,847	12,973
Additional paid-in capital	33,924,120	31,485,320
Retained earnings	(855,189)	4,262,756
Accumulated other comprehensive loss	(1,512,057)	(483,297)
Total shareholders’ equity	31,574,731	35,280,666
Non-controlling interest of Vicon	(781,871)	—
Total liabilities, mezzanie equity and shareholders’ equity	$75,548,778	$67,330,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues
Advanced Technologies Revenue	$6,927,778	$-	$7,395,613	$-
Electronics Manufacturing Revenue	11,100,184	10,845,511	22,126,437	31,288,612
Industrial Technology Revenue	5,579,535	9,567,785	11,369,991	21,506,584
Total revenues	23,607,497	20,413,296	40,892,041	52,795,196

Cost of revenues
Cost of Sales, Advanced Technologies	3,899,773	-	4,092,138	-
Cost of Sales, Electronics Manufacturing	6,504,519	6,499,072	13,016,848	19,687,027
Cost of Sales, Industrial Technology	3,753,813	6,530,914	7,338,541	15,200,367
Total cost of revenues	14,158,105	13,029,986	24,447,527	34,887,394
Gross profit	9,449,392	7,383,310	16,444,514	17,907,802

Operating expenses
General and administrative	11,952,000	7,161,906	20,192,174	16,669,490
Research and development	471,611	57,881	851,128	207,098
Total operating expenses	12,423,611	7,219,787	21,043,302	16,876,588
Operating income/(loss)	(2,974,219)	163,523	(4,598,788)	1,031,214

Other income (expense)
Other Income (expense)	69,284	506,946	116,927	798,713
Interest Expense	(608,787)	(204,367)	(798,534)	(572,828)
Total other income (expense)	(539,503)	302,579	(681,607)	225,885

Net income (loss) before income taxes and equity interest	(3,513,722)	466,102	(5,280,395)	1,257,099
Income tax (expense)/benefit	1,173,700	(42,631)	1,106,849	(101,637)
Earnings/(loss) in equity interests	-	-	(342,776)	-
Net income (loss) before non-controlling interest	(2,340,022)	423,471	(4,516,322)	1,155,462
Less net income/(loss) noncontrolling interest of Vicon	(356,155)	-	(356,155)	-
Net income (loss)	(1,983,867)	423,471	(4,160,167)	1,155,462

Preferred dividends paid	-	-	957,780	-
Net income/(loss) available to common shareholders	(1,983,867)	423,471	(5,117,947)	1,155,462
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(171,208)	(857,769)	(1,028,760)	(226,724)
Comprehensive income/(loss) available to common shareholders	$(2,155,075)	$(434,298)	$(6,146,707)	$928,738

Income/(loss) Per Common Share-Basic	$(0.14)	$0.04	$(0.38)	$0.11
Income/(loss) Per Common Share-Diluted	$(0.14)	$0.04	$(0.38)	$0.11

Weighted Average Number of Common Shares-Basic	14,197,087	10,599,033	13,646,161	10,542,340
Weighted Average Number of Common Shares-Diluted	14,197,087	10,699,529	13,646,161	10,644,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock Par			Retained	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	other	Total
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at September 30, 2018	1,914,168	$1,914	1,000,000	$1,000	12,973,370	$12,973	$31,485,320	$4,262,756	$(483,297)	$35,280,666
Foreign currency translations	-	-	-	-	-	-	-	-	(857,552)	(857,552)
Share-based compensation	-	-	-	-	-	-	36,108	-	-	36,108
Common stock issued in Subscription Rights Offering	-	-	-	-	201,002	201	138,493	-	-	138,694
Common stock issued to pay notes payable	-	-	-	-	210,736	211	224,789	-	-	225,000
Dividends paid in Series 1 preferred shares	95,778	96	-	-	-	-	957,684	(957,780)	-	-
Net loss	-	-	-	-	-	-	-	(2,176,298)	-	(2,176,298)
Balance at December 31, 2018	2,009,946	$2,010	1,000,000	$1,000	13,385,108	$13,385	$32,842,394	$1,128,678	$(1,340,849)	$32,646,618
Foreign currency translations	-	-	-	-	-	-	-	-	(171,208)	(171,208)
Share-based compensation	-	-	-	-	-	-	36,108	-	-	36,108
Stock issued to pay notes payable	-	-	-	-	942,176	942	687,948	-	-	688,890
Shares held in trust for ATM Offering	-	-	-	-	223,628	224	(224)	-	-	-
Shares sold in ATM Offering	-	-	-	-	276,372	276	203,403	-	-	203,679
Common stock sold in Securities Purchase Agreement	-	-	-	-	20,000	20	(20)	-	-	-
Discount on Series B Preferred stock	-	-	-	-	-	-	154,511	-	-	154,511
Net loss	-	-	-	-	-	-	-	(1,983,867)	-	(1,983,867)
Balance at March 31, 2019	2,009,946	$2,010	1,000,000	$1,000	14,847,284	$14,847	$33,924,120	$(855,189)	$(1,512,057)	$31,574,731

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock Par			Retained	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	other	Total
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity
Balance at September 30, 2017	1,822,660	$1,823	1,000,000	$1,000	10,404,434	$10,404	$24,694,325	$14,418,245	$(133,492)	$38,992,305
Foreign currency translations	-	-	-	-	-	-	-	-	631,045	631,045
Stock issued for convertible debt	-	-	-	-	98,821	99	219,901	-	-	220,000
Stock issued for interest on convertible debt	-	-	-	-	50,267	50	109,094	-	-	109,144
Net Income	-	-	-	-	-	-	-	731,991	-	731,991
Balance at Decemder 31, 2017	1,822,660	$1,823	1,000,000	$1,000	10,553,522	$10,553	$25,023,320	$15,150,236	$497,553	$40,684,485
Foreign currency translations	-	-	-	-	-	-	-	-	(857,769)	(857,769)
Stock issued for investment in Vicon	-	-	-	-	1,012,625	1,013	2,912,917	-	-	2,913,930
Net Income	-	-	-	-	-	-	-	423,471	-	423,471
Balance at March 31, 2018	1,822,660	$1,823	1,000,000	$1,000	11,566,147	$11,566	$27,936,237	$15,573,707	$(360,216)	$43,164,117

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
	2019	2018

Cash Flows from Operating Activities
Consolidated net income/(loss)	$(4,516,322)	$1,155,462
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,634,904	1,721,830
Deferred revenue	(287,021)	780,455
Change in allowance for inventory obsolescence	(38,276)	650,446
Share-based compensation	72,216	-
Interest expense paid in equity shares	163,890	-
Interest expense on convertible debt	-	109,144
Consolidation of equity interest	342,776	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	2,802,739	2,228,175
Trade receivables - related party	165,220	-
Inventory	(1,181,200)	4,877,271
Prepaid expenses and other assets	171,100	(1,363,888)
Other assets	(1,186,589)	(262,449)
Other liabilities	9,343	-
Accounts payable	976,287	(883,004)
Deposits from customers	72,301	-
Accrued expenses	395,634	(1,676,710)
Income taxes payable	(31,951)	(587,204)
Net cash provided by operating activities	565,051	6,749,528

Cash Flows from Investing Activities
Purchase of property and equipment	(865,538)	(8,180,925)
Net cash used by investing activities	(865,538)	(8,180,925)

Cash Flows from Financing Activities
Proceeds from notes payable	-	2,300,000
Payments on notes payable	(214,560)	(244,321)
Payments on secured loan	(1,417,926)	-
Payments on bank loans	(996,589)	(793,877)
Proceeds from at-the-market offerings	360,695	-
Expenses on at-the-market offerings	(18,323)	-
Proceeds from the issuance of Series B Preferred Stock	500,000	-
Expenses from the issuance of Series B Preferred Stock	(25,000)	-
Revolving line of credit	1,387,344	(1,176,886)
Payments on caplital lease obligations	(11,246)	-
Net cash provided/(used) by financing activities	(435,605)	84,916
Effect of exchange rate differences on cash and cash equivalents	1,356,495	230,803

Net increase (decrease) in cash	620,403	(1,115,678)
Cash beginning of period	2,315,935	11,974,752
Cash end of period	$2,936,338	$10,859,074

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$611,444	$259,317

Cash paid during the period for income taxes	$31,951	$587,204

Supplemental Schedule of Non-Cash Investing and Financing Activities
Payment of convertible notes in common stock	$-	$220,000
Payment of interest on convertible notes in common stock	$-	$109,144
Payment of short-term notes payable in common stock	$775,000	$-
Dividends paid in equity shares	$957,780	$-

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

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the IoT, Wearables and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, we deliver progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance through its variable interest entity, Vicon Industries, Inc. Through its Cemtrex VR division, the Company is developing a wide variety of applications for virtual and augmented reality markets.

Cemtrex has developed a cutting edge IoT product, the SmartDesk, over the last eighteen months to revolutionize the desktop PC and personal workspace market. The SmartDesk is custom engineered and manufactured by Cemtrex with over eighteen patents pending around the product. SmartDesk combines and reimagines the needs of the modern office workstation in a sleek, clutter-free design. The product includes 72 inches of touch display monitors, proprietary patent-pending touch and gesture control, digital phone and webcam, integrated document scanner, wireless smartphone charging, and a built-in keyboard / trackpad with an electric-powered, adjustable-height desk.

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

Vicon Industries, Inc.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), (“Vicon”), from former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of Cemtrex common stock. Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries. Following the resignation of all other Board members by January 2019, the Company had elected to account for Vicon using the consolidation method. The Company is currently evaluating any fair market value adjustments that may be required.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Advanced Technologies Inc., Cemtrex Ltd., Cemtrex Technologies Pvt. Ltd., ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Logistics GmbH, and Advanced Industrial Services, Inc. and the variable interest entity Vicon Industries, Inc. All inter-company balances and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company’s previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company’s presentation of revenue on a gross or net basis. The Company recognizes contract revenue from the sales of services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly. In addition, there was no impact of adoption on the statement of operations or balance sheet as of March 31, 2019 or for the three and six months then ended. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

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

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and six months ended March 31, 2019 and 2018, because the effect of their inclusion would be anti-dilutive.

	For the three and six months ended
	March 31,
	(unaudited)
	2019	2018
Options	632,889	637,497
Warrants	3,671,717	3,471,717
	4,304,606	4,109,214

NOTE 4 – VICON INDUSTRIES, INC. (VARIABLE INTEREST ENTITY)

On March 23, 2018, in a private resale transaction, the Company purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), (“Vicon”), from former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. The Company’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. The Company purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of The Company common stock. Following the closing of the transaction, Saagar Govil, The Company’s Chairman and Chief Executive Officer, and Aron Govil, The Company’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries.

Vicon is a variable interest entity of which the Company beneficially owned a minority 46.0% interest at March 31, 2019, and, for accounting purposes under FASB guidelines, is considered the primary beneficiary among the equity participants based on qualitative and quantitative criteria. Vicon was incorporated in 1967 and develops video management software and also designs, assembles and markets a wide range of video system components, comprised principally of cameras, network video servers/recorders, encoders and mass storage units, used in security, surveillance, safety, and control applications by a broad group of end users. A video system is typically a private (or hybrid public/private) network that can transmit and receive video, audio and data signals in accordance with the operational needs of the user. Vicon’s primary business focus is the design of network video systems that it produces and sells worldwide, primarily to authorized dealers, system integrators, government entities and security products distributors.

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

The following tables summarize the Company’s segment information:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2019	2018	2019	2018
Revenues from external customers
Advanced Technologies	6,927,778	-	$7,395,613	$-
Electronics Manufacturing	11,100,184	10,845,511	22,126,437	31,288,612
Industrial Technology	5,579,535	9,567,785	11,369,991	21,506,584
Total revenues	23,607,497	20,413,296	$40,892,041	$52,795,196

Gross profit
Advanced Technologies	3,028,005	-	$3,303,475	$-
Electronics Manufacturing	4,595,665	4,807,400	9,109,589	11,601,585
Industrial Technology	1,825,722	3,036,871	4,031,450	6,306,217
Total gross profit	9,449,392	7,844,271	$16,444,514	$17,907,802

Operating (loss) income
Advanced Technologies	(2,437,421)	-	$(3,667,729)	$-
Electronics Manufacturing	26,296	(82,348)	(160,878)	464,012
Industrial Technology	(563,094)	245,871	(770,181)	567,202
Total operating (loss) income	(2,974,219)	163,523	$(4,598,788)	$1,031,214

Other income (expense)
Advanced Technologies	(194,225)	-	$(194,385)	$-
Electronics Manufacturing	(29,694)	263,361	(45,972)	122,159
Industrial Technology	(315,584)	39,218	(441,250)	103,726
Total other income (expense)	(539,503)	302,579	$(681,607)	$225,885

Depreciation and Amortization
Advanced Technologies	346,450	-	$866,992	$-
Electronics Manufacturing	542,737	476,042	823,698	912,042
Industrial Technology	668,455	403,933	944,214	809,788
Total depreciation and amortization	1,557,642	879,975	$2,634,904	$1,721,830

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

The Company had no assets reportable under ASC 820 at December 31, 2018 and 2017.

NOTE 7 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,228,653 as of March 31, 2019. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $106,230 as of March 31, 2019 and $104,987 at September 30, 2018.

NOTE 8 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	March 31, 2019	September 30, 2018
Accounts receivable	$15,898,517	$14,244,363
Allowance for doubtful accounts	(298,708)	(298,708)
	$15,599,809	$13,945,655

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 9 – INVENTORY, NET

Inventory, net, consist of the following:

	March 31, 2019	September 30, 2018
Raw materials	$9,721,220	$8,654,497
Work in progress	1,966,159	1,412,828
Finished goods	6,851,645	2,298,081
	18,539,024	12,365,406

Less: Allowance for inventory obsolescence	(972,672)	(1,010,948)
Inventory –net of allowance for inventory obsolescence	$17,566,352	$11,354,458

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2019	September 30, 2018
Land	$1,063,715	$1,063,715
Building	5,311,269	5,321,926
Furniture and office equipment	2,579,195	2,685,315
Computers and software	7,070,003	6,762,046
Trade show display	89,330	-
Machinery and equipment	27,936,709	22,102,390
	44,050,221	37,935,392

Less: Accumulated depreciation	(18,720,991)	(10,634,738)
Property and equipment, net	$25,329,230	$27,300,654

Depreciation expense for the six months ended March 31, 2019 and 2018 were $2,634,904 and $1,721,830, respectively.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2019, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $617,850, other current assets of $1,745,848 and other receivables of $1,991,354. On September 30, 2018, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,026,441, other current assets of $1,115,201 and other receivables of $1,991,354.

NOTE 12 - OTHER ASSETS

As of March 31, 2019, the Company had other assets of $4,706,345 which was comprised of rent security of $144,125, deferred tax assets of $4,140,988, and other assets of $421,232. As of September 30, 2018, the Company had other assets of $3,093,607 which was comprised of rent security of $126,078, and deferred tax assets of $2,967,529.

NOTE 13 – SHORT-TERM LIABILITES

The Company’s subsidiaries have revolving lines of credit with various banks in order to fund operations. As of March 31, 2019, and September 30, 2018, the balances of these accounts were $2,028,974 and $2,639,542, respectively.

On February 12, 2018 the Company’s subsidiary ROB Cemtrex GmbH obtained a $3,680,079 (€3,000,000 based on the exchange rate at the time) secured loan with Deutsche Bank. This loan carries interest of EURIBOR (Euro Interbank Offer Rate) plus 1.25% per annum (1.133% as of December 31, 2018) and is payable on January 1, 2020. ROB Cemtrex GmbH has pledged its receivables to secure this loan. As of March 31, 2019, the loan had a balance of $3,443,353, based on the exchange rate at the time.

On November 15, 2017, the Company issued a note payable to an unrelated third party, for $2,300,000. This note carries interest of 8% and is due after 18 months. At September 30, 2018 1,475,000 of this note was outstanding with $225,000 classified as long-term. During the six months ended March 31, 2019, 1,152,912 shares of the Company’s common stock have been issued to satisfy $775,000 of this note. As of March 31, 2019, $700,000 of this note remains outstanding with $275,000 classified as long-term. Additionally, during the six months ended March 31, 2019, the Company recognized $163,890 of additional interest expense due to the value of stock given exceeded the note payable settled.

On May 11, 2018, the Company issued a note payable to an unrelated third party, for $1,725,000. This note carries interest of 8% and is due after 18 months.

On September 21, 2018, the Company’s variable interest entity, Vicon, entered into a $5,600,000 Term Loan Agreement with NIL Funding Corporation. This note carries interest of 8.95% and has a maturity date of March 30, 2020. As of March 31, 2019, $5,350,000 of this note remains outstanding.

As of March 31, 2019, and September 30, 2018 there were $3,096,907 and $1,807,910 in current portion of long-term liabilities, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, the Company has completed its move to Long Island City. Prior to December 31, 2018, the Company leased its principal office at Farmingdale, New York, 8,000 square feet of office and warehouse/assembly space on a month to month lease in a building owned by Aron Govil, Executive Director of the Company, at a monthly rental of $10,000. For the six months ended March 31, 2019 and 2018 rent expense under this lease was $30,000 and $60,000, respectively.

NOTE 15 – MEZZANIE EQUITY

On March 22, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an unaffiliated institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor 20,000 shares of common stock, a warrant to purchase 200,000 shares of common stock and 2,100 shares of Series B Preferred Stock, stated value $500 per share. The Series B Preferred Stock has a maturity date of one year from the issuance date and the Company has agreed to pay dividends on the outstanding shares of Series B Preferred at the rate equal to 7.5% per annum (increasing by 10% upon the occurrence of each trigger (or default) event). Dividends are payable on the date the shares of Series B Preferred are converted or on maturity. The dividends must be paid in cash or, in certain circumstances, may be paid in shares of Common Stock. As of March 31, 2019, 1,050 shares of Series B Preferred Stock, 20,000 shares of Common Stock, and a Series B warrant to purchase 200,000 shares of common stock were issued for gross proceeds of $500,000. The Company has assigned the relative fair value of $10,359 to the Common Stock issued, $20,231 to the Series B warrant issued, $98,921 to the benefit conversion feature, and $25,000 to the upfront 5% discount for total of $154,511 of discounts to the Series B Preferred Stock as of March 31, 2019 After deducting offering expenses of $25,000 the Company received $475,000 in net proceeds. The proceeds were used to fund operations.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of March 31, 2019, and September 30, 2018, there were 3,010,996 and 2,914,168 shares issued and outstanding, respectively.

Series 1 Preferred Stock

For the six months ended March 31, 2019, 95,778 shares of Series 1 Preferred Stock were issued to pay $957,780 worth of dividends to holders of Series 1 Preferred Stock.

As of March 31, 2019, and September 30, 2018, there were 2,009,946 and 1,914,168 shares of Series 1 Preferred Stock issued and outstanding, respectively.

Series A Preferred stock

During the six-month periods ended March 31, 2019 and 2018, the Company did not issue any Series A Preferred Stock.

As of March 31, 2019, and September 30, 2018, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of March 31, 2019, there were 14,487,284 shares issued and outstanding and at September 30, 2018, there were 12,973,730 shares issued and outstanding.

During the six months ended March 31, 2019, 1,152,912 shares of the Company’s common stock have been issued to satisfy $775,000 of a short-term note payable, 201,002 shares were issued in a Subscription Rights Offering(See below), 500,000 shares were issued and held in trust in an At-the-Market Offering Agreement(See below), and 20,000 were issued in a Securities Purchase Agreement(See below).

Subscription Rights Offering

On November 26, 2018, Cemtrex, Inc. (the “Company”) commenced a rights offering to its stockholders (“Rights Offering”). Pursuant to the Rights Offering, the Company has distributed, at no charge to holders of record of the Company’s common stock and series 1 warrants as of November 19, 2018 (the “Record Date”), non-transferable subscription rights to purchase up to an aggregate of $2,700,000 worth of shares of common stock, at a purchase price equal to the lesser of (i) $1.06 per share (in which case 2,547,170 shares may be sold), or (ii) 95% of the volume weighted average price of the Company’s common stock for the five trading day period through and including December 19, 2018, which is the initial expiration date of the Rights Offering, all as set forth in the Prospectus Supplement filed on November 21, 2018 with the Securities and Exchange Commission (the “Prospectus Supplement”). On December 19, 2018 the price was set at $0.75 per share and the expiration date was extended to December 21, 2018. Each stockholder of record on the Record Date received one right for each one share of common stock held by the stockholder, and each series 1 warrant holder of record on the Record Date received one right for every ten shares for which their warrant is exercisable. Each right entitles the holder to purchase one share of the Company’s common stock, subject to proration. In connection with the Rights Offering, the Company entered into a Dealer-Manager Agreement (the “Agreement”) with Advisory Group Equity Services, Ltd. Doing business as RHK Capital (“RHK”). As of March 31, 2019, 201,002 shares of common stock were issued for gross proceeds of $150,721. After deducting offering expenses of $12,027 the Company received $138,694 in net proceeds.

At-the-Market Offering Agreement

On January 28, 2019,the “Company entered into an At-the-Market Offering Agreement (the “Agreement”) with Advisory Group Equity Services, Ltd. Doing business as RHK Capital (the “Manager”), pursuant to which the Manager will act as the Company’s sales agent with respect to the issuance and sale of up to $2,000,000 of the Company’s shares of common stock, par value $0.001 per share (the “Shares”), from time to time in an at-the-market public offering (the “Offering”). The proceeds were used to fund operations.

Sales of the Shares, through the Manager, will be made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. The Manager may also sell the Shares in privately negotiated transactions, provided that the Manager receives our prior written approval for any sales in privately negotiated transactions. The Company will pay the Manager a commission equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. As of March 31, 2019, 500,000 shares of common stock were issued and held in trust. Of the shares held in trust, 276,372 were issued for gross proceeds of $209,974. After deducting offering expenses of $6,296 the Company received $203,679 in net proceeds. The proceeds were used to fund operations.

NOTE 17 – SHARE-BASED COMPENSATION

For the six months ended March 31, 2019 and 2018, the Company recognized $72,216 and zero of share-based compensation expense on its outstanding options, respectively. As of March 31, 2019, $112,483 of unrecognized share-based compensation expense is expected to be recognized over a period of three years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

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

The Company’s EM segment owns a 70,000 square-foot manufacturing building in Neulingen. The EM segment also leases a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten-year lease at a monthly rent of $9,363 (€8,000) expiring on May 31, 2019.

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

In April of 2019, the Company issued 811,166 shares of common stock to satisfy $275,000 worth of notes payable.

In April and May of 2019, the Company issued 1,384,485 shares of common stock to convert 700 shares of Series B Preferred Stock.

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

Results of Operations - For the three months ending March 31, 2019 and 2018

Total revenue for the three months ended March 31, 2019 and 2018 was $23,607,497 and $20,413,296, respectively, an increase of $3,194,201, or 16%. Net income available to common shareholders for the three months ended March 31, 2019 and 2018 was a loss of $1,983,867 and income of $423,471, respectively, a decrease of $2,407,338, or 568%. Total revenue in the second quarter increased, as compared to total revenue in the same period last year, due to new revenues in the Advanced Technologies Segment, which had no revenues during the same period last year, a small increase in revenues in the Electronics Manufacturing segment, and lower sales in the Industrial Technology segment due to the softening demand for environmental products. Net income available to common shareholders decreased due to increased expenses in sales and marketing for the SmartDesk and VR applications in the Advanced Technologies segment as well as the consolidation of the variable interest entity, Vicon Industries, Inc., lower other income in the Electronics Manufacturing Segment due to a one-time income on debt forgiveness as a result of the consolidation of the manufacturing facilities in Germany in the same period last year, and lower revenues in the Industrial Technology segment in response the decline in demand for environmental products.

Revenues

Our Advanced Technologies segment revenues for the three months ended March 31, 2019 was $6,927,778. This is a new segment for the company and we anticipate revenues to grow with development and investment in this division. Revenues in this segment are attributable to the sale of software development services, sales of SmartDesks, and the consolidation of the variable interest entity, Vicon Industries, Inc. Revenues from the SmartDesk sales were $638,000.

Our Electronics Manufacturing segment revenues for the three months ended March 31, 2019 increased by $254,673 or 2% to $11,100,184 from $10,845,511 for the three months ended March 31, 2018. The primary reason for increased sales was due to new contracts in the segment.

Our Industrial Technology segment revenues for the three months ended March 31, 2019 decreased by $3,988,250 or 42%, to $5,579,535 from $9,567,785 for the three months ended March 31, 2018. The decrease was primarily due to decreased demand for environmental products globally and as result of relaxation of environmental regulations by the current administration.

Gross Profit

Gross Profit for the three months ended March 31, 2019 was $9,449,392 or 40% of revenues as compared to gross profit of $7,383,310 or 36% of revenues for the three months ended March 31, 2018. Gross profit as a percentage of revenues in the three months ended March 31, 2019 increased as compared to the three months ended March 31, 2018 as the Company works to achieve economies of scale, lower expenses, and shift to products and services with higher margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 increased $4,790,094 or 67% to $11,952,000 from $7,161,906 for the three months ended March 31, 2018. General and administrative expenses as a percentage of revenue was 51% and 35% of revenues for the three-month periods ended March 31, 2019 and 2018. The dollar for dollar and percentage increases in operating expenses was due to increased expenses in sales and marketing for the SmartDesk and VR applications in the Advanced Technologies segment as well as the consolidation of the variable interest entity, Vicon Industries, Inc.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2019 was $471,611 compared to $57,881 for the three months ended March 31, 2018. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary software and further developments of the SmartDesk as well as on-going development for video surveillance technology under Vicon.

Other Income/(Expense)

Interest and other income/(expense) for the second quarter of fiscal 2019 was $(539,503) as compared to $302,579 for the second quarter of fiscal 2018. Other income/(Expense) for the three months ended March 31, 2019 was primarily due to interest expense related to the Company’s interest-bearing payables.

Provision for Income Taxes

During the second quarter of fiscal 2019 we recorded an income tax benefit of $1,173,700 compared to a provision of $42,631 for the second quarter of fiscal 2018. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive income/loss available to common shareholders

The Company had a comprehensive loss available to common shareholders of $2,155,075 or 9% of revenues, for the three-month period ended March 31, 2019 as compared to a comprehensive loss available to common shareholders of $434,298 or 2% of revenues, for the three months ended March 31, 2018. Comprehensive loss available to common shareholders in the second quarter increased, as compared to comprehensive loss available to common shareholders in the same period last year, due the higher expenses related to the sales and marketing in the Advanced Technologies segment along with lower revenues in the Industrial Technologies segment.

Results of Operations - For the six months ending March 31, 2019 and 2018

Total revenue for the six months ended March 31, 2019 and 2018 was $40,894,041 and $52,795,196, respectively, a decrease of $11,903,155, or 23%. Net income available to common shareholders for the three months ended March 31, 2019 and 2018 was a loss of $5,117,947 and income of $1,155,462, respectively, a decrease of $6,629,564, or 564%. Total revenue in the first two quarters decreased, as compared to total revenue in the same period last year, due to decreased revenues in the Electronics Manufacturing segment, and lower sales in the Industrial Technology segment due to the softening demand for environmental products offset by revenues in the Advanced Technologies Segment, which had no revenues during the same period last year, a. Net income available to common shareholders decreased due to increased expenses in sales and marketing for the SmartDesk and VR applications in the Advanced Technologies segment as well as the consolidation of the variable interest entity, Vicon Industries, Inc., Lower other income in the Electronics Manufacturing Segment due to a one-time income on debt forgiveness as a result of the consolidation of the manufacturing facilities in Germany in the same period last year, and lower revenues in the Industrial Technology segment in response the decline in demand for environmental products.

Revenues

Our Advanced Technologies segment revenues for the six months ended March 31, 2019 was $7,395,613. This is a new segment for the company and we anticipate revenues to grow with development and investment in this division. Revenues in this segment are attributable to the sale of software development services, sales of SmartDesks, and the consolidation of the variable interest entity, Vicon Industries, Inc.

Our Electronics Manufacturing segment revenues for the six months ended March 31, 2019 decreased by $9,162,175 or 29% to $22,126,437 from $31,288,612 for the six months ended March 31, 2018. The primary reason for decreased sales was due to the loss of two customers in the EM subsequent to the first quarter of fiscal 2018, one as result of consolidation and other due to obsolescence of their product.

Our Industrial Technology segment revenues for the six months ended March 31, 2019 decreased by $10,136,593 or 47%, to $11,369,991 from $21,506,584 for the six months ended March 31, 2018. The decrease was primarily due to decreased demand for environmental products globally and as result of relaxation of environmental regulations by the current administration.

Gross Profit

Gross Profit for the six months ended March 31, 2019 was $16,444,514 or 40% of revenues as compared to gross profit of $17,907,802 or 34% of revenues for the six months ended March 31, 2018. Gross profit as a percentage of revenues in the six months ended March 31, 2019 increased as compared to the six months ended March 31, 2018 as the Company works to achieve economies of scale, lower expenses, and shift to products and services with higher margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2019 increased $3,522,684 or 21% to $20,192,174 from $16,669,490 for the six months ended March 31, 2018. General and administrative expenses as a percentage of revenue was 49% and 32% of revenues for the six-month periods ended March 31, 2019 and 2018. The dollar for dollar and percentage increases in operating expenses was due to increased expenses in sales and marketing for the SmartDesk and VR applications in the Advanced Technologies segment as well as the consolidation of the variable interest entity, Vicon Industries.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2019 was $851,128 compared to $207,098 for the six months ended March 31, 2018. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary software and further developments of the SmartDesk as well as on-going development for video surveillance technology under Vicon.

Other Income/(Expense)

Interest and other income/(expense) for the first and second quarters of fiscal 2019 was $(681,607) as compared to $225,885 for the first and second quarters of fiscal 2018. Other income/(Expense) for the six months ended March 31, 2019 was primarily due to interest expense related to the Company’s interest-bearing payables.

Provision for Income Taxes

During the first and second quarters of fiscal 2019 we recorded an income tax benefit of $1,106,849 compared to a provision of $101,637 for the first and second quarters of fiscal 2018. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive income/loss available to common shareholders

The Company had a comprehensive loss available to common shareholders of $6,146,707 or 16% of revenues, for the six-month period ended March 31, 2019 as compared to a comprehensive income available to common shareholders of $929,078 or 2% of revenues, for the six months ended March 31, 2018. Comprehensive income available to common shareholders in the first and second quarters decreased, as compared to comprehensive loss available to common shareholders in the same period last year, due the higher expenses related to the sales and marketing in the Advanced Technologies segment along with lower revenues in the Industrial Technologies segment.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $6,858,134 at March 31, 2019 compared to $10,011,896 at September 30, 2018. This includes cash and equivalents and restricted cash of $2,996,338 at March 31, 2019 and $2,315,935 at September 30, 2018, respectively. The decrease in working capital was primarily due to increased marketing and research & development expenses and net increases in our current assets of $8,556,979 offset by net increases in our current liabilities of $11,710,741.

Accounts receivable increased $1,654,154 or 12% to $15,599,809 at March 31, 2019 from $13,945,655 at September 30, 2018. The increase in accounts receivable is largely attributable to the consolidation of the variable interest entity Vicon Industries.

Inventories increased $6,211,894 or 55% to $17,566,352 at March 31, 2019 from $11,354,458 at September 30, 2018. The increase in inventories is attributable to the consolidation of the variable interest entity Vicon Industries.

Operating activities provided $565,051 of cash for the six months ended March 31, 2019 compared to providing $6,749,528 of cash for the six months ended March 31, 2018. The decrease in operating cash flows was primarily due to the acquisition of inventory and other assets, as compared to the same period a year ago.

Investment activities used $865,538 of cash for the six months ended March 31, 2019 compared to using cash of $8,180,925 during the six-month period ended December 31, 2018. Investing activities for the first quarter of 2019 were driven by the Company’s investment in fixed assets.

Financing activities used $435,605 of cash in the six-month period ended March 31, 2019 as compared to providing cash of $84,916 in the six-month period ended March 31, 2018. Financing activities were primarily driven by payments on bank loans, notes payable, proceeds and expenses of equity offerings, and use of the Company’s revolving credit lines.

We believe that our cash on hand and cash generated by operations is sufficient to meet the capital demands of our current operations during the 2019 fiscal year (ending September 30, 2019). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Subscription Rights Offering

On November 26, 2018, Cemtrex, Inc. (the “Company”) commenced a rights offering to its stockholders (“Rights Offering”). Pursuant to the Rights Offering, the Company has distributed, at no charge to holders of record of the Company’s common stock and series 1 warrants as of November 19, 2018 (the “Record Date”), non-transferable subscription rights to purchase up to an aggregate of $2,700,000 worth of shares of common stock, at a purchase price equal to the lesser of (i) $1.06 per share (in which case 2,547,170 shares may be sold), or (ii) 95% of the volume weighted average price of the Company’s common stock for the five trading day period through and including December 19, 2018, which is the initial expiration date of the Rights Offering, all as set forth in the Prospectus Supplement filed on November 21, 2018 with the Securities and Exchange Commission (the “Prospectus Supplement”). On December 19, 2018 the price was set at $0.75 per share and the expiration date was extended to December 21, 2018. Each stockholder of record on the Record Date received one right for each one share of common stock held by the stockholder, and each series 1 warrant holder of record on the Record Date received one right for every ten shares for which their warrant is exercisable. Each right entitles the holder to purchase one share of the Company’s common stock, subject to proration. In connection with the Rights Offering, the Company entered into a Dealer-Manager Agreement (the “Agreement”) with Advisory Group Equity Services, Ltd. Doing business as RHK Capital (“RHK”). As of March 31, 2019, 201,002 shares of common stock were issued for gross proceeds of $150,721. After deducting offering expenses of $12,027 the Company received $138,694 in net proceeds.

At-the-Market Offering Agreement

On January 28, 2019,the “Company entered into an At-the-Market Offering Agreement (the “Agreement”) with Advisory Group Equity Services, Ltd. Doing business as RHK Capital (the “Manager”), pursuant to which the Manager will act as the Company’s sales agent with respect to the issuance and sale of up to $2,000,000 of the Company’s shares of common stock, par value $0.001 per share (the “Shares”), from time to time in an at-the-market public offering (the “Offering”).

Sales of the Shares, through the Manager, will be made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. The Manager may also sell the Shares in privately negotiated transactions, provided that the Manager receives our prior written approval for any sales in privately negotiated transactions. The Company will pay the Manager a commission equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. As of March 31, 2019, 500,000 shares of common stock were issued and held in trust. Of the shares held in trust, 276,372 were issued for gross proceeds of $209,974. After deducting offering expenses of $6,296 the Company received $203,678 in net proceeds.

Securities Purchase Agreement

On March 22, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an unaffiliated institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor 20,000 shares of common stock, a warrant to purchase 200,000 shares of common stock and 2,100 shares of Series B Preferred Stock, stated value $500 per share. The Series B Preferred Stock has a maturity date of one year from the issuance date and the Company has agreed to pay dividends on the outstanding shares of Series B Preferred at the rate equal to 7.5% per annum (increasing by 10% upon the occurrence of each trigger (or default) event). Dividends are payable on the date the shares of Series B Preferred are converted or on maturity. The dividends must be paid in cash or, in certain circumstances, may be paid in shares of Common Stock. As of March 31, 2019, 1,050 shares of Series B Preferred Stock, 20,000 shares of Common Stock, and a Series B warrant to purchase 200,000 shares of common stock were issued for gross proceeds of $500,000. After deducting offering expenses of $25,000 the Company received $475,000 in net proceeds. The proceeds were used to fund operations.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our expansion goals and working capital needs.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“ICFO”), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our CEO and our ICFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, based on its evaluation, our management concluded that as of March 31, 2019 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2019, the Company issued an aggregate of 1,152,912 shares of common stock in exchange for aggregate consideration of $775,000, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(12)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (15)
3.11	Certificate of Designations of Series B Redeemable Convertible Preferred Stock.(21)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (21)
10.7	Loan Agreement between Fulton Bank, N.A. and Advanced Industrial Services, Inc., AIS Acquisition, Inc., AIS Leasing Company, dated December 15, 2015.(6)
10.8	Promissory Note between Kris L. Mailey and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.9	Promissory Note between Michael R. Yergo and AIS Acquisition, Inc. dated December 15, 2015.(6)
10.1	Term Loan Agreement between Cemtrex GmbH and Sparkasse Bank for Financing of funds within the scope of the Asset-Deals of the ROB Group, dated October 4, 2013.(8)
10.11	Working Capital Credit Line Agreement between Cemtrex GmbH and Sparkasse Bank, dated October 4, 2013 (updated May 8, 2014).(8)
10.12	Loan Agreement between ROB Cemtrex GmbH and Sparkasse Bank to finance the purchase of the property at Am Wolfsbaum 1, 75245 Neulingen, Germany, dated October 7, 2013, purchase completed March 1, 2014.(9)
10.13	Nonstatutory Stock Option Agreement entered into as of February 12, 2016 between Cemtrex, Inc. and Saagar Govil (11)
10.14	Nonstatutory Stock Option Agreement entered into as of December 5, 2016 between Cemtrex, Inc. and Saagar Govil (13)
10.15	Exchange Agreement dated as of February 1,2017 and effective February 9,2017 by and between Cemtrex Inc. and Ducon Technologies, Inc.(12)
10.16	Nonstatutory Stock Option Agreement entered into as of December 18, 2017 between Cemtrex, Inc. and Saagar Govil (16)
10.17	Securities Purchase Agreement, dated March 23, 2018, by and between Cemtrex, Inc. and NIL Funding Corporation. (17)
10.18	Research and Development Services Agreement by and between Vicon Industries, Inc. and Cemtrex, Inc., (20)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

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

(21) Incorporated by reference from Form 8-K filed on March 22, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 20, 2019	By:	/s/Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: May 20, 2019		/s/Aron Govil
Aron Govil
Interim Chief Financial Officer
and Principal Financial Officer

