Form 10-Q
period 2019-06-30
CEMTREX INC
filed 2019-08-19
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 Greenpoint Ave, Suite 208, Brooklyn, NY	11222
(Address of principal executive offices)	(Zip Code)

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

As of August 16, 2019, the issuer had 3,367,109 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2019 and September 30, 2018(Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended June 30, 2019 and June 30, 2018 (Unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the three and nine months ended June 30, 2019 and June 30, 2018 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flow for the nine months ended June 30, 2019 and June 30, 2018 (Unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

SIGNATURES		27

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2019	2018
Assets
Current assets
Cash and equivalents	$1,572,825	$973,772
Short-term investments	13,692	-
Restricted Cash	873,293	1,342,163
Accounts receivable, net	16,127,399	13,945,655
Trade receivables - related party	266,124	165,220
Inventory, net	15,731,128	11,354,458
Prepaid expenses and other current assets	4,480,826	4,132,996
Total current assets	39,065,287	31,914,264

Property and equipment, net	24,408,648	27,300,654
Goodwill	5,303,743	3,322,818
Investment in Vicon	-	1,699,271
Other assets	4,584,547	3,093,607
Total Assets	$73,362,225	$67,330,614

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$9,887,828	$7,068,005
Accounts payable to related party	155,600	-
Short-term liabilities	14,008,278	10,913,703
Deposits from customers	60,009	50,619
Accrued expenses	4,313,371	2,333,938
Deferred revenue	1,424,832	970,590
Accrued income taxes	593,097	565,513
Total current liabilities	30,443,015	21,902,368

Long-term liabilities
Loans payable to bank, net of current portion	3,165,954	4,206,468
Long-term capital lease, net of current portion	25,269	44,081
Notes payable, net of current portion	2,591,616	276,639
Mortgage payable, net of current portion	3,266,859	3,568,545
Other long-term liabilities	1,211,907	-
Deferred tax liabilities	1,194,272	2,051,847
Deferred Revenue - long-term	489,062	-
Total long-term liabilities	11,944,939	10,147,580
Total liabilities	42,387,954	32,049,948

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,110,718 shares issued and outstanding as of June 30, 2019 and 1,914,168 shares issued and outstanding as of September 30, 2018 (liquidation value of $10 per share)	2,111	1,914
Series A, 1,000,000 shares authorized, issued and outstanding at June 30, 2019 and September 30, 2018	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 2,594,239 shares issued and outstanding at June 30, 2019 and 1,621,719 shares issued and outstanding at September 30, 2018	2,594	1,622
Additional paid-in capital	36,897,611	31,496,671
Retained earnings	(3,788,526)	4,262,756
Accumulated other comprehensive income/(loss)	(1,681,985)	(483,297)
Total shareholders’ equity	31,432,805	35,280,666
Non-controlling interest of Vicon	(458,534)	-
Total liabilities, mezzanie equity and shareholders’ equity	$73,362,225	$67,330,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Advanced Technologies Revenue	$6,528,484	$300,338	$13,924,097	$931,009
Electronics Manufacturing Revenue	11,003,706	11,216,531	33,130,143	41,874,472
Industrial Technology Revenue	4,919,860	7,647,445	16,289,851	29,154,029
Total revenues	22,452,050	19,164,314	63,344,091	71,959,510

Cost of revenues
Cost of Sales, Advanced Technologies	4,000,146	236,799	8,092,284	385,911
Cost of Sales, Electronics Manufacturing	6,533,490	6,522,074	19,550,338	25,935,969
Cost of Sales, Industrial Technology	3,346,838	5,142,026	10,685,379	20,342,393
Total cost of revenues	13,880,474	11,900,899	38,328,001	46,664,273
Gross profit	8,571,576	7,263,415	25,016,090	25,295,237

Operating expenses
General and administrative	8,749,545	6,248,113	28,941,719	23,041,623
Research and development	285,853	2,246,085	1,136,981	2,453,183
Total operating expenses	9,035,398	8,494,198	30,078,700	25,494,806
Operating income/(loss)	(463,822)	(1,230,783)	(5,062,610)	(199,569)

Other income (expense)
Other Income (expense)	225,964	(197,880)	342,891	600,833
Interest Expense	(2,387,408)	(375,543)	(3,185,942)	(948,371)
Total other income (expense)	(2,161,444)	(573,423)	(2,843,051)	(347,538)

Net income (loss) before income taxes and equity interest	(2,625,266)	(1,804,206)	(7,905,661)	(547,107)
Income tax (expense)/benefit	736,310	(182)	1,843,157	(101,819)
Earnings/(loss) in equity interests	-	(778,823)	(342,776)	(778,823)
Net income (loss) before non-controlling interest	(1,888,956)	(2,583,211)	(6,405,280)	(1,427,749)
Less net income/(loss) noncontrolling interest of Vicon	36,662	-	(319,493)
Net income (loss)	(1,925,618)	(2,583,211)	(6,085,787)	(1,427,749)

Preferred dividends paid	1,007,720	915,080	1,965,500	915,080
Net income/(loss) available to common shareholders	(2,933,338)	(3,498,291)	(8,051,287)	(2,342,829)
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(169,928)	(622,068)	(1,198,688)	(848,792)
Comprehensive income/(loss) available to common shareholders	$(3,103,266)	$(4,120,359)	$(9,249,975)	$(3,191,621)

Income/(loss) Per Common Share-Basic	$(1.59)	$(2.41)	$(3.86)	$(1.78)
Income/(loss) Per Common Share-Diluted	$(1.59)	$(2.41)	$(3.86)	$(1.78)

Weighted Average Number of Common Shares-Basic	1,844,895	1,449,517	2,087,195	1,317,793
Weighted Average Number of Common Shares-Diluted	1,844,895	1,449,517	2,087,195	1,317,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock Par			Retained	Accumulated	Non-
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	other	controlling	Total
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	interest of	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Vicon	Equity
Balance at September 30, 2018	1,914,168	$1,914	1,000,000	$1,000	1,621,719	$1,622	$31,496,671	$4,262,756	$(483,297)	$-	$35,280,666
Foreign currency translations	-	-	-	-	-	-	-	-	(857,552)	-	(857,552)
Share-based compensation	-	-	-	-	-	-	36,108	-	-	-	36,108
Stock issued in Subscription Rights Offering	-	-	-	-	25,126	25	138,669	-	-	-	138,694
Stock issued to pay notes payable	-	-	-	-	26,342	26	224,974	-	-	-	225,000
Dividends paid in Series 1 preferred shares	95,778	96	-	-	-	-	957,684	(957,780)	-	-	-
Net loss	-	-	-	-	-	-	-	(2,176,298)	-	-	(2,176,298)
Balance at December 31, 2018	2,009,946	$2,010	1,000,000	$1,000	1,673,187	$1,673	$32,854,106	$1,128,678	$(1,340,849)	$-	$32,646,618
Foreign currency translations	-	-	-	-	-	-	-	-	(171,208)		(171,208)
Share-based compensation	-	-	-	-	-	-	36,108	-	-		36,108
Stock issued to pay notes payable	-	-	-	-	117,774	118	713,772	-	-		713,890
Shares issued in trust for ATM Offering	-	-	-	-	27,953	27	(27)	-	-		-
Shares sold in ATM Offering	-	-	-	-	34,547	35	203,644	-	-		203,679
Shares sold in Securities Purchase Agreement	-	-	-	-	2,500	3	129,508	-	-		129,511
Net loss	-	-	-	-	-	-	-	(1,983,867)	-		(1,983,867)
Non-controlling interest of Vicon	-	-	-	-	-	-	-	-	-	(781,871)	(781,871)
Balance at March 31, 2019	2,009,946	$2,010	1,000,000	$1,000	1,855,961	$1,856	$33,937,111	$(855,189)	$(1,512,057)	$(781,871)	$30,792,860
Foreign currency translations									(169,928)		(169,928)
Stock issued to pay notes payable					559,378	559	1,715,015				1,715,574
Share-based compensation							36,108				36,108
Series B Conversion					175,562	176	331,949				332,125
Reverse split rounding shares					3,338	3					3
Discount on Series B (deemed dividend)							(130,190)				(130,190)
Dividends paid in Series 1 preferred shares	100,772	101					1,007,618	(1,007,719)			-
QTR Results								(1,925,618)			(1,925,618)
Non-controlling interest of Vicon										323,337	323,337
Balance at June 30, 2019	2,110,718	$2,111	1,000,000	$1,000	2,594,239	$2,594	$36,897,611	$(3,788,526)	$(1,681,985)	$(458,534)	$30,974,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock Par			Retained	Accumulated	Non-
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	other	controlling	Total
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	interest of	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Vicon	Equity
Balance at September 30, 2017	1,822,660	$1,823	1,000,000	$1,000	1,300,555	$1,301	$24,703,428	$14,418,245	$(133,492)	$-	$38,992,305
Foreign currency translations	-	-	-	-	-	-	-	-	631,045	-	631,045
Stock issued for convertible debt	-	-	-	-	12,353	12	219,988	-	-	-	220,000
Stock issued for interest on convertible debt	-	-	-	-	6,283	6	109,138	-	-	-	109,144
Net Income	-	-	-	-	-	-	-	731,991	-	-	731,991
Balance at Decemder 31, 2017	1,822,660	$1,823	1,000,000	$1,000	1,319,191	$1,319	$25,032,554	$15,150,236	$497,553	$-	$40,684,485
Foreign currency translations	-	-	-	-	-	-	-	-	(857,769)	-	(857,769)
Stock issued for investment in Vicon	-	-	-	-	126,579	127	2,913,803	-	-	-	2,913,930
Net Income	-	-	-	-	-	-	-	423,471	-	-	423,471
Balance at March 31, 2018	1,822,660	$1,823	1,000,000	$1,000	1,445,770	$1,446	$27,946,357	$15,573,707	$(360,216)	$-	$43,164,117
Foreign currency translations									(622,068)	-	(622,068)
Stock issued to pay notes payable					13,745	14	224,966			-	224,980
Dividends paid in Series 1 preferred shares	91,508	91					914,989	(915,080)		-	-
Net Income								(2,583,211)		-	(2,583,211)
Balance at June 30, 2018	1,914,168	$1,914	1,000,000	$1,000	1,459,515	$1,460	$29,086,312	$12,075,416	$(982,284)	$-	$40,183,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
	2019	2018

Cash Flows from Operating Activities
Consolidated net income/(loss)	$(6,405,280)	$(1,427,749)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	4,271,421	2,583,645
Loss on sale/disposal of property and equipment	465,029	-
Change in allowance for inventory obsolescence	-	599,847
Change in allowance for doubtful accounts	-	1,197
Share-based compensation	108,324	-
Interest expense paid in equity shares	1,253,516	-
Interest expense on convertible debt	-	109,144
Loss on equity interests	-	778,823
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	1,949,261	3,749,753
Accounts receivable - related party	(100,904)	-
Inventory	707,631	5,189,736
Prepaid expenses and other current asstets	46,030	(2,125,768)
Other assets	(1,135,190)	211,520
Other Liabilities	354,332	173,187
Accounts payable	(853,030)	(242,695)
Account Payables - RP	155,600	-
Deposits from customers	9,390	(1,063,437)
Accrued expenses	1,956,989	(852,071)
Deferred Revenue	109,493	-
Net cash provided by operating activities	2,892,612	7,685,132

Cash Flows from Investing Activities
Purchase of property and equipment	(1,659,480)	(12,845,859)
Refund on fixed assets	14,000	-
Net cash used by investing activities	(1,645,480)	(12,845,859)

Cash Flows from Financing Activities
Proceeds from notes payable	1,100,000	4,025,000
Payments on notes payable	(264,560)	(302,419)
Proceeds from related party notes	-	-
Payments on related party notes	-	(1,244,464)
Payments on bank loans	(1,531,629)	-
Proceeds from at-the-market offerings	490,237	-
Expenses on at-the-market offerings	(18,323)	-
Proceeds from the issuance of Series B Preferred Stock	500,000	(3,096,042)
Expenses from the issuance of Series B Preferred Stock	(25,000)	-
Settlement of Series B Preferred Stock in Cash	(273,092)	-
Revolving line of credit	122,918	-
Payments on caplital lease obligations	(18,812)	-
Net cash provided/(used) by financing activities	81,739	(617,925)

Effect of currency translation	(1,198,688)	-
Net increase (decrease) in cash	1,328,871	(5,778,652)
Cash beginning of period	2,315,935	11,974,752
Cash end of period	$2,446,118	$6,196,100

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$715,722	$259,317

Cash paid during the period for income taxes	$162,871	$852,071

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Vicon Technologies	$300,000	$2,913,930
Payment of convertible notes in common stock	$-	$220,000
Payment of interest on convertible notes in common stock	$1,253,516	$109,144
Payment of short-term notes payable in common stock	$1,790,649	$225,000
Dividends paid in equity shares	$1,965,500	$915,080

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

Recent Developments

The Company continues to experience weakness in new orders in its environmental instruments and control products markets both domestically and internationally. Revenues in that segment continue to be down as fewer number of projects are being decided and awarded due to relaxation of numerous environmental regulations under the current administration. Company has shifted its focus into smart devices and virtual reality applications, and its Electronics Manufacturing business, and hence the Company will continue to reduce its presence in the environmental instruments and control products markets in the coming year.

Reverse Stock Split

On May 28, 2019, the Company filed the Charter Amendment with the Delaware Secretary of State to effect a 1-for-8 reverse split of the outstanding shares of the Company’s common stock (the “Reverse Stock Split”). As a result, every eight outstanding shares of the Company’s common stock combined automatically into one share of common stock. Each stockholder’s percentage ownership in the Company and proportional voting power remains unchanged after the Reverse Stock Split, except for minor changes and adjustments resulting from the treatment of fractional shares.

On June 13, 2019, the Reverse Stock Split became effective and that trading in its common stock on the NASDAQ Capital Markets Exchange on a split-adjusted basis began on the morning of June 13, 2019. All share amounts and per share amounts have been adjusted to reflect the reverse stock split in the prior periods presented.

Vicon Industries, Inc.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), (“Vicon”), from former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 1,012,625 shares of Cemtrex common stock. Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries. Following the resignation of all other Board members by January 2019, the Company had elected to account for Vicon using the consolidation method. On May 13, 2019, the Company acquired 15,000,000 shares of Vicon common stock in exchange for $300,000 in consideration. The Company now owns approximately 70% of Vicon’s outstanding shares of common stock. The company accounts for Vicon using the consolidation method of accounting.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries (Griffin Filters LLC, MIP Cemtrex Inc., Cemtrex Advanced Technologies Inc., Cemtrex Ltd., Cemtrex Technologies Pvt. Ltd., ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Logistics GmbH, and Advanced Industrial Services, Inc. and Vicon Industries, Inc. and its subsidiaries, Telesite USA, IQInVision, Vicon Industries Ltd., Vicon Deutschland GmbH, and Vicon Systems, Ltd. All inter-company balances and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company’s previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company’s presentation of revenue on a gross or net basis. The Company recognizes contract revenue from the sales of services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly. In addition, there was no impact of adoption on the statement of operations or balance sheet as of June 30, 2018 or for the nine months then ended. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

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

The following table represents common stock equivalents that were excluded from the computation of diluted loss per share for the three and nine months ended June 30, 2019 and 2018, because the effect of their inclusion would be anti-dilutive.

	For the three and nine months ended
	June 30,
	(unaudited)
	2019	2018
Options	79,111	79,687
Warrants	433,965	433,965
	513,076	513,652

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

The following tables summarize the Company’s segment information:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues from external customers
Advanced Technologies	6,528,484	300,338	$13,924,097	$931,009
Electronics Manufacturing	11,003,706	11,216,531	33,130,143	41,874,472
Industrial Technology	4,919,860	7,647,445	16,289,851	29,154,029
Total revenues	22,452,050	19,164,314	$63,344,091	$71,959,510

Gross profit
Advanced Technologies	2,528,338	63,539	$5,831,813	$545,098
Electronics Manufacturing	4,470,216	4,694,457	13,579,805	15,938,503
Industrial Technology	1,573,022	2,505,419	5,604,472	8,811,636
Total gross profit	8,571,576	7,263,415	$25,016,090	$25,295,237

Operating (loss) income
Advanced Technologies	(391,053)	(1,344,211)	$(4,058,782)	$(1,154,348)
Electronics Manufacturing	91,175	370,696	(69,703)	644,845
Industrial Technology	(163,944)	(257,268)	(934,125)	309,934
Total operating (loss) income	(463,822)	(1,230,783)	$(5,062,610)	$(199,569)

Other income (expense)
Advanced Technologies	(351,466)	18	$(545,851)	$8,061
Electronics Manufacturing	11,983	(310,296)	(33,989)	(39,127)
Industrial Technology	(1,821,961)	(263,145)	(2,263,211)	(316,472)
Total other income (expense)	(2,161,444)	(573,423)	$(2,843,051)	$(347,538)

Depreciation and Amortization
Advanced Technologies	245,248	-	$1,112,240	$-
Electronics Manufacturing	705,611	425,904	1,529,309	1,300,828
Industrial Technology	548,200	473,029	1,492,414	1,282,817
Total depreciation and amortization	1,499,059	898,933	$4,133,963	$2,583,645

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company complies with the provisions of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company had no assets reportable under ASC 820 at June 30, 2019 and 2018.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $873,293 as of June 30, 2019. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $110,858 as of June 30, 2019 and $104,987 at September 30, 2018.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Trade receivables, net consist of the following:

	June 30,	September 30,
	2019	2018
Accounts receivable	$16,426,107	$14,244,363
Allowance for doubtful accounts	(298,708)	(298,708)
	$16,127,399	$13,945,655

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	June 30,	September 30,
	2019	2018
Raw materials	$9,135,022	$8,654,497
Work in progress	1,952,284	1,412,828
Finished goods	5,629,301	2,298,081
	16,716,607	12,365,406

Less: Allowance for inventory obsolescence	(985,479)	(1,010,948)
Inventory –net of allowance for inventory obsolescence	$15,731,128	$11,354,458

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2019	2018
Land	$1,241,720	$1,063,715
Building	5,192,036	5,321,926
Furniture and office equipment	2,655,049	2,685,315
Computers and software	7,119,285	6,762,046
Trade show display	89,330	-
Machinery and equipment	28,344,259	22,102,390
	44,641,679	37,935,392

Less: Accumulated depreciation	(20,233,031)	(10,634,738)
Property and equipment, net	$24,408,648	$27,300,654

Depreciation expense for the three and nine months ended June 30, 2019 and 2018 were $1,636,517 and $861,815 and $4,248,075 and $2,583,465, respectively.

NOTE 10 – PREPAID AND OTHER CURRENT ASSETS

On June 30, 2019, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $935,782, other current assets of $1,553,690 and other receivables of $1,991,354. On September 30, 2018, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,026,441, other current assets of $1,115,201 and other receivables of $1,991,354.

NOTE 11 - OTHER ASSETS

As of June 30, 2019, the Company had other assets of $4,584,547 which was comprised of rent security of $74,125, deferred tax assets of $3,361,529, and other assets of $1,148,893. As of September 30, 2018, the Company had other assets of $3,093,607 which was comprised of rent security of $126,078, and deferred tax assets of $2,967,529.

NOTE 12 – SHORT-TERM LIABILITES

The Company’s subsidiaries have revolving lines of credit with various banks in order to fund operations. As of June 30, 2019, the balance of these accounts were $2,762,460.

On February 12, 2018 the Company’s subsidiary ROB Cemtrex GmbH obtained a $3,680,079 (€3,000,000 based on the exchange rate at the time) secured loan with Deutsche Bank. This loan carries interest of EURIBOR (Euro Interbank Offer Rate) plus 1.25% per annum (1.033% as of June 30, 2018) and is payable on January 1, 2020. ROB Cemtrex GmbH has pledged its receivables to secure this loan. As of June 30, 2019, the loan had a balance of $3,293,156, based on the exchange rate at the time.

On May 11, 2018, the Company issued a note payable to an unrelated third party, for $1,725,000. This note carries interest of 8% and is due after 18 months. During the nine months ended June 30, 2019, 205,039 shares of the Company’s common stock have been issued to satisfy $373,763 of this note. As of June 30, 2019, $1,553,994 of this note remains outstanding including $202,757 in accrued interest and fees. Subsequent to June 30, 2019 $745,352 of this loan was paid with the Company’s Common Stock and reclassified as long-term.

On September 21, 2018, the Company’s subsidiary, Vicon, entered into a $5,600,000 Term Loan Agreement with NIL Funding Corporation. This note carries interest of 8.95% and has a maturity date of March 30, 2020. As of June 30, 2019, $5,500,000 of this note remains outstanding.

As of June 30, 2019, there were $1,644,020 in current portion of long-term liabilities.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of December 31, 2018, the Company has completed the move of its corporate headquarters New York City. Prior to December 31, 2018, the Company leased its principal office at Farmingdale, New York, 8,000 square feet of office and warehouse/assembly space on a month to month lease in a building owned by an officer of the Company, at a monthly rental of $10,000. For the three months ended June 30, 2019 and 2018 rent expense under this lease was $0 and $30,000, respectively. For the nine months ended June 30, 2019 and 2018 rent expense under this lease was $30,000 and $90,000, respectively.

As of June 30, 2019, and September 30, 2019, the Company had receivables from a related company owned by an officer of the Company of $266,124 and $165,220, respectively and payables of $155,600 and $0, respectively.

NOTE 14 – LONG-TERM LIABILITIES

Loans payable to bank

On October 31, 2013, the Company acquired a loan from Sparkasse Bank of Germany in the amount of $4,006,500 (€3,000,000, based upon exchange rate on October 31, 2013) in order to fund the purchase of ROB Cemtrex GmbH. $2,799,411 of the proceeds went to direct purchase of ROB Cemtrex GmbH and $1,207,089 funded beginning operations. This loan carries interest of 4.95% per annum and is payable on October 30, 2021. As of June 30, 2019, the loan had a balance of $1,139,355, based on the exchange rate at June 30, 2019, with $472,352 classified as short-term.

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (4.45% as of June 30, 2019) and is payable on December 15, 2022. As of June 30, 2019, the loan had a balance of $2,792,590 with $610,882 classified as short-term.

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $620,000 in order to fund the operations of Advanced Industrial Services, Inc. This loan carries interest of LIBOR (4.20% as of June 30, 2019) plus 2.00% per annum and is payable on December 15, 2020. As of June 30, 2019, the loan had a balance of $198,857 with $128,754 classified as short-term.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (4.20% as of June 30, 2019) and is payable on May 1, 2023. As of June 30, 2019, the loan had a balance of $324,924 with $77,784 classified as short-term.

Mortgage payable

On March 1, 2014, the Company completed the purchase of the building that ROB Cemtrex GmbH occupies in Neulingen, Germany. The purchase was fully financed through Sparkasse Bank of Germany for $5,500,400 (€4,000,000 based upon the exchange rate on March 1, 2014). This mortgage carries interest of 3.00% and is payable over 17 years. As of June 30, 2019, the loan had a balance of $3,505,905, based on the exchange rate at June 30, 2019, with $239,046 classified as short-term.

Notes payable

Upon acquisition of AIS, the Company assumed a promissory note related to the purchase of shares from a former shareholder in 2011. The note requires ten annual payments of principal plus interest at treasury bill rates. The note matures in 2022. As of June 30, 2019, the note had a balance of $126,939 with $92,484 classified as short-term.

On November 15, 2017, the Company issued a note payable to an unrelated third party, for $2,300,000. This note carries interest of 8% and is due after 18 months. At September 30, 2018 1,475,000 of this note was outstanding with $225,000 classified as long-term. During the nine months ended June 30, 2019, 498,452 shares of the Company’s common stock have been issued to satisfy $1,450,000 of this note. As of June 30, 2019, $278,282 of this note remains outstanding including $253,282 in accrued interest and fees. Subsequent to June 30, 2019 the balance of this loan was paid with the Company’s Common stock and reclassified as long-term.

On June 17, 2019, the Company issued a note payable to an unrelated third party, for $1,528,000. This note carries interest of 10% and is due after 18 months. As of June 30, 2019, $1,533,527 of this note remains outstanding including $5,527 in accrued interest.

Subsequent to June 30, 2019 $745,352 of a short-term note was paid with the Company’s Common Stock and reclassified as long-term.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of December 31, 2018, and September 30, 2018, there were 3,110,718 and 2,914,168 shares issued and outstanding, respectively.

Series 1 Preferred Stock

For the nine months ended June 30, 2019, 196,550 shares of Series 1 Preferred Stock were issued to pay $1,965,500 worth of dividends to holders of Series 1 Preferred Stock.

As of June 30, 2019, and September 30, 2018, there were 2,110,718 and 1,914,168 shares of Series 1 Preferred Stock issued and outstanding, respectively.

Series A Preferred stock

During the nine-month periods ended June 30, 2019 and 2018, the Company did not issue any Series A Preferred Stock.

As of June 30, 2019, and September 30, 2018, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

On March 22, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an unaffiliated institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor 2,500 shares of common stock, a warrant to purchase 25,000 shares of common stock and 2,100 shares of Series B Preferred Stock, stated value $500 per share. The Series B Preferred Stock has a maturity date of one year from the issuance date and the Company has agreed to pay dividends on the outstanding shares of Series B Preferred at the rate equal to 7.5% per annum (increasing by 10% upon the occurrence of each trigger (or default) event). Dividends are payable on the date the shares of Series B Preferred are converted or on maturity. The dividends must be paid in cash or, in certain circumstances, may be paid in shares of Common Stock. As of June 30, 2019, 1,050 shares of Series B Preferred Stock, 2,500 shares of Common Stock, and a Series B warrant to purchase 25,000 shares of common stock were issued for gross proceeds of $500,000. After deducting offering expenses of $25,000 the Company received $475,000 in net proceeds. During the three months ended June 30, 2019, the Company issued 1,384,485 (175,562 as adjusted for the reverse stock split) shares of common stock to convert 700 shares of Series B Preferred Stock and recognized $130,190 on the amortized deemed dividend.

On June 10, 2019, the Company settled its litigation with the Investor to cancel all outstanding Series B Preferred Stock and Series B Warrants for the sum of $1,000,000, As of June 30, 2019, no shares of Series B Preferred Stock are issued or outstanding. The sum of $666,667 has been recognized as other loss and associated legal costs have been expensed in this quarter.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of June 30, 2019, there were 2,594,239 shares issued and outstanding and at September 30, 2018, there were 1,621,719 shares issued and outstanding.

During the nine months ended June 30, 2019, 703,494 shares of the Company’s common stock have been issued to satisfy $1,823,673 of a short-term note payable and interest, 25,126 shares were issued in a Subscription Rights Offering (See below), 27,953 shares were issued and held in trust and 34,547 were issued upon sale in an At-the-Market Offering Agreement(See below), and 2,500 were issued in a Securities Purchase Agreement (See above), 175,562 were issued upon the conversion of Series B Preferred Stock(see above), and 3,338 shares were issued to found up partial shares in the reverse stock split (see Note 1).

Subscription Rights Offering

On November 26, 2018, Cemtrex, Inc. (the “Company”) commenced a rights offering to its stockholders (“Rights Offering”). Pursuant to the Rights Offering, the Company has distributed, at no charge to holders of record of the Company’s common stock and series 1 warrants as of November 19, 2018 (the “Record Date”), non-transferable subscription rights to purchase up to an aggregate of $2,700,000 worth of shares of common stock, at a purchase price equal to the lesser of (i) $1.06 per share (in which case 2,547,170 shares may be sold), or (ii) 95% of the volume weighted average price of the Company’s common stock for the five trading day period through and including December 19, 2018, which is the initial expiration date of the Rights Offering, all as set forth in the Prospectus Supplement filed on November 21, 2018 with the Securities and Exchange Commission (the “Prospectus Supplement”). On December 19, 2018 the price was set at $0.75 per share and the expiration date was extended to December 21, 2018. Each stockholder of record on the Record Date received one right for each one share of common stock held by the stockholder, and each series 1 warrant holder of record on the Record Date received one right for every ten shares for which their warrant is exercisable. Each right entitles the holder to purchase one share of the Company’s common stock, subject to proration. In connection with the Rights Offering, the Company entered into a Dealer-Manager Agreement (the “Agreement”) with Advisory Group Equity Services, Ltd. Doing business as RHK Capital (“RHK”). As of June 30, 2019, 201,002 (25,126, as adjusted for the reverse stock split) shares of common stock were issued for gross proceeds of $150,721. After deducting offering expenses of $12,027 the Company received $138,694 in net proceeds.

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

Sales of the Shares, through the Manager, will be made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. The Manager may also sell the Shares in privately negotiated transactions, provided that the Manager receives our prior written approval for any sales in privately negotiated transactions. The Company will pay the Manager a commission equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. As of June 30, 2019, 223,628 (27,953 as adjusted for the reverse stock split) shares of common stock were issued and are held in trust. During the nine months ended June 30, 2019, 276,372 (34,547 as adjusted for the reverse stock split) were issued for gross proceeds of $209,974. After deducting offering expenses of $6,296 the Company received $203,679 in net proceeds.

NOTE 16 – SHARE-BASED COMPENSATION

For the three months ended June 30, 2019 and 2018, the Company recognized $39,983 and zero of share-based compensation expense on its outstanding options, respectively. For the nine months ended June 30, 2019 and 2018, the Company recognized $112,200 and zero of share-based compensation expense on its outstanding options, respectively. As of June 30, 2018, $76,375 of unrecognized share-based compensation expense is expected to be recognized over a period of two years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a lease of 1,000 square feet of office space at a rate of $13,000 per month that expires June 30, 2020.

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

The Company’s EM segment owns a 70,000 square-foot manufacturing building in Neulingen. The EM segment also leases (i) a 10,000 square foot manufacturing facility in Sibiu, Romania from a third party in a ten-year lease at a monthly rent of $9,363 (€8,000) expiring on May 31, 2029.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an eighteen-month lease at a monthly rent of $6,265 (INR454,365) expiring on September 6, 2019, (ii) approximately 27,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a five-year lease at a monthly rent of $25,480 expiring on April 30, 2020, (iii) approximately 9,400 square feet of office and warehouse space in Southampton, England in a fifteen-year lease with at a monthly rent of $87,745 (£69,250) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026.

NOTE 19 - SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

On July 1, 2019, the Company entered into a Securities Purchase Agreement relating to the public offering of 224,215 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company (the “Offering”) to an accredited investor. The Offering price of the Shares was $2.23 per share. After offering expenses and a 5% commission paid to the Company’s placement agent, the Company received net proceeds of approximately $467,500 from the Offering.

In July and August of 2019, the Company issued 548,655 shares of Common Stock to satisfy $1,023,634 worth of notes payable and accrued interest.

On August 15, 2019 the Company closed on the sale of its subsidiaries ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Logistics GmbH for €6,367,199.

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

Results of Operations - For the three months ending June 30, 2019 and 2018

Total revenue for the three months ended June 30, 2019 and 2018 was $22,452,050 and $19,164,314, respectively, an increase of $3,287,736, or 17%. Net income available to common shareholders for the three months ended June 30, 2019 and 2018 was a loss of $2,933,338 and a loss of $3,498,291, respectively, a decrease in the loss of $564,953, or 16%. Total revenue in the third quarter increased, as compared to total revenue in the same period last year, mainly due to revenues in the Advanced Technologies Segment, which had an increase in revenues of $6,228,146 compared to the same period last year, a small decrease in revenues in the Electronics Manufacturing segment, and lower sales in the Industrial Technology segment due to the softening demand for environmental products. Net loss available to common shareholders decreased due to decreased personnel and research and development expenses in the Advanced Technologies segment offset by the consolidation of the variable interest entity, Vicon Industries, Inc., higher interest and other expenses due to one-time expenses related to the Company’s notes payable and settlement of litigation regarding the Series B Preferred Stock, and lower revenues in the Industrial Technology segment in response the decline in demand for environmental products.

Revenues

Our Advanced Technologies segment revenues for the three months ended June 30, 2019, increased by $6,228,146 or 2,074% to $6,528,484 from $300,338 for the three months ended June 30, 2018. This is a new segment for the Company, and we anticipate revenues to grow with development and investment in this division.

Our Electronics Manufacturing segment revenues for the three months ended June 30, 2019, decreased by $212,825 or 2% to $11,003,706 from $11,216,531 for the three months ended June 30, 2018. The primary reason for decreased sales in US dollars are changes in the average exchange rates between the EURO and US Dollar during the respective periods.

Our Industrial Technology segment revenues for the three months ended June 30, 2019, decreased by $2,727,585 or 36%, to $4,919,860 from $7,647,445 for the three months ended June 30, 2018. The decrease was primarily due to decreased demand for environmental products globally and as result of relaxation of environmental regulations by the current administration.

Gross Profit

Gross Profit for the three months ended June 30, 2019 was $8,571,576 or 38% of revenues as compared to gross profit of $7,263,415 or 38% of revenues for the three months ended June 30, 2018. Gross profit as a percentage of revenues in the three months ended June 30, 2019 was the same compared to the three months ended June 30, 2018 as the Company works to achieve economies of scale, lower expenses, and shift to products and services with higher margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 increased $2,501,432 or 40% to $8,749,545 from $6,248,113 for the three months ended June 30, 2018. General and administrative expenses as a percentage of revenue was 39% and 33% of revenues for the three-month periods ended June 30, 2019 and 2018. The dollar for dollar and percentage increases in operating expenses was due to increased expenses in sales and marketing for the SmartDesk and VR applications in the Advanced Technologies segment as well as the consolidation of Vicon Industries, Inc..

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2019 was $285,853 compared to $2,246,085 for the three months ended June 30, 2018. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary software and further developments of the SmartDesk.

Other Income/(Expense)

Other income/(expense) for the third quarter of fiscal 2019 was $(2,161,444) as compared to $(573,423) for the third quarter of fiscal 2018. Other income/(Expense) for the three months ended June 30, 2019 was primarily due to interest expense related to discounts on the stock issued to pay the Company’s interest-bearing payables and a one-time expense related to the litigation settlement regarding the Series B Preferred Stock.

Provision for Income Taxes

During the third quarter of fiscal 2019 we recorded an income tax benefit of $736,310 compared to a provision of $182 for the third quarter of fiscal 2018. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive income/loss available to common shareholders

The Company had a comprehensive loss available to common shareholders of $3,102,266 or 14% of revenues, for the three-month period ended June 30, 2019 as compared to a comprehensive loss available to common shareholders of $4,120,359 or 22% of revenues, for the three months ended June 30, 2018. Comprehensive loss available to common shareholders in the third quarter decreased, as compared to comprehensive loss available to common shareholders in the same period last year, due the higher revenues in the Advanced Technologies segment.

Results of Operations - For the nine months ending June 2019 and 2018

Total revenue for the nine months ended June 30, 2019 and 2018 was $63,344,091 and $71,959,510, respectively, a decrease of $8,615,419, or 12%. Net income available to common shareholders for the nine months ended June 30, 2019 and 2018 was a loss of $8,051,287 and $2,342,829, respectively, an increase of the loss of $5,708,458, or 244%. Total revenue in the first three quarters decreased, as compared to total revenue in the same period last year, due to decreased revenues in the Electronics Manufacturing segment, and lower sales in the Industrial Technology segment due to the softening demand for environmental products offset by revenues in the Advanced Technologies Segment, which had an increase in revenues of $12,993,088 as compared to the same period last year. Net income available to common shareholders decreased due to increased expenses in sales and marketing for the SmartDesk and VR applications in the Advanced Technologies segment as well as the consolidation of the variable interest entity, Vicon Industries, Inc., higher interest and other expenses due to one-time expenses related to the Company’s notes payable and settlement of litigation regarding the Series B Preferred Stock, and lower revenues in the Industrial Technology segment in response the decline in demand for environmental products.

Revenues

Our Advanced Technologies segment revenues for the nine months ended June 30, 2019 increased by $12,933,088 or 1,396% to $13,924,097 from $931,009 for the nine months ended June 30, 2018. This is a new segment for the Company, and we anticipate revenues to grow with development and investment in this division.

Our Electronics Manufacturing segment revenues for the nine months ended June 30, 2019 decreased by $8,744,329 or 21% to $33,130,143 from $41,874,472 for the nine months ended June 30, 2018. The primary reason for decreased sales was due to the loss of two customers in the EM subsequent to the first quarter of fiscal 2018, one as a result of consolidation and other due to obsolescence of their product.

Our Industrial Technology segment revenues for the nine months ended June 30, 2019 decreased by $12,864,178 or 44%, to $16,289,851 from $29,154,029 for the nine months ended June 30, 2018. The decrease was primarily due to decreased demand for environmental products globally and as result of relaxation of environmental regulations by the current administration.

Gross Profit

Gross Profit for the nine months ended June 30, 2019 was $25,016,090 or 39% of revenues as compared to gross profit of $25,295,237 or 35% of revenues for the nine months ended June 30, 2018. Gross profit as a percentage of revenues in the nine months ended June 30, 2019 increased as compared to the nine months ended June 30, 2018 as the Company works to achieve economies of scale, lower expenses, and shift to products and services with higher margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2019 increased $5,900,096 or 26% to $28,941,719 from $23,041,623 for the nine months ended June 30, 2018. General and administrative expenses as a percentage of revenue was 46% and 32% of revenues for the nine-month periods ended June 30, 2019 and 2018. The dollar for dollar and percentage increases in operating expenses was due to increased expenses in sales and marketing for the SmartDesk and VR applications in the Advanced Technologies segment as well as the consolidation of Vicon Industries.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2019 was $1,136,981 compared to $2,453,183 for the nine months ended June 30, 2018. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary software and further developments of the SmartDesk.

Other Income/(Expense)

Other income/(expense) for the three quarters of fiscal 2019 was $(2,843,051) as compared to $(347,538) for the first three quarters of fiscal 2018. Other income/(Expense) for the nine months ended June 30, 2019 was primarily due to interest expense related to discounts on the stock issued to pay the Company’s interest-bearing payables and a one-time expense related to the litigation settlement regarding the Series B Preferred Stock.

Provision for Income Taxes

During the first and second quarters of fiscal 2019 we recorded an income tax benefit of $1,843,157 compared to a provision of $101,819 for the first and second quarters of fiscal 2018. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive income/loss available to common shareholders

The Company had a comprehensive loss available to common shareholders of $9,249,975 or 15% of revenues, for the nine-month period ended June 30, 2019 as compared to a comprehensive loss available to common shareholders of $3,191,621 or 4% of revenues, for the nine months ended June 30, 2018. Comprehensive income available to common shareholders in the first three quarters increased, as compared to comprehensive loss available to common shareholders in the same period last year, due the higher expenses related to the sales and marketing in the Advanced Technologies segment, interest expense related to discounts on the stock issued to pay the Company’s interest-bearing payables and a one-time expense related to the litigation settlement regarding the Series B Preferred Stock, and lower revenues in the Industrial Technologies segment.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $8,622,272 at June 30, 2019 compared to $10,011,896 at September 30, 2018. This includes cash and equivalents and restricted cash of $2,446,118 at June 30, 2019 and $2,315,935 at September 30, 2018, respectively. The decrease in working capital was primarily due to increased marketing and research & development expenses and net increases in our current assets of $7,151,023 offset by net increases in our current liabilities of $8,540,647.

Accounts receivable increased $2,181,744 or 16% to $16,127,399 at June 30, 2019 from $13,945,655 at September 30, 2018. The increase in accounts receivable is largely attributable to the consolidation of the Vicon Industries.

Inventories increased $4,376,670 or 39% to $15,731,128 at June 30, 2019 from $11,354,458 at September 30, 2018. The increase in inventories is attributable to the consolidation of Vicon Industries.

Operating activities provided $2,892,612 of cash for the nine months ended June 30, 2019 compared to providing $7,685,132 of cash for the nine months ended June 30, 2018. The decrease in operating cash flows was primarily due to the increase in the net loss, as compared to the same period a year ago.

Investment activities used $1,645,480 of cash for the nine months ended June 30, 2019 compared to using cash of $12,845,859 during the nine-month period ended June 30, 2018. Investing activities for the first three quarters of 2019 were driven by the Company’s investment in fixed assets.

Financing activities provided $81,739 of cash in the nine-month period ended June 30, 2019 as compared to using cash of $617,925 in the nine-month period ended June 30, 2018. Financing activities were primarily driven by payments on bank loans, notes payable, proceeds and expenses of notes payable and equity offerings, and use of the Company’s revolving credit lines.

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

Our CEO and our ICFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, based on its evaluation, our management concluded that as of June 30, 2019 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2019, the Company issued an aggregate of 703,491 shares of common stock in exchange for aggregate consideration of $1,823,763, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

(5) Intentionally omitted

(6) Incorporated by reference from Form 8-K filed on June 12, 2019.

(7) Incorporated by reference from Form 8-K/A filed on November 24, 2017.

(8) Incorporated by reference from Form 8-K filed on November 21, 2018.

(9) Incorporated by reference from Form 8-K filed on January 28, 2019.

(10) Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.

(11) Incorporated by reference from Form 8-K filed on January 24, 2017.

(12) Incorporated by reference from Form 8-K filed on September 8, 2017.

(13) Incorporated by reference from Form 10-K filed on January 11, 2019.

(14) Incorporated by reference from Form 8-K filed on March 22, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: August 19, 2019	By:	/s/ Saagar Govil.
Saagar Govil
Chief Executive Officer

Dated: August 19, 2019		/s/ Aron Govil.
Aron Govil
Interim Chief Financial Officer
and Principal Financial Officer

