Form 10-K
period 2019-09-30
CEMTREX INC
filed 2020-01-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2019

OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 Greenpoint Ave. Suite 208	11222
(Address of principal executive offices)	(Zip code)

Registrant telephone number, including area code: 631-756-9116

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Preferred Stock, Series 1 $0.001 par value per share	The NASDAQ Stock Market LLC
Series 1 Warrants	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2019, the number of the registrant’s common stock held by non-affiliates of the registrant was 1,064,933 and the aggregate market value $4,239,752 based on the average bid and asked price of $4.00 on March 31, 2019.

As of January 7, 2020, the registrant had 4,527,889 shares of common stock outstanding.

Documents Incorporated By Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2019 annual meeting of stockholders which we will file with the Securities and Exchange Commission.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I

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

ITEM 1. BUSINESS

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth from a small environmental monitoring instruments company into a world leading multi-industry technology company. The Company has expanded in a wide range of sectors, including smart technology, virtual and augmented realities, advanced electronic systems, industrial solutions, and intelligent security systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2019, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. Accordingly, the Company has reported the results of the Electronics Manufacturing business as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets. These changes have been applied for all periods presented. During fiscal 2019, the Company also reached a strategic decision to exit the environmental products business, which was part of Industrial Services group. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets.

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

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

The AT business segment also includes the Company’s subsidiary Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based Video monitoring systems and facial recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices.

Industrial Services (IS)

Cemtrex’s IS segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Recent Developments

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

Vicon Industries, Inc.

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), (“Vicon”), from a former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 126,579 shares of Cemtrex common stock. Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries. Following the resignation of all other Board members by January 2019, the Company had elected to account for Vicon using the consolidation method. On May 13, 2019, the Company acquired 15,000,000 shares of Vicon common stock in exchange for $300,000 in consideration. The Company now owns approximately 72% of Vicon’s outstanding shares of common stock. The company accounts for Vicon using the consolidation method of accounting.

ROB Cemtrex GmbH and Subsidiaries

On August 15, 2019 the Company sold its Electronics Manufacturing business consisting of its subsidiaries ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Logistics GmbH (the “Disposition”) to a third party for total consideration of €6,367,199, ($7,061,224 based on the exchange rate on the date of Disposition). The Company received cash , net of expenses,of €2,294,903, ($2,537,895 based on the exchange rate on the date of Disposition), A note payable in the amount of €1,500,000, ($1,663,500 based on the exchange rate on the date of Disposition), this note bears interest of 3% and is due one year form the date of disposition, A note payable in the amount of €1,350,000, ($1,497,150 based on the exchange rate on the date of Disposition), this note bears interest of 3% and is due two years form the date of disposition, and the payment of certain liabilities held by the disposed subsidiaries of €1,222,296 ($1,362,697 based on the exchange rate on the date of Disposition).

Griffin Filters, LLC

On August 31, 2019, the Company entered into an Asset Purchase Agreement for sale of Griffin Filters to Ducon Technologies, Inc., a related party, for total consideration of $550,000.

Business Strategy

We intend to continue utilizing our resource capabilities to deliver exceptional value for our customers, shareholders, and employees. Our focus is to grow in markets where we see significant long-term opportunity to create an attractive return on shareholder equity. We leverage our engineering, manufacturing expertise and strong customer relationships to develop new cutting-edge technologies and advanced products that solve technological challenges faced by our customers. We thoroughly analyze new product opportunities by considering projected demand for the product or service, and expected operating costs, and then only pursue those opportunities which we believe will contribute to earnings growth in the future. In addition, we believe our senior management team has substantial business and technical experience to enable us to pursue our business strategies.

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

We continue to seek and execute additional strategic acquisitions and focus on expanding our products and services as well as entering into new markets. We believe that the diversity of our products & services and our ability to deliver full solutions to a variety of end markets provides us with multiple sources of stable growth and a competitive advantage relative to other players in the industry. We constantly look for opportunities to gain new customers and penetrate geographic locations and end markets or acquire new product or service opportunities through acquisitions that are operationally and financially beneficial for the Company. However, there can be no assurance that we will succeed in our strategies.

SUPPLIERS

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys parts and components to assemble and manufacture its equipment and products. The Company also utilizes sub-suppliers and third-party vendors to procure from or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work. The Company seeks to have many sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters, international trade tariffs, wars, disputes and or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities.

COMPETITION

The Company faces substantial competition in each of its products & services and principal markets. Most of its competitors are larger and have greater financial resources than the Company; several are divisions of multi-national companies. The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of its products, systems and services. Additionally, the Company’s management believes that the successful delivery, installation and performance of the Company’s products and systems is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

The Company obtains virtually all its contracts through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of the efficiency or reliability of products, past performance records, and the engineering and technical expertise of the bidder. Several companies market products that compete directly with Company’s products. Other companies offer products that potential customers may consider to be acceptable alternatives to Company’s products and services. The Company faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources.

INTELLECTUAL PROPERTY

Over the years, the Company has developed proprietary technologies that give it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property. The Company has filed 18 patent applications related to the development of SmartDesk and will pursue those patents based upon its financial resources. Cemtrex continues to invest in research and development with intention of developing proprietary technology and intellectual property as allowed by its financial resources.

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

The Company has been selling its SmartDesk directly from its website whereby customers can place orders and make payment. Company has been marketing SmartDesk on social media sites such as Facebook and Instagram as well as showcasing the product at several trade shows. The Company plans to continue its marketing efforts for the SmartDesk by bringing on resellers to market the product to enterprise clients and increase its overall marketing and sales efforts in online media.

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

EMPLOYEES

The Company employs approximately 273 full-time employees and approximately 24 part-time employees as of December 23, 2019, including 70 engaged in engineering, 104 in manufacturing & field service and 99 in administrative, sales and marketing functions.

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

We are substantially dependent upon the success and continued market acceptance of our technology; the absence of which may significantly reduce our sales, profits and cash flow and adversely impact our financial condition.

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

The success of new and improved products and services through our Cemtrex Advanced Technologies Inc. subsidiary depends on our research and development efforts and the initial acceptance of our products by consumers. This is a new line of business for our company, and our management has limited experience with consumer products in general, and with IoT products in particular. Our business is affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research & development, production and/or marketing of new products and services due to lack of capital, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

We have substantial debt which could adversely affect our ability to raise additional capital to fund operations and prevent us from meeting our obligations under outstanding indebtedness.

As of September 30, 2019, our total indebtedness was approximately $12.3 million, including a revolving line of credit of $0.4 million, short-term notes payable of $5.4 million, non-convertible notes payable of $3.4 million, and bank loans of $3.1. Approximately $6.4 million of such debt is classified as current. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

The loss of the services of Saagar Govil and Aron Govil for any reason would materially and adversely affect our business operations and prospects.

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

We are a “controlled company” under Nasdaq Listing Rules. Approximately 87% of our outstanding voting shares, which includes our common stock, Series A preferred stock, Series C preferred stock and Series 1 preferred stock, are beneficially held by Aron Govil, our Executive Director, and Saagar Govil, our Chairman, President and Chief Executive Officer. Pursuant to the certificate of designation for our Series A preferred stock, each outstanding share of Series A preferred stock is entitled to the number of votes equal to the result of (i) the total number of shares of our common stock outstanding at the time of such vote multiplied by 1.01, divided by (ii) the total number of shares of our Series A preferred stock outstanding at the time of such vote, at each meeting of stockholders of our company with respect to any and all matters presented to our stockholders for their action or consideration, including the election of directors. Pursuant to certificate of designation for our Series C preferred, each outstanding share of Series C Preferred Stock is entitled to the number of votes equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors. As a result of Aron Govil’s and Saagar Govil’s ownership of our common stock and Aron Govil’s ownership of our Series A and Series C preferred stock and Series 1 preferred stock, our management stockholders control, and will control in the future, substantially all matters requiring approval by the stockholders of our company, including the election of all directors and approval of significant corporate transactions. This could make it impossible for public stockholders to influence the affairs of our company.

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

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series 1 preferred stock before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and Series 1 preferred stock, to pay anything to common stockholders. As of September 30, 2019, we had total consolidated debt of approximately $12.3 million and 2,110,718 shares of Series 1 preferred stock outstanding. Any liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on holders of our common stock.

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

During fiscal year 2017, our Board of Directors approved a dividend on our common stock. We have not paid any cash dividend thereafter. There can be no assurance that we will pay cash dividends on our common stock in the future. Any decision to pay cash dividends will depend upon our profitability at the time, cash available and other relevant factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following properties:

The Company has moved its head office to New York City with a lease of 2,500 square feet of office space at a rate of $13,000 per month that expires June 30, 2020.

The Company’s IS segment leases (i) approximately 25,000 square feet of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2022, (ii) approximately 43,000 square feet of office and warehouse space in York, PA from a third party in a seven year lease at a monthly rent of $21,825 expiring on December 13, 2022, (iii) approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three year lease at a monthly rent of $4,555 expiring on August 31, 2022.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five-year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, (ii) approximately 27,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a five-year lease at a monthly rent of $25,480 expiring on April 30, 2020, (iii) approximately 9,400 square feet of office and warehouse space in Southampton, England in a fifteen-year lease with at a monthly rent of $87,745 (£69,250) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026.

ITEM 3. LEGAL PROCEEDINGS

Three securities class action complaints were filed against our company and certain of our executive officers in the U.S. District Court for the Eastern District of New York on February 24, 2017. Under the requirements of the Private Securities Litigation Reform Act of 1995, these three alleged class actions, as well as all further related actions, were consolidated into a single lawsuit on March 9, 2018. On October 4, 2018, the Company reached a settlement on the securities class action litigation through a mediator for an amount of $625,000 and also reached a settlement on Derivative action for an amount of $100,000. This settlement was approved by the court and the settlement amounts were paid by the Company’s insurance carrier.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX”.

As of January7, 2019, the Company had 68 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 10,000,000 shares pf preferred stock, par value $0.001 and 20,000,000 shares of common stock, $0.001 par value per share. On January 7, 2020, there were 4,527,889 shares of common stock issued and outstanding, 1,000,000 shares of Series A preferred stock issued and outstanding, and 2,110,718 shares of Series 1 preferred stock issued and outstanding, and 100,000 shares of Series C preferred stock issued and outstanding.

The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2017, 2018 and 2019 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

		Stock Price
Year	Fiscal Period	High	Low
2019	4th Quarter	$2.48	$1.33
	3rd Quarter	$4.31	$1.70
	2nd Quarter	$7.44	$4.00
	1st Quarter	$12.00	$4.59
2018	4th Quarter	$18.08	$11.28
	3rd Quarter	$23.44	$16.40
	2nd Quarter	$24.33	$19.68
	1st Quarter	$24.11	$19.84
2017	4th Quarter	$29.20	$21.92
	3rd Quarter	$31.52	$24.48
	2nd Quarter	$64.01	$24.33
	1st Quarter	$58.68	$29.90

As reported by NASDAQ Capital Markets, on January 7, 2020 the closing sales price of the Company’s Common Stock was $1.14 per share.

Dividend Policy

On April 19, 2017, the Company’s Board of Directors approved a dividend on the common stock of the Company. The Company has not paid any cash dividend thereafter. There can be no assurance that the Company will pay cash dividends on its common stock in the future. Any decision to pay cash dividends will depend upon the Company’s profitability at the time, cash available and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of September 30, 2019 regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans
Approved by security holders		$-
Not approved by security holders	1,050,000	$1.91	0

See more detailed information regarding our equity compensation plans in the Notes to Consolidated Financial Statements in this 2019 Form 10-K.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

For the fiscal year ended September 30, 2019, 196,550 shares of Series 1 Preferred Stock were issued to pay $1,965,499 worth of dividends to holders of Series 1 Preferred Stock.

For the fiscal year ended September 30, 2019, we issued 1,847,832 shares of common stock to satisfy $5,047,569 of notes payable and accumulated interest.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2019, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. Accordingly, the Company has reported the results of the Electronics Manufacturing business as discontinued operations in the Consolidated Statements of Income and in the Consolidated Balance Sheets. These changes have been applied for all periods presented. During fiscal 2019, the Company also reached a strategic decision to exit the environmental products business which was part of Industrial Services group. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Consolidated Statements of Income and in the Consolidated Balance Sheets.

Currently, the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS)

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

The AT business segment also includes the Company’s subsidiary Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based Video monitoring systems and facial recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices.

Industrial Services (IS)

Cemtrex’s IS segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

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

Please see Note 2 for detailed information regarding our significant accounting policies and estimates in the Notes to Consolidated Financial Statements in this 2019 Form 10-K.

Results of Operations - For the fiscal years ending September 30, 2019 and 2018

Total revenue for the years ended September 30, 2019 and 2018 was $39,265,041 and $22,641,417, respectively, an increase of $16,623,624, or 73%. Comprehensive net loss for the years ended September 30, 2019 and 2018 was a $23,051,140 and $10,476,294, respectively, an increase of $12,574,846 or 120%. Total revenue for the fiscal year increased, as compared to total revenue in the same period last year, due to the consolidation of Vicon Industries, Inc., sales and other increases in the Advanced Technology Segment. Net loss increased due to losses recorded on the sale of discontinued operations of the Electronics Manufacturing Segment and our Environmental Products lines. For the year ended September 30, 2019 the Company had a loss of $10,559,963 on discontinued operations and for the year ended September 30, 2018, the Company had a gain of $1,786,737 on discontinued operations.

Revenues

Our Advanced Technologies segment revenues for the years ended September 30, 2019 and 2018 were $19,268,687 and $1,765,106, respectively, an increase of $17,503,581 or 992%. This increase represents mainly the Consolidation of Vicon Industries, Inc.

Our Industrial Services segment revenues for the year ended September 30, 2019 decreased by $879,957 or 4%, to $19,996,354 from $20,876,311 for the year ended September 30, 2018. The decrease was primarily due to the timing and recognition of revenue.

Gross Profit

Gross Profit for the year ended September 30, 2019 was $15,562,674 or 40% of revenues as compared to gross profit of $8,215,954 or 36% of revenues for the year ended September 30, 2018. The increase in gross profit percentage in the year ended September 30, 2018, as compared to the prior year, was a direct result of the sale of products and services with higher profit margins.

General and Administrative Expenses

General and Administrative Expenses for the year ended September 30, 2019 increased $6,320,565 or 41% to $21,528,145 from $15,207,580 for the year ended September 30, 2018. The increases in General and Administrative Expenses in dollars is the result of the Consolidation of Vicon Industries, Inc.

Research and Development Expenses

Research and Development expenses for the year ended September 30, 2019 and 2018 were $1,481,879 and $5,558,682, respectively. Research and Development expenses have decreased due to the limited capital resources of the Company.

Other Income/(Expense)

Interest and other income/(expense) for fiscal 2019 was $(5,190,987) as compared to $(1,338,510) for fiscal 2018. For fiscal year 2019 other income/(expense) was due was primarily due to interest on notes payable.

Provision for Income Taxes

During the fiscal year of 2019 we recorded an income tax benefit of $1,335,584 compared to $2,861,672 for the fiscal year of 2018. The provision for income tax is based upon the projected income tax from the Company’s various domestic and international subsidiaries that are subject to income taxes.

Net Income/(Loss)

The Company had a net loss of $21,862,716 or 56% of revenues, for the year ended September 30, 2019 as compared to a net loss of $9,240,409 or 41% of revenues, for the year ended September 30, 2018. Net loss in this period as compared to the previous period was higher due to the discontinued operations of the Environmental Products business and its Electronics Manufacturing Segment. For the year ended September 30, 2019 the Company had a loss of $10,559,963 on discontinued operations and for the year ended September 30, 2018, the Company had a gain of $1,786,737 on discontinued operations.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $3,240,348 at September 30, 2019 compared to $10,011,896 at September 30, 2018. This includes cash and cash equivalents and restricted cash of $2,858,085 at September 30, 2019 and $2,315,935 at September 30, 2018, respectively. The decrease in working capital was primarily due to the decrease in the Company’s current assets of $13,036,655 offset by a decrease in the Company’s current liabilities of $6,265,107 .

Accounts receivable decreased by $7,486,671 or 54% to $6,458,984 at September 30, 2019 from $13,945,655 at September 30, 2018. The decrease in accounts receivable is mainly due to the company’s exit from the Environmental Products business and the elimination of its Electronics Manufacturing Segment.

Inventories decreased by $6,147,303 or 54% to $5,207,155 at September 30, 2019 from $11,354,458 at September 30, 2018. The decrease in inventories is attributable to the company’s exit from the Environmental Products business and Electronics Manufacturing Segment.

Operating activities for continuing operations used $3,751,616 for the year ended September 30, 2019 compared to using $13,005,012 of cash for the year ended September 30, 2018. Operating activities for discontinued operations provided $7,507,090, and $10,523,481 of cash for the year ended September 30, 2019 and 2018, respectively.

Investing activities for continuing operations used $2,043,771 of cash during the year ended September 30, 2019 compared to using $12,207,320 during the year ended September 30, 2018. In fiscal 2019 discontinued operations provided $8,883,541 of cash.

Financing activities for continuing operations used $2,391,839 for the year ended September 30, 2019 as compared to providing $3,624,091 in the year ended September 30, 2018. In fiscal 2019 our financing activities were mainly comprised of the proceeds from subscription rights offering and notes payable offset by payments on our debt. In fiscal 2019 discontinued operations used $9,465,505, compared to providing $1,726,748 of cash in fiscal 2018.

We believe that our cash on hand and cash generated by operations is sufficient to meet the capital demands of our current operations during the 2020 fiscal year (ending September 30, 2020). Any major increases in sales, particularly in new products, may require additional capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our expansion goals and working capital needs.

Outlook

We are a diversified company that predominantly operates in the United States. We believe our diversity of business segments, and the breadth of our product and services portfolios, have helped mitigate the economic impact of any one particular industry sector or any single region on our consolidated operating results and we expect the same in the future. We believe growth for our products and services is driven by the increasing demand for newer technology products and overall industrial economic growth. These trends stimulate investment in new consumer and industrial products with related infrastructure, and in upgrades of existing facilities. We continue to focus on revenue growth, market expansion and increasing profitability by expanding our presence in emerging technologies. Our outlook is to continue expanding our scope of technology, products, and services horizontally through selective acquisitions and the formation of new business units by leveraging our technical and financial resources.

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

On October 9, 2019, The Company engaged Haynie & Company to serve as our independent registered public accounting firm for the year ending September 30, 2019. The engagement of Haynie & Company was approved by our Audit Committee.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2019 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Designations of Series B Redeemable Convertible Preferred Stock..(21)
3.12	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Dealer-Manager Agreement between Cemtrex, Inc. and Advisory Group Equity Services, Ltd. doing business as RHK Capital.dated November 21, 2018 (8)
10.2	At-The-Market Offering Agreement dated January 28, 2019, by and among Cemtrex, Inc. and Advisory Group Equity Services, Ltd. doing business as RHK Capital.(9)
10.3	Securities Purchase Agreement by and between Intercostal Capital, dated July 1, 2019 and Cemtrex, Inc., (13)
10.4	Share transfer and purchase agreement between Cemtrex, Ltd., Cemtrex, Inc. and Finvest GmbH i.G., Dennis Wenz, and Laura Wenz., dated August 15, 2019 (15)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

(1)	Incorporated by reference from Form 10-12G filed on May 22, 2008.
(2)	Incorporated by reference from Form 8-K filed on September 10, 2009.
(3)	Incorporated by reference from Form 8-K filed on August 22, 2016.
(4)	Incorporated by reference from Form 8-K filed on July 1, 2016.
(5)	Intentionally omitted
(6)	Incorporated by reference from Form 8-K filed on June 12, 2019.
(7)	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
(8)	Incorporated by reference from Form 8-K filed on November 21, 2018.
(9)	Incorporated by reference from Form 8-K filed on January 28, 2019.
(10)	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
(11)	Incorporated by reference from Form 8-K filed on January 24, 2017.
(12)	Incorporated by reference from Form 8-K filed on September 8, 2017.
(13)	Incorporated by reference from Form 10-K filed on July 2, 2019.
(14)	Incorporated by reference from Form 8-K filed on March 22, 2019.
(15)	Incorporated by reference from Form 8-K filed on August 21, 2019.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

January 14, 2020	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 14, 2020	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 14, 2020	By:	/s/ Aron Govil
Aron Govil
Executive Director, CFO (Principal Financial and Accounting Officer)

January 14, 2020	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

January 14, 2020	By:	/s/ Sunny Verma
Sunny Verma,
Director

January 14, 2020	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

Cemtrex Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cemtrex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cemtrex, Inc. (the Company) as of September 30, 2019and 2018,and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the years ended September 30, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended September 30, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

January 14, 2020

We have served as the Company’s auditor since 2018.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
Assets	2019	2018
Current assets
Cash and equivalents	$1,769,994	$973,772
Restricted cash	1,088,091	1,342,163
Short-term investments	412,730	-
Trade receivables, net	6,458,984	13,945,655
Trade receivables - related party	227,019	165,220
Notes receivable - short-term	1,713,371	-
Inventory –net of allowance for inventory obsolescence	5,207,155	11,354,458
Prepaid expenses and other assets	2,000,265	4,132,996
Total current assets	18,877,609	31,914,264

Property and equipment, net	16,776,552	27,300,654
Goodwill	4,370,894	3,322,818
Notes receivable - long-term	1,586,918	-
Investment in Vicon	-	1,699,271
Deferred tax asset	2,282,867	915,682
Other	497,857	126,078
Total Assets	$44,392,697	$65,278,767

Liabilities & Stockholders’ Equity (Deficit)
Accounts payable	$4,236,945	$7,068,005
Short-term liabilities	6,840,252	10,913,703
Deposits from customers	33,074	50,619
Accrued expenses	2,673,646	2,333,938
Deferred revenue	1,433,803	970,590
Accrued income taxes	419,541	565,513
Total current liabilities	15,637,261	21,902,368

Long-term liabilities
Loans payable to bank, net of current portion	2,240,526	4,206,468
Long-term capital lease, net of current portion	20,061	44,081
Notes payable, net of current portion	2,817,661	276,639
Mortgage payable, net of current portion	-	3,568,545
Other long-term liabilities	1,221,549	-
Deferred Revenue - long-term	489,535	-
Total long-term liabilities	6,789,332	8,095,733

Total liabilities	22,426,593	29,998,101

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1,3,000,000 shares authorized, 2,110,718 shares issued and outstanding as of September 30, 2019 and 1,914,168 shares issued and outstanding as of September 30, 2018 (liquidation value of $10 per share)	2,111	1,914
Series A, 1,000,000 shares authorized, issued and outstanding at September 30, 2019 and September 30, 2018	1,000	1,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 3,962,790 shares issued and outstanding at September 30, 2019 and 1,621,719 shares issued and outstanding at September 30, 2018	3,963	1,622
Additional paid-in capital	40,344,837	31,496,671
Retained earnings (accumulated deficit)	(20,067,685)	4,262,756
Accumulated other comprehensive income (loss)	796,004	(483,297)
Cemtrex stockholders’ equity	21,080,230	35,280,666
Non-controlling interest	885,874	-
Total liabilities and stockholders’ equity (deficit)	$44,392,697	$65,278,767

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended
	September 30, 2019	September 30, 2018
Revenues
Advanced Technologies Revenue	$19,268,687	$1,765,106
Industrial Services Revenue	19,996,354	20,876,311
Total Revenue	39,265,041	22,641,417

Cost of revenues
Cost of Sales, Advanced Technologies	10,972,501	646,740
Cost of Sales, Industrial Services	12,729,866	13,778,723
Total cost of revenues	23,702,367	14,425,463
Gross profit	15,562,674	8,215,954

Operating expenses
General and administrative	21,528,145	15,207,580
Research and development	1,481,879	5,558,682
Total operating expenses	23,010,024	20,766,262
Operating loss	(7,447,350)	(12,550,308)

Other income (expense)
Other expense	(62,705)	676,547
Loss in equity interests	(342,776)	(1,214,659)
Interest expense	(4,785,506)	(800,398)
Total other expense, net	(5,190,987)	(1,338,510)

Net loss before income taxes	(12,638,337)	(13,888,818)
Income tax benefit	1,335,584	2,861,672
Loss from continuing operations	(11,302,753)	(11,027,146)

Income/(loss) from discontinued operations, net of tax	(10,559,963)	1,786,737

Net loss	(21,862,716)	(9,240,409)

Less noncontrolling interest	502,225	-
Net Income/(loss)	(22,364,941)	(9,240,409)
Preferred dividends paid	1,965,500	915,080
Net income/(loss) available to Cemtrex, Inc. shareholders	(24,330,441)	(10,155,489)

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	1,624,253	(320,805)
Other comprehensive (income)/loss attribitable to noncontrolling interest	(344,952)	-
Comprehensive income/(loss)	1,279,301	(320,805)

Comprehensive loss	$(23,051,140)	$(10,476,294)

Income (Loss) Per Share-Basic
Continuing Operations	$(5.85)	$(8.50)
Discontinued Operations	$(4.66)	$1.27
Income (Loss) Per Share-Diluted
Continuing Operations	$(5.85)	$(8.50)
Discontinued Operations	$(4.66)	$1.27

Weighted Average Number of Shares-Basic	2,267,501	1,404,533
Weighted Average Number of Shares-Diluted	2,267,501	1,404,533

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.01			Retained	Accumulated
	Number of		Number of		Number of		Additional Paid-in	Earnings (Accumulated	other Comprehensive	Cemtrex Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity	interest
Balance at September 30, 2018	1,914,168	$1,914	1,000,000	$1,000	1,621,719	$1,622	$31,496,671	$4,262,756	$(483,297)	$35,280,666	$-
Comprehensive income	-	-	-	-	-	-	-	-	1,279,301	1,279,301	-
Share-based compensation	-	-	-	-	-	-	622,232	-	-	622,232	-
Stock issued in Subscription Rights Offering	-	-	-	-	25,126	25	138,669	-	-	138,694	-
Shares issued in trust for ATM Offering					27,954	28	(28)			-
Shares sold in ATM Offering					34,547	35	203,643			203,678
Shares sold in Securities Purchase Agreements					226,715	227	596,832			597,059
Stock issued to pay notes payable	-	-	-	-	1,847,832	1,848	5,045,721	-	-	5,047,569	-
Dividends paid in Series 1 preferred shares	196,550	197	-	-	-	-	1,965,303	(1,965,500)	-	-	-
Series B Conversion					175,562	175	333,156			333,331
Reverse split rounding shares					3,335	3	-			3
Discount on Series B (deemed dividend)							(154,511)			(154,511)
Increase in noncontrolling interest through consolidation accounting							97,149			97,149	383,649
Net loss	-	-	-	-	-	-	-	(22,364,941)	-	(22,364,941)	502,225
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	3,962,790	$3,963	$40,344,837	$(20,067,685)	$796,004	$21,080,230	$885,874

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock Par			Retained	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity	interest
Balance at September 30, 2017	1,822,660	$1,823	1,000,000	$1,000	1,300,555	$1,301	$24,703,427	$14,418,244	$(133,492)	$38,992,303	$-
Comprehensive loss									(349,805)	(349,805)
Share-based compensation							401,300			401,300
Shares issued for compensation					465	1	6,702			6,703
Stock issued for convertible debt					12,354	12	219,988			220,000
Stock issued for interest on convertible debt					6,283	6	109,138			109,144
Stock issued to pay notes payable					50,483	50	724,950			725,000
Stock issued for investment in Vicon					126,579	127	2,913,803			2,913,930
Stock issued in offering					125,000	125	1,502,375			1,502,500
Dividends paid in Series 1 Preferred Shares	91,508	91					914,988	(915,079)		-
Net loss								(9,240,409)		(9,240,409)
Balance at September 30, 2018	1,914,168	$1,914	1,000,000	$1,000	1,621,719	$1,622	$31,496,671	$4,262,756	$(483,297)	$35,280,666	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30,
Cash Flows from Operating Activities	2019	2018

Net loss	$(21,862,716)	$(9,269,409)
Net income/(loss) from discontinued operations	(10,559,963)	1,786,737
Net loss from continuing operations	(11,302,753)	(11,056,146)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	3,013,986	2,319,508
Gain/(loss) on disposal of property & equipment	471,019	(2,094,621)
Change in allowance for doubtful accounts	-	408,000
Share-based compensation	622,232	-
Interest expense paid in equity shares	1,590,374	109,144
Income tax benefit	(1,335,584)	(2,861,672)
Interest expense on convertible debt	-	593,975
Loss on equity interests	342,776	1,214,659
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	3,082,635	3,679,052
Accounts receivable - related party	(61,799)	-
Inventory	1,341,569	(80,952)
Prepaid expenses and other curent asstets	(132,510)	358,606
Other assets	(27,418)	203,141
Other liabilities	1,221,549	-
Accounts payable	(2,114,250)	(1,735,352)
Deposits from customers	(17,545)	50,619
Accrued expenses	(493,921)	(3,988,468)
Deferred revenue	228,024	-
Income taxes payable	-	(124,505)
Net cash used by operating activities - continuing operations	(3,571,616)	(13,005,012)
Net cash provided by operating activities - discontinued operations	7,507,090	10,523,481
Net cash provided by operating activities	3,935,474	(2,481,531)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,659,480)	(12,207,320)
Refund on property and equipment	14,000	-
Purchase of marketable securities	(398,291)	-
Net cash used by investing activities - continuing operations	(2,043,771)	(12,207,320)
Net cash provided by investing activities - discontinued operations	8,883,541	-
Net cash provided by investing activities	6,839,770	(12,207,320)

Cash Flows from Financing Activities
Proceeds from notes payable	2,595,000	4,025,000
Payments on notes payable	(414,859)	(564,728)
Issuance of notes receivable	(3,300,289)	-
Payments on bank loans	(1,440,535)	(537,570)
Proceeds from at-the-market offerings	957,784	1,650,000
Expenses on at-the-market offerings	(41,438)	(147,500)
Proceeds from the issuance of Series B Preferred Stock	500,000	-
Expenses from the issuance of Series B Preferred Stock	(25,000)	-
Settlement of Series B Preferred Stock in Cash	(273,092)	-
Revolving line of credit	(925,124)	(796,841)
Payments on caplital lease obligations	(24,286)	(4,270)
Net cash provided/(used) by financing activities - continuing operations	(2,391,839)	3,624,091
Net cash provided/(used) by financing activities - discontinued operations	(9,465,508)	1,726,748
Net cash provided/(used) by financing activities	(11,857,347)	5,350,839

Effect of currency translation	1,624,253	(320,805)
Net decrease in cash	(1,082,103)	(9,338,012)
Cash beginning of period	2,315,935	11,974,752
Cash end of period	$2,858,085	$2,315,935

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$672,637	$259,317

Cash paid during the period for income taxes	$162,871	$852,071

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Vicon Technologies	$300,000	$2,913,930
Payment of convertible notes in common stock	$-	$220,000
Stock issued to pay notes payable	$5,047,569	$1,054,144
Acquisition of equipment through capital leases	$-	$71,069
Dividends paid in equity shares	$1,965,500	$915,080

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

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

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2019, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. Accordingly, the Company has reported the results of the Electronics Manufacturing business as discontinued operations in the Consolidated Statements of Income and in the Consolidated Balance Sheets. These changes have been applied for all periods presented. During fiscal 2019, the Company also reached a strategic decision to exit the environmental products business which was part of Industrial Services group. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Consolidated Statements of Income and in the Consolidated Balance Sheets.

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS)

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

The AT business segment also includes the Company’s subsidiary Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based Video monitoring systems and facial recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices.

Industrial Services (IS)

Cemtrex’s IS segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Going Concern Considerations

The Company has incurred substantial losses over the past two fiscal years and has debt obligations over the next fiscal year that raise going concern considerations. The Company has and plans to continue to raise capital and reduce expenses through the use of (i) issuance of notes and subsequent settlement of such notes with equity, (ii) equity offering to qualified investors and at-the-market offerings, (iii) exiting from business segments with diminishing revenues, (iv) sale or reallocation of fixed assets held from exited business segments to raise capital or increase revenue in continuing business segments, (v) development of additional products for the Advanced Technologies segment to increase revenues, (vi) cost reductions to improve overall profitability in all segments. The Company believes that these going concern considerations have been alleviated by managements plans.

Cemtrex Inc. and Subsidiaries

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Cemtrex Advanced Technologies Inc., Cemtrex Ltd., Cemtrex Technologies Pvt. Ltd., and Advanced Industrial Services, Inc. and the Company’s majority-owned subsidiary Vicon Industries, Inc. and its subsidiaries, Telesite USA, IQInVision, Vicon Industries Ltd., Vicon Deutschland GmbH, and Vicon Systems, Ltd. All inter-company balances and transactions have been eliminated in consolidation.

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

Cemtrex Inc. and Subsidiaries

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

The Company has $606,051 and $298,708 allowance for doubtful accounts at September 30, 2019 and 2018, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2019 or 2018.

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

There was $3,938,212 and $1,010,948 in inventory obsolescence at September 30, 2019 and 2018, respectively. The increase in inventory obsolescence is due to the consolidation of Vicon.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the respective assets, shown in the table below;

Cemtrex Inc. and Subsidiaries

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

For the years ended September 30, 2019, and 2018, there was no impairment of the Company’s goodwill.

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

Cemtrex Inc. and Subsidiaries

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

Revenue Recognition

On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Management determined that there was no cumulative effect adjustment to the consolidated financial statements and the adoption of the standard did not require any adjustments to the consolidated financial statements for prior periods. Under the guidance of the standard, revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. Company recognizes revenue at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Most of the Company’s sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods or repair of equipment and generally provide for transfer of control at the time of shipment to the customer. The Company generally permits returns of product or repaired equipment due to defects; however, returns are historically insignificant.

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from cost reimbursable contracts based on the services provided, typically represented by man-hours worked, and is measured by reference to agreed charge-out rates or to the estimated total contract revenue. Revenue from long-term fixed price contracts is recognized using the percentage-of-completion method, measured by reference to physical completion or the ratio of costs incurred to total estimated contract costs. If the outcome of a contract cannot be estimated reliably, as may be the case in the initial stages of completion of the contract, revenue is recognized only to the extent of the costs incurred that are expected to be recoverable. If a contract is expected to be loss-making, the expected amount of the loss is recognized immediately in the income statement. Revenue from short-term contracts is recognized when delivery has occurred, and collection of the resulting receivable is deemed probable. Timing of revenue recognition may differ from the timing of invoicing to customers.

Cemtrex Inc. and Subsidiaries

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is reversed against the receivable recognized when those goods or services are delivered

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in product quality programs and processes, including monitoring and evaluating the quality of its component suppliers, its warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from its estimates, revisions to the estimated warranty liability may be required.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45 of the FASB Accounting Standards Codification. Amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Income Tax Provision

The Company accounts for income taxes under ASC 740-10, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions including the United States, Germany, Romania, India, and Hong Kong in The People’s Republic of China, and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Cemtrex Inc. and Subsidiaries

Uncertain Tax Positions

For the years ended September 30, 2019 and 2018, the Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits. The Company will record any interest and/or penalties arising from uncertain tax provisions when they are likely to occur and reasonably estimable.

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

	For the year ended
	September 30,
	2019	2018

Basic weighted average shares outstanding	2,267,501	1,404,533
Dilutive effect of options	-	-
Dilutive effect of convertible debt	-	-
Diluted weighted average shares outstanding	2,267,501	1,404,533

For the years ended September 30, 2019 and 2018, 1,483,965 and 843,625 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2019 and September 30, 2018, comprehensive loss includes a gain of $1,279,301 and a loss of $320,805, respectively, which were entirely from foreign currency translation.

Cemtrex Inc. and Subsidiaries

As of and for the year ended September 30, 2019 the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the year ended	Exchange rate at	For the year ended
Currency	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
Euro	1.091	1.128	1.170	1.190
Indian Rupee	0.014	0.014	0.014	0.015
Great Britain Pound	1.240	1.230	N/A	N/A

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

Recently Adopted Accounting Pronouncements

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company’s previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company’s presentation of revenue on a gross or net basis. The Company recognizes contract revenue from the sales of services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly. In addition, there was no impact of adoption on the statement of operations or balance sheet as of September 30, 2019 or for the twelve months then ended. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

Cemtrex Inc. and Subsidiaries

NOTE 3 PURCHASED ASSETS AND INVESTMENTS

On March 23, 2018, in a private resale transaction, Cemtrex purchased 7,284,824 shares of common stock and a warrant to purchase an additional 1,500,000 shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), (“Vicon”), from a former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 126,579 shares of Cemtrex common stock. Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries. Following the resignation of all other Board members by January 2019, the Company gained the ability to exercise significant management control over the operations of Vicon. Because of this increased management ability, and pursuant to GAAP, the Company has consolidated the accounts of Vicon into its financial statements beginning as of January 14, 2019. Prior to January 14, 2019, the Company reported its 48% ownership of Vicon as an asset with a balance of $1,356,495 and was using the equity method of accounting for this asset. At January 14, 2019, the fair market value of the Company’s investment in Vicon was determined to be $527,089 and the Company reported as other expense a loss of $829,406, to adjust the carrying value to fair value under ASC 805. Upon recording the fair value of the assets and liabilities of Vicon, $1,893,075 was recorded as Goodwill. Goodwill may be adjusted, as allowed by ASC 805, within a one-year time period if the fair value of assets and liabilities is determined to be different than originally recorded by the Company. On May 13, 2019, the Company acquired 15,000,000 shares of Vicon common stock in exchange for $300,000 owed by Vicon to the Company for services provided. The Company now owns approximately 72% of Vicon’s outstanding shares of common stock.

NOTE 4 – DISCONTINUED OPERATIONS

ROB Cemtrex GmbH and Subsidiaries

On August 15, 2019 the Company sold its Electronics Manufacturing business consisting of its subsidiaries ROB Cemtrex GmbH, ROB Systems Srl, ROB Cemtrex Assets UG, ROB Cemtrex Logistics GmbH (the “Disposition”) to a third party for total consideration of €6,367,199, ($7,061,224 based on the exchange rate on the date of Disposition). The Company received cash, net of expenses of €2,294,903, ($2,537,895 based on the exchange rate on the dates of cash exchanges), A note payable in the amount of €1,500,000, ($1,663,500 based on the exchange rate on the date of Disposition), this note bears interest of 3% and is due one year form the date of disposition, A note payable in the amount of €1,350,000, ($1,497,150 based on the exchange rate on the date of Disposition), this note bears interest of 3% and is due two years form the date of disposition, and the payment of certain liabilities held by the disposed subsidiaries of €1,222,296 ($1,362,679 based on the exchange rate on the date of Disposition). The calculation of the pretax loss on the disposition is as follows;

Cemtrex Inc. and Subsidiaries

Purchase Price	7,061,224
Less Liabilities assumed	(1,362,679)
Net purchase price	5,698,545

Assets Sold
Accounts receivable, net	5,434,894
Inventory, net	9,676,746
Prepaid expenses and other current assets	48,674
Property and equipment, net	6,594,945
21,755,259
Liabilities Transferred
Accounts payable	4,113,274
Short-term liabilities	991,518
Accrued expenses	1,421,833
Bank loans and and mortgage	3,942,348
10,468,973
Net assets sold	11,286,286

Pretax loss on sale of ROB Cemtrex Companies	(5,587,741)

Griffin Filters, LLC

On August 31, 2019, the Company entered into an Asset Purchase Agreement for sale of Griffin Filters with Ducon Technologies, Inc., a related party, for total consideration of $550,000. The calculation of the pretax loss on the sale is as follows;

Purchase Price	550,000

Assets Sold
Accounts receivable, net	166,393
Inventory, net	213,289
Prepaid expenses and other assets	1,197,235
1,576,917
Liabilities Transferred
Accounts payable	240,095
240,095
Net assets sold	1,336,822

Pretax loss on sale of ROB Cemtrex Companies	(786,822)

EXIT FROM ENVIRONMENTAL BUSINESS

During fiscal 2019, the Company also reached a strategic decision to exit the environmental products business, which was part of Industrial Services group. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets.

Cemtrex Inc. and Subsidiaries

Assets and liabilities included within discontinued operations on the Company’s Consolidated Balance Sheets at September 30, 2019 and 2018 are as follows;

	September 30,	September 30,
Assets	2019	2018
Current assets
Trade receivables, net	-	6,365,459
Trade receivables - related party	55,600	-
Inventory –net of allowance for inventory obsolescence	-	10,808,356
Prepaid expenses and other assets	-	1,317,987
Total current assets	55,600	18,491,802

Property and equipment, net	8,761,677	10,605,387
Other	-	74,125
Total Assets	$8,817,277	$29,171,314

Liabilities
Current liabilities
Accounts payable	$263,832	$4,950,650
Short-term liabilities	-	5,539,191
Accrued expenses	-	906,103
Accrued income taxes	-	243,646
Total current liabilities	263,832	11,639,590

Long-term liabilities
Loans payable to bank, net of current portion	-	1,054,961
Mortgage payable, net of current portion	-	3,568,545
Total long-term liabilities	-	4,623,506
Total liabilities	$263,832	$16,263,096

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the ROB Cemtrex Companies and Griffin Filters business which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the years ended September 30, are as follows:

	Years Ended September 30,
	2019	2018

Total net sales	$42,614,107	$67,295,102
Cost of sales	25,788,268	44,125,799
Operating, selling, general and administrative expenses	20,374,141	21,519,660
Other expenses	264,505	(398,898)
Income (loss) from discontinued operations	(3,812,807)	2,048,541
Loss on sale of discontinued operations	(6,374,563)	-
Income tax provision	372,593	261,804
Discontinued operations, net of tax	(10,559,963)	1,786,737

Cemtrex Inc. and Subsidiaries

NOTE 5 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports and evaluates financial information for two segments: Advanced Technologies (AT) segment, and the Industrial Services (IS) segment. The AT segment develops smart devices and provides progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance. The IS segment offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA in industries such as: chemical, steel, printing, construction, & petrochemical.

The following tables summarize the Company’s segment information:

	For the years ended
	September 30,
	2019	2018
Revenues from external customers
Advanced Technologies	$19,268,687	$1,765,106
Industrial Services	19,996,354	20,876,311
Total revenues	$39,265,041	$22,641,417

Gross profit
Advanced Technologies	$8,296,186	$1,118,366
Industrial Services	7,266,488	7,097,588
Total gross profit	$15,562,674	$8,215,954

Operating (loss) income
Advanced Technologies	$(5,633,572)	$(8,704,278)
Industrial Services	(1,813,778)	(3,875,030)
Total operating loss	$(7,447,350)	$(12,579,308)

Other income (expense)
Advanced Technologies	$(4,441,385)	$8,346
Industrial Services	(406,826)	(132,197)
Total other income (expense)	$(4,848,211)	$(123,851)

Depreciation and Amortization
Advanced Technologies	$1,350,079	$573,395
Industrial Services	1,663,907	1,425,578
Total depreciation and amortization	$3,013,986	$1,998,973

Cemtrex Inc. and Subsidiaries

	September 30, 2019	September 30, 2018
Identifiable Assets
Advanced Technologies	$14,872,708	$5,569,383
Industrial Services	29,519,989	34,119,742
Discontinued operations	-	$25,589,642
Total Assets	$44,392,697	$65,278,767

The Company generates revenue from product sales and services from its subsidiaries located in the United States, The United Kingdom, India, and Hong Kong. Revenue and long-lived asset information for the Company is as follows:

Revenues	September 30, 2019	September 30, 2018
U.S. Operations	$35,320,625	$22,267,693
Non-U.S. Operations	3,944,416	373,724
	$39,265,041	$22,641,417

Long-lived Assets	September 30, 2019	September 30, 2018
U.S. Operations	$5,395,353	$6,262,163
Non-U.S. Operations	11,381,199	21,038,491
	$16,776,552	$27,300,654

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include cash equivalents, banker’s acceptances, trading securities investments and investment funds. We measure trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee’s ability to continue as a going concern.

Cemtrex Inc. and Subsidiaries

The Company’s fair value assets for the years ended September 30, 2019 and 2018 are as follows;

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets
Investment in trading securities
(included in short-term investments)	$412,730	$-	$-	$412,730

	$412,730	$-	$-	$412,730

NOTE 7 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,088,091 and $1,342,163 as of September 30, 2019 and 2018, respectively. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $118,889 and $104,987 as of September 30, 2019 and 2018, respectively.

NOTE 8 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	September 30,
	2019	2018
Accounts receivable	$7,065,035	$14,244,363
Allowance for doubtful accounts	(606,051)	(298,708)
	$6,458,984	$13,945,655

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

Cemtrex Inc. and Subsidiaries

NOTE 9 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2019	2018
Raw materials	$4,917,700	$8,654,497
Work in progress	543,857	1,412,828
Finished goods	3,683,810	2,298,081
	9,145,367	12,365,406

Less: Allowance for inventory obsolescence	(3,938,212)	(1,010,948)
Inventory –net of allowance for inventory obsolescence	$5,207,155	$11,354,458

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2019	2018
Land	$-	$1,063,715
Building and leasehold improvements	1,233,733	5,321,926
Furniture and office equipment	614,569	2,685,315
Computers and software	5,166,922	6,762,046
Trade show display	89,330	-
Machinery and equipment	23,463,953	22,102,390
	30,568,507	37,935,392

Less: Accumulated depreciation	(13,791,955)	(10,634,738)
Property and equipment, net	$16,776,552	$27,300,654

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2019. Depreciation and amortization of property and equipment totaled approximately $3,013,986 and $4,181,120 for fiscal years ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Company has $8,761,677 net value of property and equipment that are considered idol.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2019, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $530,447, and other current assets of $1,469,818. On September 30, 2018, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,026,441, other current assets of $1,115,201 and other receivables of $1,991,354.

NOTE 12 – OUTSTANDING INDEBTEDNESS

On September 30, 2019 and 2018 the Company’s total net debt outstanding consisted of the amounts set forth in the following table.

Cemtrex Inc. and Subsidiaries

	September 30,	September 30,
	2019	2018
Short-term liabilities	$6,840,252	$50,619
Long-term Liabilities, net of current portion(1)	5,058,187	3,612,626
Total Debt	11,898,439	3,663,245
Less Cash and Cash equivalents	(1,769,994)	(973,772)
Net Debt	10,128,445	2,689,473

(1)	Amounts are net of unamortized debt issuance costs of $544,778 at September 30, 2019 and $0 at September 30, 2018.

NOTE 13 - OTHER ASSETS

As of September 30, 2019, the Company had other assets of $497,857 which was comprised of rent security of $127,246, other assets of $370,611. As of September 30, 2018, the Company had other assets of $126,078 which was comprised of rent security of $126,078.

NOTE 14 – SHORT-TERM LIABILITIES

The Company has an authorized $3,500,000 line of credit with Fulton Bank. The line of credit bears interest at one-month LIBOR plus 200 basis points (4.14% as of September 30, 2019). Borrowings on this line of credit amounted to $572,046 and $1,355,411 as of September 30, 2019 and 2018, respectively, which includes bank overdrafts on the cash management agreement of $146,234 and $60,897 as of September 30, 2019 and 2018, respectively. This line of credit carries loan covenants which the Company was in compliance with as of September 30, 2019.

On September 21, 2018, the Company’s subsidiary, Vicon, entered into a $5,600,000 Term Loan Agreement with NIL Funding Corporation. This note carries interest of 8.95% and has a maturity date of March 30, 2020. As of September 30, 2019, $5,425,000 of this note remains outstanding. This loan carries loan covenants which the Company was in compliance with as of September 30, 2019.

On January 31, 2019 the Company entered into a loan agreement with an independent third party for $1,072,000. This note bears interest of 20% and matures in October of 2019. As of September 30, 2019, the balance on this note was $21,170, net of unamortized discount of $36,710. This debt was settled in October 2019.

As of September 30, 2019, there were $968,270 in current portion of long-term liabilities.

NOTE 15 – LONG-TERM LIABILITIES

Loans payable to bank

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (4.29% as of September 30, 2019) and is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of September 30, 2019.

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $620,000 in order to fund the operations of Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (4.04% as of September 30, 2019) and is payable on December 15, 2020. This loan carries loan covenants which the Company was in compliance with as of September 30, 2019.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (4.04% as of September 30, 2019) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of September 30, 2019.

Notes payable

On December 15, 2015, the Company issued promissory notes payable to the sellers of AIS for $1,500,000 to fund the purchase of AIS. These notes carry interest of 6% and are due September 2022.

Cemtrex Inc. and Subsidiaries

Upon acquisition of AIS, the Company assumed a promissory note related to the purchase of shares from a former shareholder in 2011. The note requires ten annual payments of principal plus interest at treasury bill rates. The note matures in 2022.

On June 17, 2019, Cemtrex Inc., issued a note payable to an independent third-party in the amount of $1,528,000. This note carries interest of 10% an matures on December 17, 2020.

On July 15, 2019, Cemtrex Inc., issued a note payable to an independent third-party in the amount of $1,725,000. This note carries interest of 8% an matures on January 15, 2021.

Estimated maturities of our long-term debt over the next 5 years are as follows;

	2020	2021	2022	2023	Total

Fulton Bank - $5,250,000	719,863	749,519	782,269	427,758	$2,679,409
Fulton Bank - $620,000	130,157	37,564	-	-	$167,721
Fulton Bank - $400,000	78,613	82,141	85,792	75,483	$322,029
Promisorry Note - AIS	17,185	17,185	17,269	-	$51,639
Capital Lease Obligations	22,452	20,061	-	-	$42,513
Notes Payable Cemtrex, Inc. (1)	-	2,783,207	-	-	$2,783,207
TOTAL	$968,270	$3,689,677	$885,330	$503,241	$6,046,518

(1) Net of unamortized original issue discounts of $544,778

NOTE 16 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s CFO, is President, for total consideration of $550,000. As of September 30, 2019, and 2018, there was $227,019 and $31,690 in trade receivables due from Ducon Technologies, Inc., respectively.

NOTE 17 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2019, and September 30, 2018, there were 3,110,718 and 2,914,168 shares issued and outstanding, respectively.

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

As of September 30, 2019, and September 30, 2018, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

Cemtrex Inc. and Subsidiaries

Series B Preferred Stock

On March 22, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an unaffiliated institutional investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor 2,500 shares of common stock, a warrant to purchase 25,000 shares of common stock and 2,100 shares of Series B Preferred Stock, stated value $500 per share. The Series B Preferred Stock has a maturity date of one year from the issuance date and the Company has agreed to pay dividends on the outstanding shares of Series B Preferred at the rate equal to 7.5% per annum (increasing by 10% upon the occurrence of each trigger (or default) event). Dividends are payable on the date the shares of Series B Preferred are converted or on maturity. The dividends must be paid in cash or, in certain circumstances, may be paid in shares of Common Stock. 1,050 shares of Series B Preferred Stock, 2,500 shares of Common Stock, and a Series B warrant to purchase 25,000 shares of common stock were issued for gross proceeds of $500,000. After deducting offering expenses of $25,000 the Company received $475,000 in net proceeds. Subsequently, the Company issued 1,384,485 (175,562 as adjusted for the reverse stock split) shares of common stock to convert 700 shares of Series B Preferred Stock and recognized $154,511 on the amortized deemed dividend. On June 10, 2019, the Company settled with the Investor to cancel all outstanding Series B Preferred Stock and Series B Warrants for the sum of $1,000,000, There are no shares of Series B Preferred Stock are issued or outstanding. The sum of $666,667 has been recognized as other loss and associated legal costs have been expensed as a result of this transaction.

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

Cemtrex Inc. and Subsidiaries

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

As of September 30, 2019, and 2018 there were 2,110,718 and 1,914,168 shares of Series 1 Preferred Stock issued and outstanding, respectively.

For the fiscal years ended September 30, 2019 and 2018, 196,550 and 91,508 shares of Series 1 Preferred Stock were issued to pay $1,965,500 and $915,080 worth of dividends to holders of Series 1 Preferred Stock, respectively.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of September 30, 2019, there were 3,962,790 shares issued and outstanding and at September 30, 2018, there were 1,621,719 shares issued and outstanding.

During the fiscal years ended September 30, 2019 and 2018, 1,847,832 and 69,120 shares of the Company’s common stock have been issued to satisfy $5,047,569 and $1,054,144 of notes payable and accumulated interest, respectively.

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

Subscription Rights Offering

Cemtrex Inc. and Subsidiaries

Subscription Rights Offering

On November 26, 2018, Cemtrex, Inc. (the “Company”) commenced a rights offering to its stockholders (“Rights Offering”). Pursuant to the Rights Offering, the Company has distributed, at no charge to holders of record of the Company’s common stock and series 1 warrants as of November 19, 2018 (the “Record Date”), non-transferable subscription rights to purchase up to an aggregate of $2,700,000 worth of shares of common stock, at a purchase price equal to the lesser of (i) $1.06 per share (in which case 2,547,170 shares may be sold), or (ii) 95% of the volume weighted average price of the Company’s common stock for the five trading day period through and including December 19, 2018, which is the initial expiration date of the Rights Offering, all as set forth in the Prospectus Supplement filed on November 21, 2018 with the Securities and Exchange Commission (the “Prospectus Supplement”). On December 19, 2018 the price was set at $0.75 per share and the expiration date was extended to December 21, 2018. Each stockholder of record on the Record Date received one right for each one share of common stock held by the stockholder, and each series 1 warrant holder of record on the Record Date received one right for every ten shares for which their warrant is exercisable. Each right entitles the holder to purchase one share of the Company’s common stock, subject to proration. In connection with the Rights Offering, the Company entered into a Dealer-Manager Agreement (the “Agreement”) with Advisory Group Equity Services, Ltd. Doing business as RHK Capital (“RHK”). During 2019, 25,126 shares of common stock were issued for gross proceeds of $150,721. After deducting offering expenses of $12,027 the Company received $138,694 in net proceeds.

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

Sales of the Shares, through the Manager, will be made directly on The NASDAQ Capital Market, on any other existing trading market for our common stock or to or through a market maker. The Manager may also sell the Shares in privately negotiated transactions, provided that the Manager receives our prior written approval for any sales in privately negotiated transactions. The Company will pay the Manager a commission equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. During 2019, 223,628 (27,953 as adjusted for the reverse stock split) shares of common stock were issued and are held in trust. During the twelve months ended September 30, 2019, 34,547 were issued for gross proceeds of $209,974. After deducting offering expenses of $6,296 the Company received $203,679 in net proceeds.

Securities Purchase Agreement

On July 1, 2019, the “Company entered into a Securities Purchase Agreement relating to the public offering of 224,215 shares of the Company’s common stock, all of which were sold by the Company to an accredited investor for $2.23 per share. As of September 30, 2019, 224,215 shares of common stock were issued for gross proceeds of $500,000. After deducting offering expenses of $32,500 the Company received $467,500 in net proceeds.

NOTE 18 – SHARE-BASED COMPENSATION

On September 25, 2019, the Company cancelled all outstanding options granted to Saagar Govil, the Company’s Chairman and CEO and granted a stock option for 400,000 shares. These options have an exercise price of $1.90 per share, which vested upon grant and they expire after seven years. Additionally, Mr. Govil was granted additional future options;

(i) 100,000 shares of the Corporation’s common stock, CETX at an exercise price of $1.92 per share on September 25, 2021;

(ii) 100,000 shares of the Corporation’s common stock, CETX at an exercise price of $2.30 per share on September 25, 2023; and

(iii) 100,000 shares of the Corporation’s common stock, CETX at an exercise price of $2.76per share on September 25, 2025.

On September 25, 2019, the Company granted to Aron Govil, the Company’s Executive Director and CFO a stock option for 200,000 shares. These options have an exercise price of $1.90 per share, which vested upon grant and they expire after seven years. Additionally, Mr. Govil was granted additional future options;

(i) 50,000 shares of the Corporation’s common stock, CETX at an exercise price of $1.92 per share on September 25, 2021;

Cemtrex Inc. and Subsidiaries

(ii) 50,000 shares of the Corporation’s common stock, CETX at an exercise price of $2.30 per share on September 25, 2023; and

(iii) 50,000 shares of the Corporation’s common stock, CETX at an exercise price of $2.76 per share on September 25, 2025.

The following weighted-average assumptions were used to estimate the fair value of the common stock option liability at September 30, 2019;

September 30, 2019
Expected term	5 Years
Risk-free interest rate	1.56%
Expected volatility	94.74%
Expected dividend yield	0%

During the years ended September 30, 2019 and 2018 the Company recognized $622,232 and $401,300 of share-based compensation expense on its outstanding options, respectively.

As of September 30, 2019, there was $405,094 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 5 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	54,687	$22.96
Options granted	25,000	$21.12
Options exercised	(576)	$14.40		$16.08
Options forfeited	-	-
Outstanding at September 30, 2018	79,111	$22.40	4.09	$-
Options granted	1,050,000
Options exercised	-
Options forfeited	(4,111)
Options cancelled	(75,000)
Outstanding at September 30, 2019	1,050,000			$-
Exercisable at September 30, 2018	600,000	$1.90	6.99	$-

NOTE 19 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a lease of 2,500 square feet of office space at a rate of $13,000 per month that expires June 30, 2020. The Company has recognized $52,000 of lease expense for this lease.

The Company’s IS segment leases (i) approximately 25,000 square feet of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300 expiring on December 13, 2022, the Company has recognized $87,600 of lease expense for this lease, (ii) approximately 43,000 square feet of office and warehouse space in York, PA from a third party in a seven-year lease at a monthly rent of $21,825 expiring on December 13, 2022, the Company has recognized $261,900 of lease expense for this lease. and (iii) approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a two-year lease at a monthly rent of $4,555 expiring on August 31, 2022, the Company has recognized $54,660 of lease expense for this lease. Additionally, the Company’s IS segment leases various vehicles with monthly lease payments ranging from $84 to $1,979 that terminate during 2019 through 2023. The Company has recognized $336,355 of lease expense for these leases.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, the Company has recognized $75,783 of lease expense for this lease, (ii) approximately 27,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a five-year lease at a monthly rent of $25,480 expiring on April 30, 2020, the Company has recognized $280,552 of lease expense for this lease, and (iii) approximately 9,400 square feet of office and warehouse space in Southampton, England in a fifteen-year lease with at a monthly rent of $87,745 (£69,250) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026, the Company has recognized $280,552 of lease expense for this lease.

Cemtrex Inc. and Subsidiaries

Future Lease obligations are as follows;

2020	2,279,105
2021	1,992,196
2022	1,631,046
2023	1,391,304
2024	1,086,790
$7,293,580

NOTE 20 – INCOME TAXES

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

The following is a geographical breakdown of loss before the provision for income taxes:

	Year ended September 30,
	2019	2018
Domestic	$(10,774,136)	$(7,743,437)
Foreign	(1,864,201)	(6,174,381)
Loss before provision for income taxes	$(12,638,337)	$(13,917,818)

The provision for income taxes consisted of the following:

	September 30, 2019	September 30, 2018
Current (benefit)/provision
Federal	$-	$-
State	7,978	1,859
Foreign	-	245,419
Total current (benefit)/provision	7,978	247,278

Deferred provision
Federal	(1,343,562)	(2,155,797)
State	-	(667,270)
Foreign	-	16,385
Total deferred provision	$(1,343,562)	$(2,806,682)

Total (benefit)/provision for income taxes	$(1,335,584)	$(2,559,404)

Effective Income tax rate	10.57%	18.39%

Cemtrex Inc. and Subsidiaries

The following is a reconciliation of the effective income tax rate to the federal and state statutory rates:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2019	September 30, 2018
U.S. statutory rate	21.00%	21.00%
State statutory rate	6.50%	6.50%
Foreign tax rate differential	0.00%	-2.22%
Change in valuation allowance	-12.83%	0.00%
Effect of change in rates	-6.23%	0.00%
Nondeducttible expenses	2.13%	-1.20%
Effective rate	10.57%	24.09%

The components of our deferred tax assets and liabilities are summarized as follows:

	September 30, 2019	September 30, 2018
Deferred Tax Assets:
Net operating loss carryforwards	$5,635,584	$4,153,803
Inventory	12,276	254,579
Prepaid expenses	-	12,837
Gain/loss on fixed asset disposal	13,051	31,747
Allowance for bad debt	3,486	-
Other	665	-
Total gross deferred taxes	5,665,062	4,452,966
Valuation allowance	(2,402,253)	(1,485,437)
Net deferred tax assets	3,262,809	2,967,529

Deferred Tax Liabilities:
Accrued vacation	(1,804)	(4,336)
Prepaid expenses	(25,305)	-
Goodwill amortization	(112,800)	(71,101)
Research and development expenses	(42,216)	(69,025)
Depreciation	(821,440)	(1,907,385)
Total deferred tax liabilities	(1,003,565)	(2,051,847)

Total deferred tax assets (liabilities)	2,259,244	915,682

Cemtrex Inc. and Subsidiaries

NOTE 21– SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. Centrex concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

Series C Preferred Stock

On October 3, 2019, pursuant to Article IV of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up to one hundred thousand (100,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock are entitled to the number of votes equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

Appointment of Aron Govil as Chief Financial Officer

On October 3, 2019, the board of directors appointed Mr. Aron Govil to act as our Chief Financial Officer. Mr. Govil was previously serving as our interim Chief Financial Officer effective March 22, 2019. The Company entered into an employment agreement with Mr. Govil, whereby the Company agreed to compensate Mr. Govil $250,000 annually and granted him a one-time issuance of 100,000 shares of its Series C Preferred Stock. Mr. Govil is also eligible for annual bonus compensation, stock options, and stock grants based on performance metrics outlined by our board of directors. He is entitled to vacation and sick days, and other benefits included in the agreement.

Notes Payable

On October 23, 2019, Cemtrex Inc., issued a note payable to an independent third-party in the amount of $1,725,000. This note carries interest of 10% and matures on April 23, 2021.

On December 23, 2019, Cemtrex Inc., issued a note payable to an independent third-party in the amount of $1,725,000. This note carries interest of 8% and matures on June 23, 2021.

