Form 10-K/A
period 2019-09-30
CEMTREX INC
filed 2020-01-28
CIK 1435064

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

276 Greenpoint Avenue, Suite 208, NY 11222

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

As of January 24, 2020, the registrant had 5,915,352 shares of common stock outstanding.

Explanatory Note

Cemtrex, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended September 30, 2019, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

Except as described above, no other amendments are being made to this Report. This Form 10-K/A does not reflect events occurring after the January 14, 2020 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

As of January 24, 2020, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	33	Chairman of the Board of Directors,President,
276 Greenpoint Avenue, Suite 208		Chief Executive Officer, & Director
Brooklyn, NY 11222

Aron Govil	62	Executive Director, Chief Financial Officer
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Raju Panjwani	62	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Sunny Verma	64	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Metodi Filipov	55	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

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

Aron Govil is the Executive Director and has been with the Company since December 2004. In June 2014, Mr. Govil resigned as Chairman of the Company to devote more time to ventures outside of Cemtrex. On March 22, 2019 Mr. was named interim CFO and on October 3, 2019 was named CFO. Mr. Govil is also President of Ducon Technologies Inc., a privately held company engaged in engineering and construction business since 1996. Prior to 1996, Mr. Govil worked at various management and technical positions in the environmental and energy industries. Mr. Govil holds a B.E. degree in Chemical Engineering and a M.B.A. in Finance. He is also a licensed Professional Engineer in New York State and New Jersey. Mr. Govil’s experience and deep understanding of the operations of the Company allow him to make valuable contributions to the Board.

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

Sunny Verma was appointed as a director of the Company on December 2, 2019 and is the Audit Committee chairman. Mr. Verma has over 21 years of diversified IT and software development experience and is Chief Operating Officer of a privately held Seva Technologies Inc., an Information Technology consulting firm since 2009. Mr. Verma has BS in Computer science and has extensive and diversified management and financial operations experience in a variety of technology industries.

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

Meetings of the Board of Directors

During the fiscal year ended September 30, 2019 (“Fiscal 2018”), the Board of Directors held four meetings. No Director attended less than 75% of the aggregate of the total number of meetings of the Board of Directors.

Committees of the Board

Our Board of Directors currently has one standing committee: The Audit Committee.

Compensation Committee

As a “Controlled Company” as such term is defined under NASDAQ Listing Rule 5615, the Company is not required to have a Compensation Committee.

Audit Committee

The Audit Committee, which has been established in accordance with requirements of Section 3(a)(58)(A) of the Exchange Act, is comprised of the following independent directors: Sunny Verma (Chair), Raju Panjwani and Metodi Filipov. The Board of Directors has determined that each member of the Audit Committee: (i) is independent, (ii) meets the financial literacy requirements of the Nasdaq Rules, and (iii) meets the enhanced independence standards established by the SEC. In addition, the Board has determined that Mr. Verma qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC.

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

Nomination of Directors

The Company does not currently have a standing nominating committee or a formal nominating committee charter. As a “Controlled Company” as such term is defined by NASDAQ Listing Rule 5615 the Company is not required to have a Nominating Committee. Currently, the independent members of the Board (Messrs. Panjwani, Verma and Filipov), rather than a nominating committee, approve or recommend to the full Board those persons to be nominated. The Board believes that the current method of nominating directors is appropriate because it allows each independent board member input into the nomination process and does not unnecessarily restrict the input that might be provided from an independent director who could be excluded from a committee. Currently, three of the five Directors are independent. Furthermore, the Board has adopted by resolution a director nomination policy. The purpose of the policy is to describe the process by which candidates for inclusion in the Company’s recommended slate of director nominees are selected. The director nomination policy is administered by the Board. Many of the benefits that would otherwise come from a written committee charter are provided by this policy.

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

The Board will consider director candidates recommended by shareholders and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources, as described above. Recommendations must be in writing and mailed to Cemtrex, Inc., 276 Greenpoint Avenue, Suite 208, Brooklyn, NY 11222, Attention: Corporate Secretary, and include all information regarding the candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules promulgated by the SEC if the candidate were nominated by the Board of Directors (including such candidate’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected). The shareholder giving notice must provide (i) his or her name and address, as they appear on the Company’s books, and (ii) the number of shares of the Company which are beneficially owned by such shareholder. The Company may require any proposed nominee to furnish such other information it may require to be set forth in a shareholder’s notice of nomination which pertains to the nominee.

Director Compensation

The members of the Board receive quarterly compensation of $2,500. Additionally, we reimburse our directors for expenses incurred in connection with attending board meetings.

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

Communications with Directors

Shareholders, associates of the Company and other interested parties may communicate directly with the Board of Directors, with the non-management Directors or with a specific Board member, by writing to the Board (or the non-management Directors or a specific Board member) and delivering the communication in person or mailing it to: Board of Directors, Privileged & Confidential, c/o Aron Govil, CFO, Cemtrex, Inc., 276 Greenpoint Avenue, Suite 208, Brooklyn, NY 11222. Correspondence will be discussed at the next scheduled meeting of the Board of Directors, or as indicated by the urgency of the matter. From time to time, the Board of Directors may change the process by which shareholders may communicate with the Board of Directors or its members. Any changes in this process will be posted on the Company’s website or otherwise publicly disclosed.

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

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Aron Govil, Executive Director and CFO. As of January 24, 2020, Saagar Govil is currently earning compensation from the Company. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2018, and 2019 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $150.000.

				OPTION
PRINCIPAL AND POSITION	YEAR	SALARY	BONUS	AWARDS		OTHER

Saagar Govil	2018	$250,000	$-	$194,000	(1)	$-
Chairman od the Board	2019	$250,000	$-	$596,382	(1)	$-
Chief Executive Officer, and President

Aron Govil	2018	$-	$-	$-		$-
Executive Director and	2019	$240,400	$-	$298,289	(1)	$-
Chief Financial Officer

(1)	Represents the aggregate amount of the fair value of stock option awards on the grant date calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASBASC Topic 718”), rather than actual amounts to be realized by the named executive officer and disregarding any forfeitures based upon exercise price.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2019:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	400,000	$1.90	2/25/2026
Saagar Govil	100,000	$1.92	2/25/2026
Saagar Govil	100,000	$2.30	2/25/2026
Saagar Govil	100,000	$2.76	2/25/2026
Aron Govil	200,000	$1.90	2/25/2026
Aron Govil	50,000	$1.92	2/25/2026
Aron Govil	50,000	$2.30	2/25/2026
Aron Govil	50,000	$2.76	2/25/2026

Compensation of Directors

The members of the Board receive quarterly compensation of $2,500. Additionally, we reimburse our directors for expenses incurred in connection with attending board meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of January 24, 2020 by:

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

As of January 24, 2020, 5,915,352 shares of Common Stock were issued and outstanding. In addition, there were 1,000,000 shares of Series A Preferred Stock outstanding which are entitled to vote 5,974,506 shares in the aggregate, 100,000 shares of Series C Preferred Stock outstanding which are entitled to vote 59,212,674 shares in the aggregate, all of which is held by Aron Govil and 2,216,683 shares of Series 1 Preferred Stock outstanding which are entitled to vote 4,433,366 shares in the aggregate. Accordingly, a total of 75,535,898 shares may be voted at the Annual Meeting.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of January 24, 2020 are deemed outstanding. Such shares, however, are not deemed as of January 24, 2020 outstanding for the purpose of computing the percentage ownership of any other person.

					Percentage of
	Name and Address				Issued Common	Percentage of
Title of Class	of Beneficial Owner	Title	Amount Owned		Stock (1)	voting stock (2)

Common Stock	Aron Govil	Executive Director	585,000		10%	*
	276 Greenpoint Avenue, Suite 208	Chief Financial Officer
	Brooklyn, NY 11222

Preferred Stock	Aron Govil	Executive Director	1,000,000	(3)	--	7.9%
(Series A)	276 Greenpoint Avenue, Suite 208	Chief Financial Officer	(5,974,506
	Brooklyn, NY 11222		voting shares)

Preferred Stock	Aron Govil	Executive Director	100,000	(4)	--	78.4%
(Series C)	276 Greenpoint Avenue, Suite 208	Chief Financial Officer	(59,212,674
	Brooklyn, NY 11222		voting shares)

Common Stock	Saagar Govil	Chairman of the Board,	570,222		10%	*
	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	7,102		--	*
(Series 1)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

		All directors and executive officers
		as a group (5 persons)	2,262,324	(5)	20%	87.1%

* Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 5,915,352 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 5,915,352 shares of our Common Stock outstanding, the 5,974,506 votes that the Series A Preferred Stock is entitled to vote, the 59,212,674 votes that the Series C Preferred Stock is entitled to vote, and the 4,433,366 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	The Series A Preferred Stock was issued by the Company to Aron Govil, the Company’s CFO and Executive Director, in conjunction with the settlement of the debenture issued as consideration for the purchase of Griffin Filters, Inc. in 2009. Pursuant to the Certificate of Designation of the Series A Preferred Stock, each issued and outstanding share of Series A Preferred Stock is entitled to the number of votes equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. The shares of Series A Preferred Stock held by Aron Govil represent 100% of the total Series A Preferred Stock issued and outstanding.

(4)	The Series C Preferred Stock was issued by the Company to Aron Govil, the Company’s CFO and Executive Director as part of the employment agreement with Mr. Govil upon his appointment to CFO. Pursuant to the Certificate of Designation of the Series C Preferred Stock, each issued and outstanding share of Series C Preferred Stock are entitled to the number of votes equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

(4)	Consists of actual amount of Common Stock and Series A, Series C and Series 1 Preferred Stock owned.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors has determined that each of Messrs. Panjwani, Verma and Filipov are independent in accordance with NASDAQ rules. To determine independence, the Board of Directors adopted and applied the categorical standards of independence included in NASDAQ Listing Rule 5605(a)(2), which include a series of objective tests, such as that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company.

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

Transactions with Related Persons

Ducon Technologies, Inc. is owned by Aron Govil, the Executive Director and CFO of the Company.

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

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2019 and 2018 by Haynie & Company the Company’s independent auditor:

	2018	2019
Audit Fees	$25,000	$150,000
Audit-Related Fees	-	2,793
Tax Fees	-	-
Other Fees	-	-
Totals	$25,000	$152,793

During fiscal year 2018, the Company incurred fees of $26,750 related to the quarterly review of its financial statements by its independent auditor at the time of those reviews. The Company’s subsidiary Advanced Industrial Systems was audited by Stambaugh Ness P.C., as per loan covenants of Fulton Bank for fiscal year 2018 and the Company incurred audit fees of $31,450. The Company’s former subsidiary, ROB Cemtrex GmbH, was audited by Dhmp GmbH & Co as per loan covenants of Sparkasse Bank for fiscal year 2018 and the Company incurred audit fees of $13,834.

For the fiscal year ended September 30, 2019, the company incurred fees for tax services of $61,400, provided by Wiss and Company.

Pre-Approval Policies and Procedures

The Company’s Audit Committee must provide advance approval for all audit and non-audit services, other than de minimis non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Haynie & Company in fiscal year 2019.

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

CEMTREX, INC.

January 28, 2020	By:.	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 28, 2020	By:.	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 28, 2020	By:	/s/ Aron Govil .
Aron Govil
Executive Director, CFO (Principal Financial and
Accounting Officer)

January 28, 2020	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

January 28, 2020	By:	/s/ Sunny Verma
Sunny Verma, Director

January 28, 2020	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

