Form 10-Q
period 2019-12-31
CEMTREX INC
filed 2020-02-19
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 Greenpoint Ave, Suite 208, Brooklyn, NY	11222
(Address of principal executive offices)	(Zip Code)

631-756-9116

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	CETX	Nasdaq Capital Market
Series 1 Preferred Stock	CETXP	Nasdaq Capital Market
Series 1 Warrants	CETXW	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 17, 2020, the issuer had 6,547,702 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2019 and September 30, 2019 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended December 31, 2019 and December 31, 2018 (Unaudited)	4

Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2019 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2018 (Unaudited)	6

Condensed Consolidated Statements of Cash Flow for the three months ended December 31, 2019 and December 31, 2018 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6. Exhibits	25

SIGNATURES	26

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2019	2019
Assets
Current assets
Cash and equivalents	$3,963,958	$1,769,994
Restricted cash	1,233,269	1,088,091
Short-term investments	114,056	412,730
Accounts receivables, net	6,651,359	6,458,984
Accounts receivables - related party	597,109	227,019
Notes receivable - short-term	1,713,371	1,713,371
Inventory –net of allowance for inventory obsolescence	5,272,892	5,207,155
Prepaid expenses and other assets	2,226,377	2,000,265
Total current assets	21,772,391	18,877,609

Property and equipment, net	16,566,566	16,776,552
Right-of-use assets	1,142,279	-
Goodwill	4,370,894	4,370,894
Notes receivable - long-term	1,586,918	1,586,918
Deferred tax asset	2,282,867	2,282,867
Other	991,654	497,857
Total Assets	$48,713,569	$44,392,697

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$3,318,695	$4,236,945
Short-term liabilities	9,600,331	6,817,534
Lease liabilities - short-term	476,808	22,718
Deposits from customers	35,462	33,074
Accrued expenses	2,715,205	2,673,646
Deferred revenue	1,711,099	1,433,803
Accrued income taxes	419,353	419,541
Total current liabilities	18,276,953	15,637,261

Long-term liabilities
Loans payable to bank, net of current portion	2,005,405	2,240,526
Long-term lease liabilities, net of current portion	665,471	20,061
Notes payable, net of current portion	3,083,493	2,817,661
Other long-term liabilities	1,177,590	1,221,549
Deferred Revenue - long-term	476,221	489,535
Total long-term liabilities	7,408,180	6,789,332

Total liabilities	25,685,133	22,426,593

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,
Series 1, 3,000,000 shares authorized, 2,216,683 shares issued and outstanding as of December 31, 2019 and 2,110,718 shares issued and outstanding as of September 30, 2019 (liquidation value of $10 per share)	2,217	2,111
Series A, 1,000,000 shares authorized, issued and outstanding at December 31, 2019 and September 30, 2019	1,000	1,000
Series C, 100,000 shares authorized, issued and outstanding at December 31, 2019	100	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 4,424,583 shares issued and outstanding at December 31, 2019 and 3,962,790 shares issued and outstanding at September 30, 2019	4,424	3,963
Additional paid-in capital	42,040,809	40,344,837
Accumulated deficit	(21,461,500)	(20,067,685)
Accumulated other comprehensive income (loss)	1,379,030	796,004
Cemtrex stockholders’ equity	21,966,080	21,080,230
Non-controlling interest	1,062,356	885,874
Total liabilities and stockholders’ equity	$48,713,569	$44,392,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended
	December 31, 2019	December 31, 2018
Revenues	12,220,083	5,717,589
Cost of revenues	6,871,597	3,530,003
Gross profit	5,348,486	2,187,586

Operating expenses
General and administrative	4,852,957	3,334,561
Research and development	376,586	379,517
Total operating expenses	5,229,543	3,714,078
Operating income/(loss)	118,943	(1,526,492)

Other income (expense)
Other Income (expense)	224,325	(10,560)
Loss in equity interests	-	(342,776)
Interest expense	(482,522)	(115,266)
Total other expense, net	(258,197)	(468,602)

Net loss before income taxes	(139,254)	(1,995,094)
Income tax benefit	-	50
Loss from continuing operations	(139,254)	(1,995,044)

Loss from discontinued operations, net of tax	-	(181,254)

Net loss	(139,254)	(2,176,298)

Less noncontrolling interest	(194,911)	-
Net Income/(loss)	(334,165)	(2,176,298)
Preferred dividends paid	1,059,650	957,780
Net loss available to Cemtrex, Inc. shareholders	(1,393,815)	(3,134,078)

Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	583,026	(857,552)
Other comprehensive loss attribitable to noncontrolling interest	(18,429)	-
Comprehensive income/(loss)	564,597	(857,552)

Comprehensive loss	$(829,218)	$(3,991,630)

Loss Per Share-Basic
Continuing Operations	$(0.34)	$(1.80)
Discontinued Operations	$-	$(0.11)
Loss Per Share-Diluted
Continuing Operations	$(0.34)	$(1.80)
Discontinued Operations	$-	$(0.11)

Weighted Average Number of Shares-Basic	4,086,609	1,638,776
Weighted Average Number of Shares-Diluted	4,086,609	1,638,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par			Retained	Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity	interest
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$40,344,837	$(20,067,685)	$796,004	$21,080,230	$885,874
Comprehensive income											564,597	564,597
Share-based compensation					100,000	100			119,004			119,104
Shares issued to pay accounts payable							18,358	18	27,565			27,583
Shares sold in Securities Purchase Agreements							338,393	338	359,712			360,050
Stock issued to pay notes payable							105,042	105	130,147			130,252
Dividends paid in Series 1 preferred shares	105,965	106							1,059,544	(1,059,650)		-
Noncontrolling interest											18,429	18,429	176,482
Net loss										(334,165)		(334,165)
Balance at December 31, 2019	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	4,424,583	$4,424	$42,040,809	$(21,461,500)	$1,379,030	$21,966,080	$1,062,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock Par			Retained	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity	interest
Balance at September 30, 2018	1,914,168	$1,914	1,000,000	$1,000	1,621,719	$1,622	$31,496,671	$4,262,756	$(483,297)	$42,344,777	$-
Foreign currency translations	-	-	-	-	-	-	-	-	(857,552)	(857,552)
Share-based compensation	-	-	-	-	-	-	36,108	-	-	36,108
Stock issued in Subscription Rights Offering	-	-	-	-	25,126	25	138,669	-	-	138,694
Stock issued to pay notes payable	-	-	-	-	26,342	26	224,974	-	-	225,000
Dividends paid in Series 1 preferred shares	95,778	96	-	-	-	-	957,684	(957,780)	-	-
Net loss	-	-	-	-	-	-	-	(2,176,298)	-	(2,176,298)
Balance at December 31, 2018	2,009,946	$2,010	1,000,000	$1,000	1,673,187	$1,673	$32,854,106	$1,128,678	$(1,340,849)	$32,646,618	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
	2019	2018
Cash Flows from Operating Activities

Net loss	$(139,254)	$(2,176,298)
Net loss from discontinued operations	-	(181,254)
Net loss from continuing operations	(139,254)	(1,995,044)

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	674,353	640,215
Gain/(loss) on disposal of property & equipment	826	-
Amortization of right-of-use assets	162,713	-
Change in allowance for inventory obsolescence	(19,569)	-
Change in allowance for doubtful accounts	4,362	-
Share-based compensation	119,104	36,108
Interest expense paid in equity shares	30,252	-
Loss on equity interests	-	342,776
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	(196,737)	1,246,088
Accounts receivable - related party	(370,090)	167,220
Inventory	(46,168)	(1,439,893)
Prepaid expenses and other curent asstets	(226,112)	(414,116)
Other assets	(493,797)	(71,921)
Other liabilities	(43,959)	-
Accounts payable	(890,667)	2,079,745
Deposits from customers	2,388	277,577
Accrued expenses	327,612	351,524
Deferred revenue	263,982	6,042
Income taxes payable	(188)	397
Net cash provided/(used) by operating activities - continuing operations	(840,949)	1,226,718
Net cash provided by operating activities - discontinued operations	-	4,575,628
Net cash provided/(used) by operating activities	(840,949)	5,802,346

Cash Flows from Investing Activities
Purchase of property and equipment	(465,193)	(428,879)
Proceeds from sale of marketable securities	298,674	-
Net cash used by investing activities - continuing operations	(166,519)	(428,879)
Net cash used by investing activities - discontinued operations	-	(119,482)
Net cash used by investing activities	(166,519)	(548,361)

Cash Flows from Financing Activities
Proceeds from notes payable	2,990,000	-
Payments on notes payable	(109,520)	(143,882)
Payments on bank loans	(236,153)	(495,629)
Proceeds from securities purchase agreements	379,000	150,721
Expenses on securities purchase agreements	(18,950)	(12,027)
Revolving line of credit	(16,872)	(1,101,340)
Payments on lease liabilities	(205,492)	(5,595)
Net cash provided/(used) by financing activities - continuing operations	2,782,013	(1,607,752)
Net cash provided/(used) by financing activities - discontinued operations	-	(2,925,581)
Net cash provided/(used) by financing activities	2,782,013	(4,533,333)

Effect of currency translation	564,597	(857,552)
Net increase in cash	1,774,545	720,652
Cash beginning of period	2,858,085	2,315,935
Cash end of period	$5,197,227	$2,179,035

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$176,218	$166,547

Cash paid during the period for income taxes	$188	$140,618

Supplemental Schedule of Non-Cash Investing and Financing Activities
Payment of convertible notes in common stock	$-	$220,000
Stock issued to pay accounts payable	$27,583	$-
Stock issued to pay notes payable	$130,252	$-
Dividends paid in equity shares	$1,059,650	$915,080
Amortization of original issue discounts on notes payable	$133,833	$-

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

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2019, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. Accordingly, the Company has reported the results of the Electronics Manufacturing business as discontinued operations in the Consolidated Statements of Income and in the Consolidated Balance Sheets. These changes have been applied for all periods presented. During fiscal 2019, the Company also reached a strategic decision to exit the environmental products business which was part of Industrial Services group. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) and in the Condensed Consolidated Statements of Cash Flows.

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

The AT business segment also includes the Company’s majority owned subsidiary, Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based Video monitoring systems and facial recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices.

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

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2019 of Cemtrex Inc.

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

Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2019, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Recently Adopted Accounting Pronouncements

Adoption of ASU 2016-02 (Topic 842)

On October 1, 2019, the Company adopted ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. See Note 10 of these financial statements.

Recently Issued Accounting Standards

In August 2018, the FASB issued amended guidance, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statements, including the consideration of costs and benefits. The new standard is effective for the Company from October 1, 2020. The Company believes adoption will not have a material effect on the Company’s financial position.

In December 2019, the FASB issued amended guidance, Simplifying the Accounting for Income Taxes, to remove certain exceptions to the general principles from ASC 740 - Income Taxes, and to improve consistent application of U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company from October 1, 2021; early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

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

	For the three months ended
	December 31,
	2019	2018

Basic weighted average shares outstanding	4,086,609	1,638,776
Dilutive effect of options	-	-
Dilutive effect of convertible debt	-	-
Diluted weighted average shares outstanding	4,086,609	1,638,776

For the three months ended December 31, 2019 and 2018, 1,483,965 and 513,076 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

The following tables summarize the Company’s segment information:

	For the three months ended
	December 31,
	2019	2018
Revenues from external customers
Advanced Technologies	$7,225,233	$467,835
Industrial Services	4,994,850	5,249,754
Total revenues	$12,220,083	$5,717,589

Gross profit
Advanced Technologies	3,542,787	$275,470
Industrial Services	1,805,699	1,912,116
Total gross profit	$5,348,486	$2,187,586

Operating (loss) income
Advanced Technologies	$19,932	$(1,230,308)
Industrial Services	99,011	(296,184)
Total operating income/(loss)	$118,943	$(1,526,492)

Other income (expense)
Advanced Technologies	$(226,815)	$(391,564)
Industrial Services	(31,382)	(77,038)
Total other income (expense)	$(258,197)	$(468,602)

Depreciation and Amortization
Advanced Technologies	$384,226	$536,194
Industrial Services	290,127	104,021
Total depreciation and amortization	$674,353	$640,215

The Company generates revenue from product sales and services from its subsidiaries located in the United States, The United Kingdom, and India. Revenue information for the Company is as follows:

	December 31,	December 31,
Revenues	2019	2018
U.S. Operations	$11,293,075	$5,717,589
Non-U.S. Operations	927,008	-
	$12,220,083	$5,717,589

NOTE 5 – FAIR VALUE MEASUREMENTS

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

The Company’s fair value assets for the years ended December 31, 2019 and 2018 are as follows;

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 30,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets
Investment in trading securities
(included in short-term investments)	$114,056	$-	$-	$114,056

	$114,056	$-	$-	$114,056

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	December 30,
	(Level 1)	(Level 2)	(Level 3)	2018
Assets
Investment in trading securities
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,233,269 as of December 31, 2019. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $118,889 as of December 31, 2019 and September 30, 2019.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	December 31,	September 30,
	2019	2019
Accounts receivable	$7,261,772	$7,065,035
Allowance for doubtful accounts	(610,413)	(606,051)
	$6,651,359	$6,458,984

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	December 31,	September 30,
	2019	2019
Raw materials	$4,100,771	$4,917,700
Work in progress	1,040,499	543,857
Finished goods	4,050,265	3,683,810
	9,191,535	9,145,367

Less: Allowance for inventory obsolescence	(3,918,643)	(3,938,212)
Inventory –net of allowance for inventory obsolescence	$5,272,892	$5,207,155

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	September 30,
	2019	2019
Land	$-	$-
Building and leasehold improvements	1,233,732	1,233,733
Furniture and office equipment	617,855	614,569
Computers and software	5,147,574	5,166,922
Trade show display	89,330	89,330
Machinery and equipment	23,459,569	23,463,953
	30,548,060	30,568,507

Less: Accumulated depreciation	(13,981,494)	(13,791,955)
Property and equipment, net	$16,566,566	$16,776,552

Depreciation expense for the three months ended December 31, 2019 and 2018 were $674,353 and $640,215, respectively.

NOTE 10 – LEASES

ASC 842, “Leases”, requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at either the effective date (the “effective date method”) or the beginning of the earliest period presented (the “comparative method”) using a modified retrospective approach. Under the effective date method, the Company’s comparative period reporting is unchanged. In contrast, under the comparative method, the Company’s date of initial application is the beginning of the earliest comparative period presented, and the Topic 842 transition guidance is then applied to all comparative periods presented. Further, under either transition method, the standard includes certain practical expedients intended to ease the burden of adoption. The Company adopted ASC 842 October 1, 2019 using the effective date method and elected certain practical expedients allowing the Company not to reassess:

●	whether expired or existing contracts contain leases under the new definition of a lease;
●	lease classification for expired or existing leases; and
●	whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company entered into a financing lease for a single vehicle in the Industrial services segment with a term of 3 years. The Company enters into operating leases for its facilities in New York, United Kingdom, and India, as well as for vehicles for use in our Industrial Services segment. The operating lease terms range from 2 to 5 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its right-of-use assets and lease liabilities.

Finance and operating lease liabilities consist of the following:

	December 31,	September 30,
	2019	2019
Lease liabilities - current
Finance leases	$22,452	$22,452
Operating leases	454,356	-
	476,808	22,452

Lease liabilities - net of current portion
Finance leases	$14,532	$20,061
Operating leases	650,939	-
	$665,471	$20,061

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at December 31, 2019 is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
Remainder of 2020	$17,808	$342,498	$360,306
2021	19,787	385,573	405,360
2022	-	269,311	269,311
2023	-	158,957	158,957
2024	-	32,265	32,265
Undiscounted lease payments	37,595	1,188,604	1,226,199
Amount representing interest	(611)	(83,309)	(83,920)
Discounted lease payments	$36,984	$1,105,295	$1,142,279

Additional disclosures of lease data are set forth below:

Three months ended
December 31, 2019
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	5,728
Interest on lease liabilities	208

Operating lease costs:	156,777
Total lease cost	162,713

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	5,936
Finance leases	199,290
205,226

Weighted-average remaining lease term - finance leases (months)	19
Weighted-average remaining lease term - operating leases (months)	36

Weighted-average discount rate - finance leases	6.95%
Weighted-average discount rate - operating leases	6.57%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2019, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $23,809, other current assets of $2,202,568. On September 30, 2019, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $530,447, and other current assets of $1,469,818.

NOTE 12 - OTHER ASSETS

As of December 31, 2019, the Company had other assets of $991,654 which was comprised of rent security of $140,246, and other assets of $851,618. As of September 30, 2019, the Company had other assets of $497,857 which was comprised of rent security of $140,246, other assets of $357,611.

NOTE 13 – SHORT-TERM LIABILITIES

The Company’s subsidiaries have revolving lines of credit with various banks in order to fund operations. As of December 31, 2019, the balance of these accounts were $408,940.

On September 21, 2018, the Company’s subsidiary, Vicon Industries, entered into a $5,600,000 Term Loan Agreement with NIL Funding Corporation. This note carries interest of 8.95% and has a maturity date of March 30, 2020. As of December 31, 2019, $5,425,000 of this note remains outstanding.

As of December 31, 2019, there were $3,766,391 in current portion of long-term liabilities.

NOTE 14 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s CFO, is President, for total consideration of $550,000. As of December 31, 2019, and December 31, 2019, there was $597,109 and $227,019 in receivables due from Ducon Technologies, Inc., respectively.

NOTE 15 – LONG-TERM LIABILITIES

Notes payable

On October 25, 2019, the Company, issued a note payable to an independent third-party in the amount of $1,725,000. This note carries interest of 8% and matures on April 25, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash.

On December 23, 2019, the Company, issued a note payable to an independent third-party in the amount of $1,725,000. This note carries interest of 8% and matures on June 23, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash.

Long-term lease liabilities

On October 1, 2019, the Company adopted ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. As of December 31, 2019, the Company has lease liabilities of $1,225,588 of which $476,808 is classified as short-term. The Company has calculated that at September 30, 2019 it would have had an additional $1,351,317 with $289,235 classified as short-term.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of December 31, 2019, and September 30, 2019, there were 3,316,683 and 3,110,718 shares issued and outstanding, respectively.

Series 1 Preferred Stock

For the three months ended December 31, 2019, 105,965 shares of Series 1 Preferred Stock were issued to pay $1,059,650 worth of dividends to holders of Series 1 Preferred Stock.

As of December 31, 2019, and September 30, 2019, there were 2,216,683 and 2,110,718 shares of Series 1 Preferred Stock issued and outstanding, respectively.

Series A Preferred stock

During the three-month period ended December 31, 2019, the Company did not issue any Series A Preferred Stock.

As of December 31, 2019, and September 30, 2019, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

For the three months ended December 31, 2019, 100,000 shares of Series C Preferred Stock were issued to Aron Govil, Executive Director and CFO of the Company as part of his employment agreement. In order to determine the fair market value of these shares the Company used the closing price of its Series 1 preferred stock of $0.95 on October 3, 2019.

As of December 31, 2019, there were 100,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of December 31, 2019, there were 4,424,583 shares issued and outstanding and at September 30, 2019, there were 3,962,790 shares issued and outstanding.

During the three months ended December 31, 2019, 105,142 shares of the Company’s common stock have been issued to satisfy $100,000 of a note payable and $30,252 interest, 338,393 shares were issued in a Securities Subscription Agreement (See below), 18,358 shares were issued to satisfy $27,583 of accounts payable.

During the three months ended December 31, 2019, the Company issued an aggregate of 123,400 shares of common stock in exchange for aggregate consideration of $157,835, which was used for working capital.

Subscription Rights Offering

On December 4, 2019, the “Company entered into a Subscription Agreement relating to the public offering of 338,393 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company (the “Offering”) to an accredited investor. The Offering price of the Shares was $1.12 per share for gross proceeds of $379,000. After deducting offering expenses of $18,950 the Company received $360,050 in net proceeds.

NOTE 17 – SHARE-BASED COMPENSATION

For the three months ended December 31, 2019 and 2018, the Company recognized $119,104 and $36,108 of share-based compensation expense on its outstanding options, respectively. As of December 31, 2019, $400,838 of unrecognized share-based compensation expense is expected to be recognized over a period of four years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a lease of 2,500 square feet of office space at a rate of $13,000 per month that expires June 30, 2020. The Company has recognized $39,000 of lease expense for this lease, for the three months ended December 31, 2019.

The Company’s IS segment leases (i) approximately 25,000 square feet of warehouse space in Manchester, PA from a third party in a seven year lease at a monthly rent of $7,300, this lease terminated on January 29, 2020, upon the purchase of this property (SEE NOTE 20), the Company has recognized $21.900 of lease expense for this lease, for the three months ended December 31, 2019, (ii) approximately 43,000 square feet of office and warehouse space in York, PA from a third party in a seven-year lease at a monthly rent of $21,825 this lease terminated on January 29, 2020, upon the purchase of this property (SEE NOTE 20), the Company has recognized $65,475 of lease expense for this lease, for the three months ended December 31, 2019. Additionally, the Company’s IS segment leases various vehicles with monthly lease payments ranging from $84 to $1,979 that terminate during 2019 through 2023. The Company has recognized $67,002 of lease expense for these leases for the three months ended December 31, 2019.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, the Company has recognized $19,359 of lease expense for this lease, for the three months ended December 31, 2019, (ii) approximately 27,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a five-year lease at a monthly rent of $25,480 expiring on April 30, 2020, the Company has recognized $76,440 of lease expense for this lease, for the three months ended December 31, 2019, and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026, the Company has recognized $21,988 of lease expense for this lease for the three months ended December 31, 2019.

NOTE 19 – DISCONTINUED OPERATIONS

During fiscal 2019, the Company reached a strategic decision to exit the environmental products business, which was part of Industrial Services group. Additionally, the Company sold its Electronics Manufacturing segment. Accordingly, the Company has reported the results of the environmental control products business and the Electronics Manufacturing segment as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets.

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the ROB Cemtrex Companies and the environmental products business which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018, are as follows:

	Three months ended December 31,
	2019	2018

Total net sales	$-	$11,566,955
Cost of sales	-	6,759,419
Operating, selling, general and administrative expenses	-	4,905,613
Other expenses	-	16,278
Income (loss) from discontinued operations	-	(114,355)
Loss on sale of discontinued operations	-	-
Income tax provision	-	66,899
Discontinued operations, net of tax	-	(181,254)

NOTE 20 - SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

Subscription Agreement

On January 23, 2020, the Company entered into a Subscription Agreement relating to the public offering of 500,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company (the “Offering”) to an accredited investor. The Offering price of the Shares was $1.50 per share. After offering expenses and a 5% commission paid to the Company’s placement agent, the Company received net proceeds of approximately $705,000 from the Offering.

Purchase of Properties

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on The Company’s other loans from Fulton Bank.

Purchase of Series 1 Preferred Shares.

During January and February of 2020, the Company purchased 129,223 shares of its Series 1 Preferred Stock on the open market at an average price per share of $1.103, for an aggregate cost of approximately $142,592. The Company intends to retire these shares.

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

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2019, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. Accordingly, the Company has reported the results of the Electronics Manufacturing business as discontinued operations in the Consolidated Statements of Income and in the Consolidated Balance Sheets. These changes have been applied for all periods presented. During fiscal 2019, the Company also reached a strategic decision to exit the environmental products business which was part of Industrial Services group. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) and in the Condensed Consolidated Statements of Cash Flows.

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

The AT business segment also includes the Company’s majority owned subsidiary, Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based Video monitoring systems and facial recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices.

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

Certain of our accounting policies are deemed “significant”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2019.

Results of Operations - For the three months ending December 31, 2019 and 2018

Total revenue for the three months ended December 31, 2019 and 2018 was $12,220,083 and $5,717,589, respectively, an increase of $6,502,494, or 114%. Loss from continuing operations for the three months ended December 31, 2019 and 2018 was $139,254 and $1,995,094, respectively, a decrease of $1,855,790, or 93%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to the consolidation of Vicon Industries, Inc. and sales and other increases in the Advanced Technology Segment. Loss from continuing operations decreased due to reorganization and cost saving measures enacted by management in the last fiscal year.

Revenues

Our Advanced Technologies segment revenues for the three months ended December 31, 2019, increased by $6,757,398 or 1,444% to $7,225,233 from $467,835 for the three months ended December 31, 2018. This increase represents mainly the consolidation of Vicon Industries, Inc.

Our Industrial Services segment revenues for the three months ended December 31, 2019, decreased by $254,904 or 5%, to $4,994,850 from $5,249,754 for the three months ended December 31, 2018. The decrease was primarily due to the timing and recognition of revenue.

Gross Profit

Gross Profit for the three months ended December 31, 2019 was $5,348,486 or 44% of revenues as compared to gross profit of $2,187,586 or 38% of revenues for the three months ended December 31, 2018. Gross profit increased in the three months ended December 31, 2019, compared to the three months ended December 31, 2018 due to a shift by management in the last fiscal year to focus on products with higher gross margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2019 increased $1,518,396 or 46% to $4,852,957 from $3,334,561 for the three months ended December 31, 2018. General and administrative expenses as a percentage of revenue was 40% and 58% of revenues for the three-month periods ended December 31, 2019 and 2018. The increases in General and Administrative Expenses in dollars is the result of the Consolidation of Vicon Industries, Inc. The decrease in General and Administrative Expenses as a percentage of revenue is the result of reduction in overhead expenses.

Research and Development Expenses

Research and Development expenses for the three months ended December 31, 2019 was $376,586 compared to $379,517 for the three months ended December 31, 2018. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and video surveillance software.

Other Income/(Expense)

Other income/(expense) for the first quarter of fiscal 2020 was $(258,197) as compared to $(468,602) for the first quarter of fiscal 2019. Other income/(Expense) for the three months ended December 31, 2019 was primarily due to interest expense offset by one-time other income generated by the settlement of certain accounts payable.

Provision for Income Taxes

During the first quarter of fiscal 2012 no income tax benefit or provision was recorded compared to a benefit of $50 for the first quarter of fiscal 2019. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive income/loss

The Company had a comprehensive loss of $829,218 or 7% of revenues, for the three-month period ended December 31, 2019 as compared to a comprehensive loss of $3,991,630 or 70% of revenues, for the three months ended December 31, 2018. Comprehensive loss decreased in the first quarter as compared to comprehensive loss in the same period last year, as a result of reduction of general and administrative expenses.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $3,495,438 at December 31, 2019 compared to $3,240,348 at September 30, 2019. This includes cash and equivalents and restricted cash of $5,197,227 at December 31, 2019 and $2,858,085 at September 30, 2019, respectively. The increase in working capital was primarily due to the increase in the Company’s current assets of $2,894,782 offset by an increase in the Company’s current liabilities of $2,639,692.

Accounts receivable increased $192,375 or 3% to $6,651,359 at December 31, 2019 from $6,458,984 at September 30, 2019. The increase in accounts receivable is attributable to higher sales in the first quarter of fiscal year 2020 as compared to the fourth quarter of fiscal year 2019.

Inventories increased $65,737 or 1% to $5,272,892 at December 31, 2019 from $5,207,155 at September 30, 2019. The increase inventories is attributable to the purchase of inventories to fulfill sales bookings not shipped in the first quarter.

Operating activities used $840,949 of cash for the three months ended December 31, 2019 compared to providing $1,226,718 of cash for the nine months ended December 31, 2018. The decrease in operating cash flows was primarily due to the increase in operating assets, as compared to the same period a year ago. Discontinued operations for the three months ended December 31, 2018 provided cash of $4,575,628.

Investment activities used $166,519 of cash for the three months ended December 31, 2019 compared to using cash of $428,879 during the three-month period ended December 31, 2018. Investing activities for the first quarter of fiscal year 2020 were driven by the Company’s investment in fixed assets offset by proceeds from the sale of marketable securities. Discontinued operations for the three months ended December 31, 2018 used cash of $119,482.

Financing activities provided $2,782,103 of cash in the three-month period ended December 31, 2019 as compared to using cash of $1,607,752 in the three-month period ended December 31, 2018. Financing activities were primarily driven by proceeds from notes payable and proceeds from securities purchase agreements offset by payments on bank loans, notes payable, expenses of notes payable and equity offerings, and use of the Company’s revolving credit lines. Discontinued operations for the three months ended December 31, 2018 used cash of $2,925,581.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on their evaluation, our management has concluded that as of December 31, 2019 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

Changes in Internal Control Over Financial Reporting

While there was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, the Company is taking steps to improve its internal controls by obtaining additional accounting personnel.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Part II Other Information

Item 1. Legal Proceedings.

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2019, the Company issued an aggregate of 123,400 shares of common stock in exchange for aggregate consideration of $157,835, which was used for working capital. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (5)
3.1	Certificate of Incorporation of the company.(1)
3.2	By Laws of the company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Designations of Series B Redeemable Convertible Preferred Stock..(14)
3.12	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.13	Certificate of Designation for Series C Preferred Stock, dated October 7, 2019 (8)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Employment Agreement, dated October 3, 2019 (8)
10.2	Placement Agent Agreement by and between Intercostal Capital, dated July 1, 2019 and Cemtrex, Inc., (13)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

(1) Incorporated by reference from Form 10-12G filed on May 22, 2008.

(2) Incorporated by reference from Form 8-K filed on September 10, 2009.

(3) Incorporated by reference from Form 8-K filed on August 22, 2016.

(4) Incorporated by reference from Form 8-K filed on July 1, 2016.

(5) Incorporated by reference from Form 8-K/A filed on September 26, 2016.

(6) Incorporated by reference from Form 8-K filed on June 12, 2019.

(7) Intentionally omitted

(8) Incorporated by reference from Form 8-K filed on October 8, 2019

(9) Intentionally omitted

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

Cemtrex, Inc.

Dated: February 19, 2020	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: February 19, 2020		/s/ Aron Govil
Aron Govil
Chief Financial Officer and Principal Financial Officer

