Form 10-Q
period 2020-03-31
CEMTREX INC
filed 2020-05-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 11, 2020, the issuer had 9,807,410 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2020 and September 30, 2019 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended March 31, 2020 and March 31, 2019 (Unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2020 (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2019 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flow for the six months ended March 31, 2020 and March 31, 2019 (Unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

SIGNATURES		26

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2020	2019
Assets
Current assets
Cash and equivalents	$2,809,591	$1,769,994
Restricted cash	1,254,353	1,088,091
Short-term investments	14,439	412,730
Accounts receivables, net	6,527,413	6,458,984
Accounts receivables - related party	227,109	227,019
Notes receivable - short-term	1,713,371	1,713,371
Inventory –net of allowance for inventory obsolescence	5,646,435	5,207,155
Prepaid expenses and other assets	1,979,774	2,000,265
Total current assets	20,172,485	18,877,609

Property and equipment, net	19,688,546	16,776,552
Right-of-use assets	1,023,234	-
Goodwill	4,370,894	4,370,894
Notes receivable - long-term	1,586,918	1,586,918
Deferred tax asset	2,098,711	2,282,867
Other	1,332,418	497,857
Total Assets	$50,273,206	$44,392,697

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$3,183,746	$4,236,945
Short-term liabilities	5,160,060	6,817,534
Lease liabilities - short-term	317,004	22,718
Deposits from customers	42,240	33,074
Accrued expenses	2,589,424	2,673,646
Deferred revenue	1,717,590	1,433,803
Accrued income taxes	337,848	419,541
Total current liabilities	13,347,912	15,637,261

Long-term liabilities
Loans payable to bank, net of current portion	2,086,158	2,240,526
Long-term lease liabilities, net of current portion	737,629	20,061
Notes payable, net of current portion	5,086,255	2,817,661
Mortgage payable, net of current portion	2,380,781	-
Other long-term liabilities	1,131,428	1,221,549
Series 1 preferred stock dividends payable	1,026,900	-
Deferred Revenue - long-term	432,920	489,535
Total long-term liabilities	12,882,071	6,789,332

Total liabilities	26,229,983	22,426,593

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,
Series 1, 4,000,000 shares authorized, 2,216,683 shares issued and outstanding as of March 31, 2020 and 2,110,718 shares issued and outstanding as of September 30, 2019 (liquidation value of $10 per share)	2,217	2,111
Series A, 1,000,000 shares authorized, issued and outstanding at March 31, 2020 and September 30, 2019	1,000	1,000
Series C, 100,000 shares authorized, issued and outstanding at March 31, 2020	100	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 7,939,628 shares issued and outstanding at March 31, 2020 and 3,962,790 shares issued and outstanding at September 30, 2019	7,940	3,963
Additional paid-in capital	46,895,763	40,344,837
Accumulated deficit	(24,357,704)	(20,067,685)
Treasury stock at cost	(190,483)	-
Accumulated other comprehensive income (loss)	638,627	796,004
Cemtrex stockholders’ equity	22,997,460	21,080,230
Non-controlling interest	1,045,763	885,874
Total liabilities and stockholders’ equity	$50,273,206	$44,392,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Revenues	$12,113,847	$11,725,407	$24,333,930	$17,442,996
Cost of revenues	6,767,743	6,918,609	13,639,340	10,448,612
Gross profit	5,346,104	4,806,798	10,694,590	6,994,384

Operating expenses
General and administrative	5,728,274	7,084,194	10,581,231	10,308,626
Research and development	404,933	471,611	781,519	851,128
Total operating expenses	6,133,207	7,555,805	11,362,750	11,159,754
Operating loss	(787,103)	(2,749,007)	(668,160)	(4,165,370)

Other income (expense)
Other Income (expense)	447,792	5,990	672,117	(4,570)
Loss on equity interests	-	-	-	(342,776)
Interest expense	(1,348,298)	(516,746)	(1,830,820)	(632,012)
Total other expense, net	(900,506)	(510,756)	(1,158,703)	(979,358)

Net loss before income taxes	(1,687,609)	(3,259,763)	(1,826,863)	(5,144,728)
Income tax benefit/(expense)	(189,543)	1,173,461	(189,543)	1,173,509
Loss from continuing operations	(1,877,152)	(2,086,302)	(2,016,406)	(3,971,219)

Loss from discontinued operations, net of tax	-	(253,720)	-	(545,103)

Net loss	(1,877,152)	(2,340,022)	(2,016,406)	(4,516,322)

Less noncontrolling interest	(7,848)	(356,155)	187,063	(356,155)
Net loss	(1,869,304)	$(1,983,867)	$(2,203,469)	$(4,160,167)
Preferred dividends	1,026,900	-	2,086,550	957,780
Net loss available to Cemtrex, Inc. shareholders	$(2,896,204)	$(1,983,867)	$(4,290,019)	$(5,117,947)

Other comprehensive loss
Foreign currency translation loss	(740,403)	(171,208)	(157,377)	(1,028,760)
Other comprehensive income attribitable to noncontrolling interest	(8,745)	-	(27,174)	-
Comprehensive loss	$(749,148)	$(171,208)	$(184,551)	$(1,028,760)

Comprehensive loss	$(3,645,352)	$(2,155,075)	$(4,474,570)	$(6,146,707)

Loss Per Share-Basic
Continuing Operations	(0.46)	(1.12)	(0.81)	(2.68)
Discontinued Operations	-	(0.14)	-	(0.32)
Loss Per Share-Diluted
Continuing Operations	$(0.46)	$(1.12)	$(0.81)	$(2.68)
Discontinued Operations	$-	$(0.14)	$-	$(0.32)

Weighted Average Number of Shares-Basic	6,250,761	1,774,636	5,292,167	1,705,770
Weighted Average Number of Shares-Diluted	6,250,761	1,774,636	5,292,167	1,705,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Par Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$40,344,837	$(20,067,685)	$-	$796,004	$21,080,230	$885,874
Comprehensive income												564,597	564,597
Share-based compensation					100,000	100			119,004				119,104
Shares issued to pay accounts payable							18,358	18	27,565				27,583
Shares sold in Securities Purchase Agreements							338,393	338	359,712				360,050
Stock issued to pay notes payable							105,042	105	130,147				130,252
Dividends paid in Series 1 preferred shares	105,965	106							1,059,544	(1,059,650)			-
Noncontrolling interest												18,429	18,429	176,482
Net loss										(334,165)			(334,165)
Balance at December 31, 2019	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	4,424,583	$4,424	$42,040,809	$(21,461,500)	$-	$1,379,030	$21,966,080	$1,062,356
Comprehensive income												(749,148)	(749,148)
Share-based compensation									24,104				24,104
Shares sold in Securities Purchase Agreements							847,000	847	1,160,253				1,161,100
Stock issued to pay notes payable							2,518,045	2,519	3,499,747				3,502,266
Accrued dividends										(1,026,900)			(1,026,900)
Shares issued for services							150,000	150	170,850				171,000
Purchase of treasury stock											(190,483)		(190,483)
Noncontrolling interest												8,745	8,745	(16,593)
Net loss										(1,869,304)			(1,869,304)
Balance at March 31, 2020	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	7,939,628	$7,940	$46,895,763	$(24,357,704)	$(190,483)	$638,627	$22,997,460	$1,045,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock			Retained	Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.01		Additional	Earnings	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity	interest
Balance at September 30, 2018	1,914,168	$1,914	1,000,000	$1,000	1,621,719	$1,622	$31,496,671	$4,262,756	$(483,297)	$42,344,777	$-
Foreign currency translations	-	-	-	-	-	-	-	-	(857,552)	(857,552)
Share-based compensation	-	-	-	-	-	-	36,108	-	-	36,108
Stock issued in Subscription Rights Offering	-	-	-	-	25,126	25	138,669	-	-	138,694
Stock issued to pay notes payable	-	-	-	-	26,342	26	224,974	-	-	225,000
Dividends paid in Series 1 preferred shares	95,778	96	-	-	-	-	957,684	(957,780)	-	-
Net loss	-	-	-	-	-	-	-	(2,176,298)	-	(2,176,298)
Balance at December 31, 2018	2,009,946	$2,010	1,000,000	$1,000	1,673,187	$1,673	$32,854,106	$1,128,678	$(1,340,849)	$32,646,618	$-
Foreign currency translations					-				(171,208)	(171,208)
Share-based compensation					-		36,108			36,108
Stock issued to pay notes payable					117,772	118	713,772			713,890
Shares issued in trust for ATM Offering					62,500	63	(63)			-
Shares sold in ATM Offering					-		203,679			203,679
Shares sold in Securities Purchase Agreement					2,500	3	129,508			129,511
Net loss					-			(1,983,867)		(1,983,867)
Balance at March 31, 2019	2,009,946	$2,010	1,000,000	$1,000	1,855,959	$1,857	$33,937,110	$(855,189)	$(1,512,057)	$31,574,731	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
	2020	2019
Cash Flows from Operating Activities

Net loss	$(2,016,406)	$(4,516,322)
Net loss from discontinued operations	-	(545,103)
Net loss from continuing operations	(2,016,406)	(3,971,219)

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	1,427,718	2,470,169
Gain/(loss) on disposal of property & equipment	311	-
Amortization of right-of-use assets	281,758	-
Change in allowance for inventory obsolescence	(19,569)	-
Change in allowance for doubtful accounts	(6,416)	-
Share-based compensation	143,208	72,216
Interest expense paid in equity shares	1,004,518	163,890
Income tax benefit	-	-
Consolidation of equity interest	-	1,356,495
Loss on equity interests	-	342,776
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	(62,013)	1,855,606
Accounts receivable - related party	(90)	215,220
Inventory	(419,711)	(1,393,477)
Prepaid expenses and other curent asstets	20,491	(585,445)
Other assets	(834,561)	(1,186,589)
Other liabilities	(90,121)	9,343
Accounts payable	(854,616)	793,113
Deposits from customers	9,166	93,047
Accrued expenses	171,505	509,276
Deferred revenue	227,172	(287,021)
Income taxes payable	102,463	(165,794)
Net cash provided/(used) by operating activities - continuing operations	(915,193)	291,606
Net cash provided by operating activities - discontinued operations	-	2,391,479
Net cash provided/(used) by operating activities	(915,193)	2,683,085

Cash Flows from Investing Activities
Net change in self-insured benefit deposits	166,262	(113,510)
Purchase of property and equipment	(4,340,023)	(746,056)
Proceeds from sale of marketable securities	398,291	-
Purchases of treasury stock	(190,483)	-
Net cash used by investing activities - continuing operations	(3,965,953)	(859,566)
Net cash used by investing activities - discontinued operations	-	(119,482)
Net cash used by investing activities	(3,965,953)	(979,048)

Cash Flows from Financing Activities
Proceeds from notes payable	2,990,000	-
Payments on notes payable	(676,640)	(214,560)
Proceeds on bank loans	2,476,000	-
Payments on bank loans	(133,414)	(615,858)
Proceeds from securities purchase agreements	1,580,100	-
Expenses on securities purchase agreements	(58,950)	-
Proceeds from at-the-market offerings	-	360,695
Expenses on at-the-market offerings	-	(18,323)
Proceeds from the issuance of Series B Preferred Stock	-	500,000
Expenses from the issuance of Series B Preferred Stock	-	(25,000)
Revolving line of credit	387,598	1,387,344
Payments on lease liabilities	(293,138)	(11,246)
Net cash provided by financing activities - continuing operations	6,271,556	1,363,052
Net cash used by financing activities - discontinued operations	-	(1,417,926)
Net cash provided/(used) by financing activities	6,271,556	(54,874)

Effect of currency translation	(184,551)	(1,028,760)
Net increase in cash, cash equivalents, and restricted cash	1,390,410	1,649,163
Cash, cash equivalents, and restricted cash at beginning of period	2,858,085	2,315,935
Cash, cash equivalents, and restricted cash at end of period	$4,063,944	$2,936,338

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$2,809,591	$1,707,685
Restricted cash	1,254,353	1,228,653
Total cash, cash equivalents, and restricted cash	$4,063,944	$2,936,338

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$342,268	$611,444

Cash paid during the period for income taxes	$188	$31,951

Supplemental Schedule of Non-Cash Investing and Financing Activities
Stock issued to pay for products and/or services	$198,583	$-
Stock issued to pay notes payable	$3,632,518	$775,000
Dividends paid in equity shares	$1,059,650	$957,780
Amortization of original issue discounts on notes payable	$317,667	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal research & development from a small environmental monitoring instruments company into a world leading multi-industry technology company. The Company now specializes in the development of Internet of Things (IoT), Artificial Intelligence (AI) and Virtual Reality (VR) enabled technologies that drive innovation in a wide range of sectors, including consumer products, industrial manufacturing, digital applications, and intelligent security & surveillance systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2019, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. During fiscal 2019, the Company also reached a strategic decision to exit its original environmental products business and sold those operations.

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS)

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the Internet of Things (IoT), Wearables and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, Company delivers Virtual Reality (VR) and Augmented Reality (AR) products that provide higher productivity, progressive design and impactful experiences for consumer products, digital applications and industrial manufacturing.

The AT business segment also includes the Company’s majority owned subsidiary, Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based Video monitoring systems and facial recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides cutting edge, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI).

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

Recently Adopted Accounting Pronouncements

Adoption of ASU 2016-02 (Topic 842)

On October 1, 2019, the Company adopted ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors may use the effective date method and elected certain practical expedients allowing the Company not to reassess:

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

See Note 10 for the impact implementing this standard had on our financial statements.

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

	For the three months ended		For the six months ended
	March 31,		March 31,
	2020	2019	2020	2019

Basic weighted average shares outstanding	6,250,761	1,774,636	5,292,167	1,705,770
Dilutive effect of options	-	-	-	-
Dilutive effect of convertible debt	-	-	-	-
Diluted weighted average shares outstanding	6,250,761	1,774,636	5,292,167	1,705,770

For the three and six months ended March 31, 2020 and 2019, 1,483,965 and 538,076 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

The following tables summarize the Company’s segment information:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues from external customers
Advanced Technologies	6,186,400	6,927,778	$13,411,633	$7,395,613
Industrial Services	5,927,447	4,797,629	10,922,297	10,047,383
Total revenues	12,113,847	11,725,407	$24,333,930	$17,442,996

Gross profit
Advanced Technologies	3,331,799	3,028,005	6,874,586	$3,303,475
Industrial Services	2,014,305	1,778,793	3,820,004	3,690,909
Total gross profit	5,346,104	4,806,798	$10,694,590	$6,994,384

Operating (loss) income
Advanced Technologies	(901,017)	(2,437,421)	$(640,025)	$(3,667,729)
Industrial Services	113,914	(311,586)	(28,135)	(497,641)
Total operating income/(loss)	(787,103)	(2,749,007)	$(668,160)	$(4,165,370)

Other income (expense)
Advanced Technologies	(850,329)	18	$(1,072,396)	$(391,564)
Industrial Services	(50,177)	(510,774)	(86,307)	(587,794)
Total other income (expense)	(900,506)	(510,756)	$(1,158,703)	$(979,358)

Depreciation and Amortization
Advanced Technologies	381,841	-	$766,067	$536,194
Industrial Services	371,524	473,029	661,651	104,021
Total depreciation and amortization	753,365	473,029	$1,427,718	$640,215

The Company generates revenue from product sales and services from its subsidiaries located in the United States, The United Kingdom, and India. Revenue information for the Company is as follows:

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
Revenues	2020	2019	2020	2019
U.S. Operations	$11,972,359	$11,458,836	$24,123,410	$17,176,425
Non-U.S. Operations	141,488	266,571	210,520	266,571
	$12,113,847	$11,725,407	$24,333,930	$17,442,996

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

The Company’s fair value assets at March 31, 2020 and 2019 are as follows;

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets
Investment in trading securities
(included in short-term investments)	$14,439	$-	$-	$14,439

	$14,439	$-	$-	$14,439

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets
Investment in trading securities
(included in short-term investments)	$-	$-	$-	$-

	$-	$-	$-	$-

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,254,353 as of March 31, 2020. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $123,127 and $118,889 as of March 31, 2020 and September 30, 2019, respectively.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	March 31,	September 30,
	2020	2019
Accounts receivable	$7,127,048	$7,065,035
Allowance for doubtful accounts	(599,635)	(606,051)
	$6,527,413	$6,458,984

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	March 31,	September 30,
	2020	2019
Raw materials	$3,970,103	$4,917,700
Work in progress	918,604	543,857
Finished goods	4,676,371	3,683,810
	9,565,078	9,145,367

Less: Allowance for inventory obsolescence	(3,918,643)	(3,938,212)
Inventory –net of allowance for inventory obsolescence	$5,646,435	$5,207,155

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2020	2019
Land	$790,373	$-
Building and leasehold improvements	3,860,019	1,233,733
Furniture and office equipment	604,542	614,569
Computers and software	4,911,334	5,166,922
Trade show display	89,330	89,330
Machinery and equipment	24,093,211	23,463,953
	34,348,809	30,568,507

Less: Accumulated depreciation	(14,660,263)	(13,791,955)
Property and equipment, net	$19,688,546	$16,776,552

Depreciation expense for the three months ended March 31, 2020 and 2019 were $753,365 and $1,829,924, respectively. Depreciation expense for the six months ended March 31, 2020 and 2019 were $1,427,718 and $2,470,169, respectively.

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

Finance and operating lease liabilities consist of the following:

	March 31,	September 30,
	2020	2019
Lease liabilities - current
Finance leases	$22,452	$22,452
Operating leases	294,552	-
	317,004	22,452

Lease liabilities - net of current portion
Finance leases	$9,207	$20,061
Operating leases	728,422	-
	$737,629	$20,061

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at March 31, 2020 is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
Remainder of 2020	$11,872	$243,334	$255,206
2021	19,970	409,446	429,416
2022	-	274,682	274,682
2023	-	157,338	157,338
2024	-	34,385	34,385
Undiscounted lease payments	31,842	1,119,185	1,151,027
Amount representing interest	(183)	(96,211)	(96,394)
Discounted lease payments	$31,659	$1,022,974	$1,054,633

Additional disclosures of lease data are set forth below:

Six months ended
March 31, 2020
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	11,456
Interest on lease liabilities	416

Operating lease costs:	156,777
Total lease cost	168,649

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	11,872
Finance leases	398,580
410,452

Weighted-average remaining lease term - finance leases (months)	16
Weighted-average remaining lease term - operating leases (months)	28

Weighted-average discount rate - finance leases	6.95%
Weighted-average discount rate - operating leases	6.57%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2020, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $31,033, other current assets of $1,948,741. On September 30, 2019, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $530,447, and other current assets of $1,469,818.

NOTE 12 - OTHER ASSETS

As of March 31, 2020, the Company had other assets of $1,332,418 which was comprised of rent security of $137,530, and other assets of $1,194,888. As of September 30, 2019, the Company had other assets of $497,857 which was comprised of rent security of $140,246 and other assets of $357,611.

NOTE 13 – SHORT-TERM LIABILITIES

The Company’s subsidiaries have revolving lines of credit with various banks in order to fund operations. As of March 31, 2020, the balance of these accounts was $813,410.

As of March 31, 2020, there were $4,346,650 in current portion of long-term liabilities.

NOTE 14 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s CFO, is President, for total consideration of $550,000. As of March 31, 2020, there were $227,109 due from Ducon and as of March 31, 2019, there were no payables or receivables due to or from Ducon.

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

On March 3, 2020, Vicon, a subsidiary of the Company amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL, additionally, another $500,000 is to be paid in one year. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2022. This note carries loan covenants which the Company is in compliance with as of March 31, 2020

Long-term lease liabilities

On October 1, 2019, the Company adopted ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. As of March 31, 2020, the Company has lease liabilities of $1,054,633 of which $317,004 is classified as short-term. The Company has calculated that at September 30, 2019 it would have had an additional $1,351,317 with $289,235 classified as short-term.

Mortgage Payable

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

Series 1 preferred stock dividends payable

On March 20, 2020, the Company had announced that it would pay its semiannual dividend to the holders of record on close of business on March 31, 2020 of Series 1 Preferred Stock by April 6, 2020. In light of the COVID-19 lock down announced by the state government, the Company on March 26, 2020, decided to postpone the payment of this dividend for 90 days. The Company intends to pay these dividends with shares of Series 1 Preferred Stock and had thus accrued the dividend.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of March 31, 2020, and September 30, 2019, there were 3,316,683 and 3,110,718 shares issued and outstanding, respectively.

Series 1 Preferred Stock

On March 30, 2020, the Company amended the Certificate of Designation (the “Amended Certificate of Designation”) for our Series 1 Preferred Stock (the “Series 1 Stock”). The Amended Certificate of Designation increased the number of authorized preferred shares under the designation for our Series 1 Preferred Stock from 3,000,000 shares to 4,000,000 shares.

For the six months ended March 31, 2020, 105,965 shares of Series 1 Preferred Stock were issued to pay $1,059,650 worth of dividends to holders of Series 1 Preferred Stock.

During the six months ended March 31, 2020, the Company purchased 162,888 shares of its Series 1 Preferred Stock on the open market at an average price per share of $1.17, for an aggregate cost of approximately $190,483, as part of its ongoing share repurchase program announced earlier. The Company intends to retire these shares.

As of March 31, 2020, and September 30, 2019, there were 2,216,683 and 2,110,718 shares of Series 1 Preferred Stock issued and outstanding, respectively.

Series A Preferred stock

During the six-month period ended March 31, 2020, the Company did not issue any Series A Preferred Stock.

As of March 31, 2020, and September 30, 2019, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

For the six months ended March 31, 2020, 100,000 shares of Series C Preferred Stock were issued to Aron Govil, Executive Director and CFO of the Company as part of his employment agreement. In order to determine the fair market value of these shares the Company used the closing price of its Series 1 preferred stock of $0.95 on October 3, 2019.

As of March 31, 2020, there were 100,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of March 31, 2020, there were 7,939,628 shares issued and outstanding and at September 30, 2019, there were 3,962,790 shares issued and outstanding.

During the six months ended March 31, 2020, 2,623,087 shares of the Company’s common stock have been issued to satisfy $2,628,000 of notes payable, $100,908 in accrued interest, and $903,610 of excess value of shares issued recorded as interest expense; 1,185,393 shares were issued in Securities Subscription Agreements (See below); 168,358 shares were issued in exchange for $198,583 of goods and services.

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

On January 24, 2020, the “Company entered into a Subscription Agreement relating to the public offering of 500,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company (the “Offering”) to an accredited investor. The Offering price of the Shares was $1.50 per share for gross proceeds of $750,000. After deducting offering expenses of $37,500 the Company received $712,500 in net proceeds.

On February 26, 2020, the “Company entered into a Subscription Agreement relating to the public offering of 347,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company (the “Offering”) to an accredited investor. The Offering price of the Shares was $1.30 per share for gross proceeds of $451,100. After deducting offering expenses of $2,500 the Company received $448,600 in net proceeds.

NOTE 17 – SHARE-BASED COMPENSATION

For the six months ended March 31, 2020 and 2019, the Company recognized $143,108 and $72,216 of share-based compensation expense on its outstanding options, respectively. As of March 31, 2020, $396,583 of unrecognized share-based compensation expense is expected to be recognized over a period of four years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a lease of 2,500 square feet of office space at a rate of $13,000 per month that expires June 30, 2020. The Company has recognized $78,000 of lease expense for this lease, for the six months ended March 31, 2020.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2022.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, the Company has recognized $38,718 of lease expense for this lease, for the six months ended March 31, 2020, (ii) approximately 27,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a five-year lease at a monthly rent of $25,480 expiring on April 30, 2020, the Company has recognized $152,880 of lease expense for this lease, for the six months ended March 31, 2020, and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026, the Company has recognized $43,974 of lease expense for this lease for the six months ended March 31, 2020.

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

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the ROB Cemtrex Companies and the environmental products business which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the three and six months ended March 31, 2020 and 2019, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019

Total net sales	$-	$11,882,090	$-	$23,449,045
Cost of sales	-	7,239,496	-	13,998,915
Operating, selling, general and administrative expenses	-	4,924,822	-	9,764,142
Other expenses	-	(28,747)	-	297,751
Income (loss) from discontinued operations	-	(253,481)	-	(611,763)
Loss on sale of discontinued operations	-	-	-	-
Income tax provision	-	239	-	(66,660)
Discontinued operations, net of tax	$-	$(253,720)	$-	$(545,103)

NOTE 20 - SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

Notice of Delisting

On April 21, 2020, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Common Stock (CETX) listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

Given the recent market conditions, Nasdaq has determined to toll the compliance periods for the bid price and market value of publicly held shares requirements through June 30, 2020. In that regard, on April 16, 2020, Nasdaq filed an immediately effective rule change with the Securities and Exchange Commission. As a result, the compliance periods for the Price-based Requirements will be reinstated on July 1, 2020.

The notification has no immediate effect on the listing of the Company’s Common Stock (CETX). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with the Minimum Bid Price Requirement. If at any time before December 28, 2020 the bid price of the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

Potential Impacts of COVID-19 on our Business

The impact of the coronavirus disease 2019 (“COVID-19”) pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Paycheck Protection Program Loan

In April and May of 2020, the Company received $3,471,100 under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). These loans have a six-month deferral on payments, mature two years after receipt of funds, and carry an annual interest rate of 1%. The Company intends to follow all the requirements to convert these loans to grants.

Common shares issued subsequent to financial statements date.

In April and May of 2020, the Company issued 1,597,782 shares of common stock to satisfy $1,050,000 worth of notes payable. Additionally, the Company issued 270,000 shares in exchange for consulting services valued at $230,000.

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

General Overview

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal research & development from a small environmental monitoring instruments company into a world leading multi-industry technology company. The Company now specializes in the development of Internet of Things (IoT), Artificial Intelligence (AI) and Virtual Reality (VR) enabled technologies that drive innovation in a wide range of sectors, including consumer products, industrial manufacturing, digital applications, and intelligent security & surveillance systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2019, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. During fiscal 2019, the Company also reached a strategic decision to exit its original environmental products business and sold those operations.

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS)

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the Internet of Things (IoT), Wearables and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, Company delivers Virtual Reality (VR) and Augmented Reality (AR) products that provide higher productivity, progressive design and impactful experiences for consumer products, digital applications and industrial manufacturing.

The AT business segment also includes the Company’s majority owned subsidiary, Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based Video monitoring systems and facial recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides cutting edge, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI).

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

Results of Operations - For the three months ending March 31, 2020 and 2019

Total revenue for the three months ended March 31, 2020 and 2019 was $12,113,847 and $11,725,407, respectively, an increase of $388,440, or 3%. Loss from continuing operations for the three months ended March 31, 2020 and 2019 was $1,877,152 and $2,086,302, respectively, a decrease of $209,150, or 10%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to sales increases in the Industrial Services Segment. Loss from continuing operations decreased due to reorganization and cost saving measures enacted by management in the last fiscal year.

Revenues

Our Advanced Technologies segment revenues for the three months ended March 31, 2020, decreased by $741,738 or 11% to $6,186,400 from $6,927,778 for the three months ended March 31, 2019. This decrease is mainly due to the impact of the COVID-19 crisis.

Our Industrial Services segment revenues for the three months ended March 31, 2020, increased by $1,129,818 or 24%, to $5,927,447 from $4,797,629 for the three months ended March 31, 2019. The increase was primarily due to the timing and recognition of revenue.

Gross Profit

Gross Profit for the three months ended March 31, 2020 was $5,346,104 or 44% of revenues as compared to gross profit of $4,806,798 or 41% of revenues for the three months ended March 31, 2019. Gross profit increased in the three months ended March 31, 2020, compared to the three months ended March 31, 2019 due to a shift by management in the last fiscal year to focus on products with higher gross margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 decreased $1,355,920 or 19% to $5,728,274 from $7,084,194 for the three months ended March 31, 2019. General and administrative expenses as a percentage of revenue was 47% and 60% of revenues for the three-month periods ended March 31, 2020 and 2019. The decrease in General and Administrative Expenses both as a percentage of revenue and on a dollar per dollar basis is the result of reduction in overhead expenses.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2020 was $404,933 compared to $471,611 for the three months ended March 31, 2019. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) connected with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the second quarter of fiscal 2020 was $(900,506) as compared to $(510,756) for the second quarter of fiscal 2019. Other income/(Expense) for the three months ended March 31, 2020 was primarily due to interest expense.

Provision for Income Taxes

During the second quarter of fiscal 2020 the Company recorded an income tax provision of $189,543 compared to a benefit of $1,173,461 for the second quarter of fiscal 2019. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive income/loss

The Company had a comprehensive loss of $3,645,352 or 30% of revenues, for the three-month period ended March 31, 2020 as compared to a comprehensive loss of $2,155,075 or 18% of revenues, for the three months ended March 31, 2019. Comprehensive loss increased in the second quarter as compared to comprehensive loss in the same period last year, as a result of an increase in interest expense, foreign currency translation, and the accrual of the Series 1 Preferred Stock dividend.

Results of Operations - For the six months ending March 31, 2020 and 2019

Total revenue for the six months ended March 31, 2020 and 2019 was $24,333,930 and $17,442,996, respectively, an increase of $6,890,934, or 40%. Loss from continuing operations for the six months ended March 31, 2020 and 2019 was $2,016,406 and $3,971,219, respectively, a decrease of $1,954,813, or 49%. Total revenue for the first two quarters increased, as compared to total revenue in the same period last year, due to sales increases in the Advanced Technologies Segment. Loss from continuing operations decreased due to reorganization and cost saving measures enacted by management in the last fiscal year.

Revenues

Our Advanced Technologies segment revenues for the six months ended March 31, 2020, increased by $6,016,020or 81% to $13,411,633 from $7,395,613 for the six months ended March 31, 2019. This increase represents mainly the consolidation of Vicon Industries, Inc starting in the second quarter of fiscal year 2019.

Our Industrial Services segment revenues for the six months ended March 31, 2020, increased by $874,914 or 9%, to $10,922,297 from $10,047,383 for the six months ended March 31, 2019. The increase was primarily due to the timing and recognition of revenue.

Gross Profit

Gross Profit for the six months ended March 31, 2020 was $10,694,590 or 44% of revenues as compared to gross profit of $6,994,384 or 40% of revenues for the six months ended March 31, 2019. Gross profit increased in the six months ended March 31, 2020, compared to the six months ended March 31, 2019 due to a shift by management in the last fiscal year to focus on products with higher gross margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2020 increased $272,605 or 3% to $10,581,231 from $10,308,626 for the six months ended March 31, 2019. General and administrative expenses as a percentage of revenue was 43% and 59% of revenues for the six-month periods ended March 31, 2020 and 2019. The decrease in General and Administrative Expenses both as a percentage of revenue is the result of reduction in overhead expenses. This increase on a dollar per dollar basis represents mainly the consolidation of Vicon Industries, Inc starting in the second quarter of fiscal year 2019.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2020 was $781,519 compared to $851,128 for the six months ended March 31, 2019. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) connected with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first and second quarters of fiscal 2020 was $(1,158,073) as compared to $(979,358) for the first and second quarters of fiscal 2019. Other income/(Expense) for the six months ended March 31, 2020 was primarily due to interest expense.

Provision for Income Taxes

During the first and second quarters of fiscal 2020 the Company recorded an income tax provision of $189,543 compared to a benefit of $1,173,509 for the second quarter of fiscal 2019. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive loss

The Company had a comprehensive loss of $4,474,570 or 18% of revenues, for the six-month period ended March 31, 2020 as compared to a comprehensive loss of $6,146,707 or 35% of revenues, for the six months ended March 31, 2019. Comprehensive loss decreased in the first and second quarters as compared to comprehensive loss in the same period last year, as a result of the decrease in general and administrative expenses.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $6,824,573 at March 31, 2020 compared to $3,240,348 at September 30, 2019. This includes cash and equivalents and restricted cash of $4,063,944 at March 31, 2020 and $2,858,085 at September 30, 2019, respectively. The increase in working capital was primarily due to the increase in the Company’s current assets of $1,249,876 and a decrease in the Company’s current liabilities of $2,289,349.

Accounts receivable increased $68,429 or 1% to $6,527,413 at March 31, 2020 from $6,458,984 at September 30, 2019. The increase in accounts receivable is attributable to higher sales in the first and second quarters of fiscal year 2020.

Inventories increased $439,280 or 8% to $5,646,435 at March 31, 2020 from $5,207,155 at September 30, 2019. The increase inventories is attributable to the purchase of inventories to fulfill sales bookings not shipped in the second quarter.

Operating activities used $748,931 of cash for the six months ended March 31, 2020 compared to providing $178,096 of cash for the six months ended March 31, 2019. The decrease in operating cash flows was primarily due to the increase in operating assets, as compared to the same period a year ago. Discontinued operations for the six months ended March 31, 2019 provided cash of $2,391,479.

Investment activities used $4,132,215 of cash for the six months ended March 31, 2020 compared to using cash of $746,056 during the six-month period ended March 31, 2019. Investing activities for the first and second quarters of fiscal year 2020 were driven by the Company’s investment in fixed assets offset by proceeds from the sale of marketable securities. Discontinued operations for the six months ended March 31, 2019 used cash of $119,482.

Financing activities provided $6,271,556 of cash in the six-month period ended March 31, 2020 as compared to providing cash of $1,363,052 in the six-month period ended March 31, 2019. Financing activities were primarily driven by proceeds from notes payable, proceeds from bank loans, and proceeds from securities purchase agreements offset by payments on bank loans, notes payable, expenses of notes payable and equity offerings, and use of the Company’s revolving credit lines. Discontinued operations for the six months ended March 31, 2019 used cash of $1,417,926.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on their evaluation, our management has concluded that as of March 31, 2020 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2020, the Company issued an aggregate of 2,791,445 shares of common stock in exchange for aggregate consideration of $3,831,101, which was used for working capital and research and development. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Designations of Series B Redeemable Convertible Preferred Stock..(21)
3.12	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.13	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Dealer-Manager Agreement between Cemtrex, Inc. and Advisory Group Equity Services, Ltd. doing business as RHK Capital.dated November 21, 2018 (8)
10.2	At-The-Market Offering Agreement dated January 28, 2019, by and among Cemtrex, Inc. and Advisory Group Equity Services, Ltd. doing business as RHK Capital.(9)
10.3	Securities Purchase Agreement by and between Intercostal Capital, dated July 1, 2019 and Cemtrex, Inc., (13)
10.4	Share transfer and purchase agreement between Cemtrex, Ltd., Cemtrex, Inc. and Finvest GmbH i.G., Dennis Wenz, and Laura Wenz., dated August 15, 2019 (15)
10.5	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Intentionally omitted
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K filed on November 21, 2018.
9	Incorporated by reference from Form 8-K filed on January 28, 2019.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 10-K filed on July 2, 2019.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 8-K filed on August 21, 2019.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 14, 2020	By:	/s/ Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: May 14, 2020		/s/ Aron Govil
Aron Govil
Chief Financial Officer
and Principal Financial Officer

