Form 10-Q
period 2020-06-30
CEMTREX INC
filed 2020-08-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 11, 2020, the issuer had 16,743,334 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2020 and September 30, 2019 (Unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended June 30, 2020 and June 30, 2019 (Unaudited)	4

	Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2020 (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2019 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flow for the nine months ended June 30, 2020 and June 30, 2019 (Unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

SIGNATURES		31

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2020	2019
Assets
Current assets
Cash and equivalents	$12,939,493	$1,769,994
Restricted cash	1,334,245	1,088,091
Short-term investments	1,778,739	412,730
Accounts receivables, net	4,804,475	6,458,984
Accounts receivables - related party	221,509	227,019
Notes receivable - short-term	1,713,371	1,713,371
Inventory –net of allowance for inventory obsolescence	6,591,608	5,207,155
Prepaid expenses and other assets	1,757,567	2,000,265
Total current assets	31,141,007	18,877,609

Property and equipment, net	19,158,694	16,776,552
Right-of-use assets	2,454,603	-
Goodwill	4,370,894	4,370,894
Notes receivable - long-term	1,586,918	1,586,918
Deferred tax asset	2,098,711	2,282,867
Investment in related party	500,000	-
Other	1,515,194	497,857
Total Assets	$62,826,021	$44,392,697

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$2,602,556	$4,236,945
Short-term liabilities	6,334,945	6,817,534
Lease liabilities - short-term	694,178	22,718
Deposits from customers	35,077	33,074
Accrued expenses	2,540,568	2,673,646
Deferred revenue	1,457,179	1,433,803
Accrued income taxes	311,109	419,541
Total current liabilities	13,975,612	15,637,261

Long-term liabilities
Loans payable to bank, net of current portion	2,014,922	2,240,526
Long-term lease liabilities, net of current portion	1,845,165	20,061
Notes payable, net of current portion	4,435,737	2,817,661
Mortgage payable, net of current portion	2,373,188	-
Other long-term liabilities	3,273,320	1,221,549
Series 1 preferred stock dividends payable	1,026,900	-
Deferred Revenue - long-term	366,805	489,535
Total long-term liabilities	15,336,037	6,789,332

Total liabilities	29,311,649	22,426,593

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 20,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,216,683 shares issued and outstanding as of June 30, 2020 and 2,110,718 shares issued and outstanding as of September 30, 2019 (liquidation value of $10 per share)	2,217	2,111
Series A, 1,000,000 shares authorized, issued and outstanding at June 30, 2020 and September 30, 2019	1,000	1,000
Series C, 100,000 shares authorized, issued and outstanding at June 30, 2020	100	-
Common stock, $0.001 par value, 20,000,000 shares authorized, 16,263,715 shares issued and outstanding at June 30, 2020 and 3,962,790 shares issued and outstanding at September 30, 2019	16,264	3,963
Additional paid-in capital	60,543,674	40,344,837
Accumulated deficit	(28,812,321)	(20,067,685)
Treasury stock at cost	(190,483)	-
Accumulated other comprehensive income	949,424	796,004
Cemtrex stockholders’ equity	32,509,875	21,080,230
Non-controlling interest	1,004,497	885,874
Total liabilities and stockholders’ equity	$62,826,021	$44,392,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$8,440,867	$10,928,933	$32,774,797	$28,371,927
Cost of revenues	5,161,015	6,870,920	18,800,355	17,319,532
Gross profit	3,279,852	4,058,013	13,974,442	11,052,395

Operating expenses
General and administrative	5,606,659	4,057,081	16,187,890	14,365,707
Research and development	331,936	285,853	1,113,455	1,136,981
Total operating expenses	5,938,595	4,342,934	17,301,345	15,502,688
Operating loss	(2,658,743)	(284,921)	(3,326,903)	(4,450,293)

Other income (expense)
Other Income	158,134	150,561	830,251	145,991
Loss on equity interests	-	-	-	(342,776)
Interest expense	(1,982,101)	(2,313,415)	(3,812,921)	(2,945,427)
Total other expense, net	(1,823,967)	(2,162,854)	(2,982,670)	(3,142,212)

Net loss before income taxes	(4,482,710)	(2,447,775)	(6,309,573)	(7,592,505)
Income tax benefit/(expense)	(7,658)	780,742	(197,201)	1,954,251
Loss from continuing operations	(4,490,368)	(1,667,033)	(6,506,774)	(5,638,254)

Loss from discontinued operations, net of tax	-	(221,923)	-	(767,026)

Net loss	(4,490,368)	(1,888,956)	(6,506,774)	(6,405,280)

Less noncontrolling interest	(35,751)	36,662	151,312	(319,493)
Net loss	$(4,454,617)	$(1,925,618)	$(6,658,086)	$(6,085,787)
Preferred dividends	-	1,007,720	2,086,550	1,965,500
Net loss available to Cemtrex, Inc. shareholders	$(4,454,617)	$(2,933,338)	$(8,744,636)	$(8,051,287)

Other comprehensive loss
Foreign currency translation gain/(loss)	310,797	(169,928)	153,420	(1,198,688)
Other comprehensive income attribitable to noncontrolling interest	(5,515)	-	(32,689)	-
Comprehensive loss	305,282	(169,928)	120,731	(1,198,688)

Comprehensive loss	$(4,149,335)	$(3,103,266)	$(8,623,905)	$(9,249,975)

Loss Per Share-Basic
Continuing Operations	$(0.41)	$(1.47)	$(1.22)	$(3.49)
Discontinued Operations	$-	$(0.12)	$-	$(0.37)
Loss Per Share-Diluted
Continuing Operations	$(0.41)	$(1.47)	$(1.22)	$(3.49)
Discontinued Operations	$-	$(0.12)	$-	$(0.37)

Weighted Average Number of Shares-Basic	10,933,926	1,844,895	7,161,785	2,087,195
Weighted Average Number of Shares-Diluted	10,933,926	1,844,895	7,161,785	2,087,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series A Par Value $0.001		Preferred Stock Series C Par Value $0.001		Common Stock Par Value $0.01			Retained		Accumulated
	Number of		Number of		Number of		Number of		Additional Paid-in	Earnings (Accumulated	Treasury Stock,	other Comprehensive	Cemtrex Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$40,344,837	$(20,067,685)	$-	$796,004	$21,080,230	$885,874
Comprehensive income												564,597	564,597
Share-based compensation					100,000	100			119,004				119,104
Shares issued to pay accounts payable							18,358	18	27,520				27,538
Shares sold in Securities Purchase Agreements, net of offering costs							338,393	338	359,712				360,050
Stock issued to pay notes payable							105,042	105	130,147				130,252
Dividends paid in Series 1 preferred shares	105,965	106							1,059,544	(1,059,650)			-
Noncontrolling interest												18,429	18,429	176,482
Net loss										(334,165)			(334,165)
Balance at December 31, 2019	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	4,424,583	$4,424	$42,040,764	$(21,461,500)	$-	$1,379,030	$21,966,035	$1,062,356
Comprehensive income												(749,148)	(749,148)
Share-based compensation									24,104				24,104
Shares sold in Securities Purchase Agreements, net of offering costs							847,000	847	1,160,253				1,161,100
Stock issued to pay notes payable							2,518,045	2,519	3,499,747				3,502,266
Accrued dividends										(1,026,900)			(1,026,900)
Shares issued for services							150,000	150	170,850				171,000
Purchase of treasury stock											(190,483)		(190,483)
Noncontrolling interest												8,745	8,745	(16,593)
Net loss										(1,869,304)			(1,869,304)
Balance at March 31, 2020	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	7,939,628	$7,940	$46,895,718	$(24,357,704)	$(190,483)	$638,627	$22,997,415	$1,045,763
Comprehensive income												305,282	305,282
Share-based compensation									24,104				24,104
Shares sold in Securities Purchase Agreements, net of offering costs							5,458,479	5,459	10,095,311				10,100,770
Stock issued to pay notes payable							2,595,608	2,595	3,298,811				3,301,406
Shares issued for services							270,000	270	229,730				230,000
Noncontrolling interest												5,515	5,515	(41,266)
Net loss										(4,454,617)			(4,454,617)
Balance at June 30, 2020	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	16,263,715	$16,264	$60,543,674	$(28,812,321)	$(190,483)	$949,424	$32,509,875	$1,004,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series A Par Value $0.001		Common Stock Value $0.01		Additional	Retained Earnings	Accumulated other	Total	Non-controlling
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’	interest of
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity	Vicon
Balance at September 30, 2018	1,914,168	$1,914	1,000,000	$1,000	1,621,719	$1,622	$31,496,671	$4,262,756	$(483,297)	$35,280,666	$-
Foreign currency translations							-		(857,552)	(857,552)
Share-based compensation							36,108			36,108
Stock issued in Subscription Rights Offering					25,126	25	138,669			138,694
Stock issued to pay notes payable					26,342	26	224,974			225,000
Dividends paid in Series 1 preferred shares	95,778	96					957,684	(957,780)		-
Net loss							-	(2,176,298)		(2,176,298)
Balance at December 31, 2018	2,009,946	$2,010	1,000,000	$1,000	1,673,187	$1,673	$32,854,106	$1,128,678	$(1,340,849)	$32,646,618	$-
Foreign currency translations							-		(171,208)	(171,208)
Share-based compensation							36,108			36,108
Stock issued to pay notes payable					117,774	118	713,772			713,890
Shares issued in trust for ATM Offering					27,953	27	(27)			-
Shares sold in ATM Offering					34,547	35	203,644			203,679
Shares sold in Securities Purchase Agreement					2,500	3	129,508			129,511
Net loss								(1,983,867)		(1,983,867)
Non-controlling interest of Vicon								-		-	781,871
Balance at March 31, 2019	2,009,946	$2,010	1,000,000	$1,000	1,855,961	$1,856	$33,937,111	$(855,189)	$(1,512,057)	$31,574,731	$781,871
Foreign currency translations									(169,928)	(169,928)
Stock issued to pay notes payable					559,378	559	1,715,015			1,715,574
Share-based compensation							36,108			36,108
Series B Conversion					175,562	176	356,270			356,446
Reverse split rounding shares					3,338	3				3
Discount on Series B (deemed dividend)							(154,511)			(154,511)
Dividends paid in Series 1 preferred shares	100,772	101					1,007,618	(1,007,719)		-
QTR Results								(1,925,618)		(1,925,618)
Non-controlling interest of Vicon										-	(323,337)
Balance at June 30, 2019	2,110,718	$2,111	1,000,000	$1,000	2,594,239	$2,594	$36,897,611	(3,788,526)	$(1,681,985)	31,432,805	$458,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(6,506,774)	$(6,405,280)
Net loss from discontinued operations	-	(767,026)
Net loss from continuing operations	(6,506,774)	(5,638,254)

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	2,158,938	3,208,933
Gain/(loss) on disposal of property & equipment	457	465,029
Amortization of right-of-use assets	352,691	-
Change in allowance for inventory obsolescence	726,824	25,469
Change in allowance for doubtful accounts	126	236,113
Share-based compensation	167,312	108,324
Interest expense paid in equity shares	2,505,924	1,253,516
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	1,654,383	1,283,756
Accounts receivable - related party	5,510	(50,904)
Inventory	(2,111,277)	(175,159)
Prepaid expenses and other curent asstets	242,698	(719,271)
Other assets	(1,017,337)	(1,135,190)
Other liabilities	(117,667)	354,332
Accounts payable	(1,205,851)	19,660
Accounts payable - related party	-	155,600
Deposits from customers	2,003	9,390
Accrued expenses	938,132	2,367,665
Deferred revenue	(99,354)	109,493
Income taxes payable	75,724	(153,734)
Net cash provided by operating activities - continuing operations	(2,227,538)	1,724,768
Net cash provided by operating activities - discontinued operations	-	1,636,714
Net cash provided/(used) by operating activities	(2,227,538)	3,361,482

Cash Flows from Investing Activities
Net change in self-insured benefit deposits	(246,154)	(468,870)
Purchase of property and equipment	(4,541,537)	(1,525,998)
Purchase of marketable securities	(1,366,009)	-
Investment in related party	(500,000)	-
Net cash used by investing activities - continuing operations	(6,653,700)	(1,994,868)
Net cash used by investing activities - discontinued operations	-	(119,482)
Net cash used by investing activities	(6,653,700)	(2,114,350)

Cash Flows from Financing Activities
Proceeds from notes payable	4,485,000	1,100,000
Payments on notes payable	(726,640)	(264,560)
Proceeds on bank loans	5,947,101	-
Payments on bank loans	(224,196)	(1,453,506)
Proceeds from securities purchase agreements	12,462,648	-
Expenses on securities purchase agreements	(840,728)	-
Proceeds from at-the-market offerings	-	490,237
Expenses on at-the-market offerings	-	(18,323)
Proceeds from the issuance of Series B Preferred Stock	-	500,000
Expenses from the issuance of Series B Preferred Stock	-	(25,000)
Settlement of Series B Preferred Stock in cash		(273,092)
Revolving line of credit	(425,812)	122,918
Purchases of treasury stock	(190,483)	-
Payments on lease liabilities	(310,730)	(18,812)
Net cash provided by financing activities - continuing operations	20,176,160	159,862
Net cash used by financing activities - discontinued operations	-	(78,123)
Net cash provided by financing activities	20,176,160	81,739

Effect of currency translation	120,731	(1,198,688)
Net increase in cash, cash equivalents, and restricted cash	11,294,922	1,328,871
Cash, cash equivalents, and restricted cash at beginning of period	2,858,085	2,315,935
Cash, cash equivalents, and restricted cash at end of period	$14,273,738	$2,446,118

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$12,939,493	$1,572,825
Restricted cash	1,334,245	873,293
Total cash, cash equivalents, and restricted cash	$14,273,738	$2,446,118

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$342,268	$715,722

Cash paid during the period for income taxes	$75,724	$162,871

Supplemental Schedule of Non-Cash Investing and Financing Activities
Stock issued to pay for products and/or services	$428,538	$-
Stock issued to pay notes payable	$6,933,924	$1,790,469
Dividends paid in equity shares	$1,059,650	$1,965,500
Amortization of original issue discounts on notes payable	$757,278	$11,889

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

In December 2019, the FASB issued amended guidance, Simplifying the Accounting for Income Taxes, to remove certain exceptions to the general principles from ASC 740 - Income Taxes, and to improve consistent application of U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The guidance is effective for the Company on October 1, 2021; early adoption is permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statement disclosures, results of operations and financial position.

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

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2020	2019	2020	2019

Basic weighted average shares outstanding	10,933,926	1,844,895	7,161,785	2,087,195
Dilutive effect of options	-	-	-	-
Dilutive effect of convertible debt	-	-	-	-
Diluted weighted average shares outstanding	10,933,926	1,844,895	7,161,785	2,087,195

For the three and nine months ended June 30, 2020 and 2019, 1,483,965 and 538,076 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

The following tables summarize the Company’s segment information:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues from external customers
Advanced Technologies	$4,977,424	$6,528,486	$18,389,057	$13,924,097
Industrial Services	3,463,443	4,400,447	14,385,740	14,447,830
Total revenues	$8,440,867	$10,928,933	$32,774,797	$28,371,927

Gross profit
Advanced Technologies	$1,837,957	$2,528,340	$8,712,543	$5,831,813
Industrial Services	1,441,895	1,529,673	5,261,899	5,220,582
Total gross profit	$3,279,852	$4,058,013	$13,974,442	$11,052,395

Operating loss
Advanced Technologies	$(1,854,346)	$(391,053)	$(2,494,371)	$(4,058,782)
Industrial Services	(804,397)	106,132	(832,532)	(391,511)
Total operating loss	$(2,658,743)	$(284,921)	$(3,326,903)	$(4,450,293)

Other expense
Advanced Technologies	$(1,795,637)	$(351,466)	$(2,868,033)	$(545,851)
Industrial Services	(28,330)	(1,811,388)	(114,637)	(2,596,361)
Total other expense	$(1,823,967)	$(2,162,854)	$(2,982,670)	$(3,142,212)

Depreciation and Amortization
Advanced Technologies	$253,712	$245,248	$1,019,779	$1,112,240
Industrial Services	477,508	750,293	1,139,159	2,096,693
Total depreciation and amortization	$731,220	$995,541	$2,158,938	$3,208,933

	June 30,	September 30,
	2020	2019
Identifiable Assets
Advanced Technologies	$38,335,385	$19,365,582
Industrial Services	15,673,359	16,209,838
Discontinued operations	8,817,277	$8,817,277
Total Assets	$62,826,021	$44,392,697

The Company generates revenue from product sales and services from its subsidiaries located in the United States, The United Kingdom, and India. Revenue information for the Company is as follows:

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
Revenues	2020	2019	2020	2019
U.S. Operations	$8,341,384	$10,811,119	$32,464,794	$27,987,544
Non-U.S. Operations	99,483	117,814	310,003	384,383
	$8,440,867	$10,928,933	$32,774,797	$28,371,927

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

The Company’s fair value assets at June 30, 2020 and 2019 are as follows;

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets
Investment in marketable securities
(included in short-term investments)	$1,778,739	$-	$-	$1,778,739

	$1,778,739	$-	$-	$1,778,739

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets
Investment in marketable securities
(included in short-term investments)	$13,692	$-	$-	$13,692

	$13,692	$-	$-	$13,692

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,334,245 as of June 30, 2020. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $124,626 and $118,889 as of June 30, 2020 and September 30, 2019, respectively.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	June 30,	September 30,
	2020	2019
Accounts receivable	$5,410,652	$7,065,035
Allowance for doubtful accounts	(606,177)	(606,051)
	$4,804,475	$6,458,984

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	June 30,	September 30,
	2020	2019
Raw materials	$3,767,732	$4,917,700
Work in progress	1,420,929	543,857
Finished goods	6,067,983	3,683,810
	11,256,644	9,145,367

Less: Allowance for inventory obsolescence	(4,665,036)	(3,938,212)
Inventory –net of allowance for inventory obsolescence	$6,591,608	$5,207,155

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2020	2019
Land	$790,373	$-
Building and leasehold improvements	3,860,026	1,233,733
Furniture and office equipment	631,820	614,569
Computers and software	5,173,341	5,166,922
Trade show display	89,330	89,330
Machinery and equipment	24,133,952	23,463,953
	34,678,842	30,568,507

Less: Accumulated depreciation	(15,520,148)	(13,791,955)
Property and equipment, net	$19,158,694	$16,776,552

Depreciation expense for the three months ended June 30, 2020 and 2019 were $731,220 and $995,541 respectively. Depreciation expense for the nine months ended June 30, 2020 and 2019 were $2,158,938 and $3,208,933, respectively.

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

The Company entered into a financing lease for a single vehicle in the Industrial services segment with a term of 3 years. The Company enters into operating leases for its facilities in New York, United Kingdom, and India, as well as for vehicles for use in our Industrial Services segment. The operating lease terms range from 2 to 7 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its right-of-use assets and lease liabilities.

Finance and operating lease liabilities consist of the following:

	June 30,	September 30,
	2020	2019
Lease liabilities - current
Finance leases	$22,452	$22,452
Operating leases	671,726	-
	694,178	22,452

Lease liabilities - net of current portion
Finance leases	$6,223	$20,061
Operating leases	1,838,942	-
	$1,845,165	$20,061

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at June 30, 2020 is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
Remainder of 2020	$11,872	$288,033	$299,905
2021	17,604	769,867	787,471
2022	-	630,534	630,534
2023	-	504,539	504,539
2024	-	378,949	378,949
2025		344,624	344,624
2026		344,624	344,624
2027		172,312	172,312
Undiscounted lease payments	29,476	3,433,482	3,462,958
Amount representing interest	(801)	(922,814)	(923,615)
Discounted lease payments	$28,675	$2,510,668	$2,539,343

Additional disclosures of lease data are set forth below:

Nine months ended
June 30, 2020
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	11,456
Interest on lease liabilities	416

Operating lease costs:	156,777
Total lease cost	168,649

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	11,872
Finance leases	398,580
410,452

Weighted-average remaining lease term - finance leases (months)	13
Weighted-average remaining lease term - operating leases (months)	73

Weighted-average discount rate - finance leases	6.95%
Weighted-average discount rate - operating leases	6.98%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On June 30, 2020, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $407,243, other current assets of $1,350,324. On September 30, 2019, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $530,447, and other current assets of $1,469,818.

NOTE 12 - OTHER ASSETS

As of June 30, 2020, the Company had other assets of $1,515,194 which was comprised of rent security of $127,373, and other assets of $1,387,821. As of September 30, 2019, the Company had other assets of $497,857 which was comprised of rent security of $140,246 and other assets of $357,611.

NOTE 13 – SHORT-TERM LIABILITIES

The Company’s subsidiaries have revolving lines of credit with various banks in order to fund operations. As of June 30, 2020, these accounts had no balance.

As of June 30, 2020, there were $6,334,945 in current portion of long-term liabilities.

NOTE 14 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s CFO, is President, for total consideration of $550,000. As of June 30, 2020, there were $221,509 due from Ducon and as of June 30, 2019, there were no payables or receivables due to or from Ducon.

On May 1, 2020, Company invested $500,000 in a registered S-1 stock offering of Telidyne Inc., an OTC listed company, by purchasing 166,667 shares of common stock at $3.00 per share. Telidyne Inc. is controlled by the Company’s CFO and Executive Director, Aron Govil.

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

On April 24, 2020, the Company, issued a note payable to an independent third-party in the amount of $1,725,000. This note carries interest of 8% and matures on June 23, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash.

On March 3, 2020, Vicon, a subsidiary of the Company amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL, additionally, another $500,000 is to be paid in one year. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2022. This note carries loan covenants which the Company is in compliance with as of June 30, 2020.

Long-term lease liabilities

On October 1, 2019, the Company adopted ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. As of June 30, 2020, the Company has lease liabilities of $2,539,343 of which $694,178 is classified as short-term. The Company has calculated that at September 30, 2019 it would have had an additional $1,351,317 with $289,235 classified as short-term.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on The Company’s other loans from Fulton Bank. As of June 30, 2020, the Company was in compliance with these covenants.

Series 1 preferred stock dividends payable

On March 20, 2020, the Company had announced that it would pay its semiannual dividend to the holders of record on close of business on March 31, 2020 of Series 1 Preferred Stock by April 6, 2020. In light of the COVID-19 lock down announced by the state government, the Company on March 26, 2020, decided to postpone the payment of this dividend for 90 days. The Company paid these dividends with shares of Series 1 Preferred Stock on July 6, 2020 to the shareholders of record as of June 30, 2020.

Paycheck Protection Program Loans

In April and May of 2020, the Company and its subsidiaries applied for and were granted $3,471,100 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 2% and mature in two years. The Company will apply for and fully expects these loans to be forgiven under the provisions of the CARES Act and any subsequent legislation that may be applicable. These loans are recorded under Other long-term liabilities on our Condensed Consolidated Balance Sheet as of June 30, 2020, net of the short-term portion of $1,301,663.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, $0.001 par value. As of June 30, 2020, and September 30, 2019, there were 3,316,683 and 3,110,718 shares issued and outstanding, respectively.

Series 1 Preferred Stock

On March 30, 2020, the Company amended the Certificate of Designation (the “Amended Certificate of Designation”) for our Series 1 Preferred Stock (the “Series 1 Stock”). The Amended Certificate of Designation increased the number of authorized preferred shares under the designation for our Series 1 Preferred Stock from 3,000,000 shares to 4,000,000 shares.

For the nine months ended June 30, 2020, 105,965 shares of Series 1 Preferred Stock were issued to pay $1,059,650 worth of dividends to holders of Series 1 Preferred Stock.

During the nine months ended June 30, 2020, the Company purchased 162,888 shares of its Series 1 Preferred Stock on the open market at an average price per share of $1.17, for an aggregate cost of approximately $190,483, as part of its ongoing share repurchase program announced earlier. The Company retired these shares on July 13, 2020.

As of June 30, 2020, and September 30, 2019, there were 2,216,683 and 2,110,718 shares of Series 1 Preferred Stock issued and outstanding, respectively.

Series A Preferred stock

During the nine-month period ended June 30, 2020, the Company did not issue any Series A Preferred Stock.

As of June 30, 2020, and September 30, 2019, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

For the nine months ended June 30, 2020, 100,000 shares of Series C Preferred Stock were issued to Aron Govil, Executive Director and CFO of the Company as part of his employment agreement. In order to determine the fair market value of these shares the Company used the closing price of its Series 1 preferred stock of $0.95 on October 3, 2019. On July 10, 2020, Aron Govil transferred 50,000 shares of the Series C Preferred Stock to Saagar Govil.

As of June 30, 2020, there were 100,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock, $0.001 par value. As of June 30, 2020, there were 16,263,715 shares issued and outstanding and at September 30, 2019, there were 3,962,790 shares issued and outstanding.

During the nine months ended June 30, 2020, 5,218,695 shares of the Company’s common stock have been issued to satisfy $4,428,000 of notes payable, $220,537 in accrued interest, and $2,285,387 of excess value of shares issued recorded as interest expense; 6,643,872 shares were issued in Securities Subscription Agreements (See below); 438,358 shares were issued in exchange for $428,538 of goods and services.

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

On June 1, 2020, the “Company entered into a Subscription Agreement relating to the public offering of 3,055,556 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company (the “Offering”) to accredited investors. The Offering price of the Shares was $1.80 per share for gross proceeds of $5,500,000. After deducting offering expenses of $395,000 the Company received $5,105,000 in net proceeds.

On June 9, 2020, the “Company entered into a Subscription Agreement relating to the public offering of 2,402,923 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company (the “Offering”) to accredited investors. The Offering price of the Shares was $2.24 per share for gross proceeds of $5,382,548. After deducting offering expenses of $386,778 the Company received $4,995,769 in net proceeds.

NOTE 17 – SHARE-BASED COMPENSATION

For the nine months ended June 30, 2020 and 2019, the Company recognized $167,212 and $112,200 of share-based compensation expense on its outstanding options, respectively. As of June 30, 2020, $332,781 of unrecognized share-based compensation expense is expected to be recognized over a period of four years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a lease of 2,500 square feet of office space at a rate of $11,556 per month that expires June 30, 2020. The Company has recognized $104,000 of lease expense for this lease, for the nine months ended June 30, 2020. The Company has not renewed this lease but will continue to rent the space on a month-by-month basis.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2022.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, the Company has recognized $58,077 of lease expense for this lease, for the nine months ended June 30, 2020, (ii) approximately 27,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, the Company recognized $152,880 of lease expense for prior lease on this property, in the six months ended March 31, 2020, and has recognized $53,654 of lease expense for the current lease during the three months ended June 30, 2020 and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026, the Company has recognized $65,961 of lease expense for this lease for the nine months ended June 30, 2020.

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

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the ROB Cemtrex Companies and the environmental products business which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019

Total net sales	$-	$11,523,119	$-	$34,972,164
Cost of sales	-	7,009,550	-	21,008,465
Operating, selling, general and administrative expenses	-	4,811,870	-	14,576,012
Other expenses	-	(341,366)	-	(43,615)
Income (loss) from discontinued operations	-	43,065	-	(568,698)
Loss on sale of discontinued operations	-	-	-	-
Income tax provision	-	264,988	-	198,328
Discontinued operations, net of tax	$-	$(221,923)	$-	$(767,026)

NOTE 20 - SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

Potential Impacts of COVID-19 on our Business

The current COVID-19 pandemic has impacted our business operations and the results of our operations in the second and third quarters, primarily with delays in expected orders by many customers and deployment of newer versions of surveillance software since our technical facility in Pune, India has been under lock down. Overall bookings level in the IS segment of our business is down by more than 50%, however our AT segment has experienced relatively less slow down. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions are also delayed by several months.

The broader implications of COVID-19 on our results from operations going forward remains uncertain. The COVID-19 pandemic has the potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. However, on the other hand, opportunities in the video surveillance field have been growing for Vicon products.

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

Common shares issued subsequent to financial statements date.

In July and August of 2020, the Company issued 479,619 shares of common stock to satisfy $600,000 worth of notes payable.

Preferred shares issued for dividend

On July 6, the Company issued 111,134 shares of its Series 1 Preferred Stock to for the dividends that were accrued for the March 31, 2020 dividend payment but were delated due the COVID-19 crisis. The dividend was paid to shareholders of record as of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information contained in this report, the matters discussed are forward-looking statements that involve risks and uncertainties. When used in this report, words such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “may”, “plans”, “potential” and “intends” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Such forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. Among the factors that could cause actual results to differ materially are the following: the effect of business and economic conditions; the impact of competitive products and their pricing; unexpected manufacturing or supplier problems; the Company’s ability to maintain sufficient credit arrangements; changes in governmental standards by which our environmental control products are evaluated and the risk factors reported from time to time in the Company’s SEC reports, including its recent report on Form 10-K. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

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

Results of Operations - For the three months ending June 30, 2020 and 2019

Total revenue for the three months ended June 30, 2020 and 2019 was $8,440,867 and $10,928,933, respectively, a decrease of $2,488,066, or 23%. Loss from continuing operations for the three months ended June 30, 2020 and 2019 was $4,490,368 and $1,667,033, respectively, an increase of $2,823,335, or 169%. Total revenue for the quarter decreased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis. Loss from continuing operations increased due to decreased sales during the COVID-19 crisis.

Revenues

Our Advanced Technologies segment revenues for the three months ended June 30, 2020, decreased by $1,551,062 or 24% to $4,977,424 from $6,520,486 for the three months ended June 30, 2019. This decrease is mainly due to the impact of the COVID-19 crisis.

Our Industrial Services segment revenues for the three months ended June 30, 2020, decreased by $937,004 or 21%, to $3,463,443 from $4,440,447 for the three months ended June 30, 2019. This decrease is mainly due to the impact of the COVID-19 crisis.

Gross Profit

Gross Profit for the three months ended June 30, 2020 was $3,279,852 or 39% of revenues as compared to gross profit of $4,058,013 or 38% of revenues for the three months ended June 30, 2019. Gross profit decreased in the three months ended June 30, 2020, compared to the three months ended June 30, 2019 due to lower sales, however the percentage increase is due to a shift by management in the last fiscal year to focus on products with higher gross margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 increased $1,549,578 or 38% to $5,606,659 from $4,057,081 for the three months ended June 30, 2019. General and administrative expenses as a percentage of revenue was 66% and 37% of revenues for the three-month periods ended June 30, 2020 and 2019. The increase in General and Administrative Expenses both as a percentage of revenue is the reduction in sales from the same quarter last year and on a dollar per dollar basis is the result of increased salaries expense.

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2020 was $331,936 compared to $285,583 for the three months ended June 30, 2019. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) connected with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the third quarter of fiscal 2020 was $(1,823,967) as compared to $(2,162,854) for the third quarter of fiscal 2019. Other income/(Expense) for the three months ended June 30, 2020 was primarily due to interest expense.

Provision for Income Taxes

During the third quarter of fiscal 2020 the Company recorded an income tax expense of $7,658 compared to a benefit of $780,742 for the third quarter of fiscal 2019. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive loss

The Company had a comprehensive loss of $4,149,335 or 49% of revenues, for the three-month period ended June 30, 2020 as compared to a comprehensive loss of $3,103,266 or 28% of revenues, for the three months ended June 30, 2019. Comprehensive loss increased in the third quarter as compared to comprehensive loss in the same period last year, as a result of the reduction in sales due to the COVID-19 crisis.

Results of Operations - For the nine months ending June 30, 2020 and 2019

Total revenue for the nine months ended June 30, 2020 and 2019 was $32,774,797 and $28,371,927, respectively, an increase of $4,402,870, or 16%. Loss from continuing operations for the nine months ended June 30, 2020 and 2019 was $6,506,774 and $5,638,254, respectively, an increase of $868,520, or 15%. Total revenue for the first three quarters increased, as compared to total revenue in the same period last year, due to sales increases in the Advanced Technologies Segment. Loss from continuing operations increased due to the loss of sales in the third quarter due to the COVID-19 crisis.

Revenues

Our Advanced Technologies segment revenues for the nine months ended June 30, 2020, increased by $4,464,960 or 32% to $18,389,057 from $13,924,097 for the nine months ended June 30, 2019. This increase represents mainly the consolidation of Vicon Industries, Inc starting in the second quarter of fiscal year 2019.

Our Industrial Services segment revenues for the nine months ended June 30, 2020, decreased by $62,090 or 0.4%, to $14,385,740 from $14,447,830 for the nine months ended June 30, 2019. The decrease was primarily due to the timing and recognition of revenue.

Gross Profit

Gross Profit for the nine months ended June 30, 2020 was $13,974,442 or 43% of revenues as compared to gross profit of $11,052,395 or 39% of revenues for the nine months ended June 30, 2019. Gross profit increased in the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019 due to a shift by management in the last fiscal year to focus on products with higher gross margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2020 increased $1,822,183 or 13% to $16,187,890 from $14,365,707 for the nine months ended June 30, 2019. General and administrative expenses as a percentage of revenue was 49% and 51% of revenues for the nine-month periods ended June 30, 2020 and 2019. The decrease in General and Administrative Expenses as a percentage of revenue is the result of reduction in overhead expenses. This increase on a dollar per dollar basis represents mainly the consolidation of Vicon Industries, Inc starting in the second quarter of fiscal year 2019.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2020 was $1,113,455 compared to $1,136,981 for the nine months ended June 30, 2019. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) connected with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first three quarters of fiscal 2020 was $(2,982,670) as compared to $(3,142,212) for the first three quarters of fiscal 2019. Other income/(Expense) for the nine months ended June 30, 2020 was primarily due to interest expense.

Provision for Income Taxes

During the first three quarters of fiscal 2020 the Company recorded an income tax expense of $197,201 compared to a benefit of $1,954,251 for the first three quarters of fiscal 2019. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive loss

The Company had a comprehensive loss of $8,623,905 or 26% of revenues, for the nine-month period ended June 30, 2020 as compared to a comprehensive loss of $9,249,975 or 33% of revenues, for the nine months ended June 30, 2019. Comprehensive loss decreased in the first three quarters as compared to comprehensive loss in the same period last year, as a result of the increased sales and foreign currency translation gain.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $17,165,395 at June 30, 2020 compared to $3,240,348 at September 30, 2019. This includes cash and equivalents and restricted cash of $14,273,738 at June 30, 2020 and $2,858,085 at September 30, 2019, respectively. The increase in working capital was primarily due to the Company’s raising of capital through equity offerings in June 2020.

Accounts receivable decreased $1,654,509 or 26% to $4,804,475 at June 30, 2020 from $6,458,984 at September 30, 2019. The decrease in accounts receivable is attributable to lower sales in the third quarter of fiscal year 2020 due to the COVID-19 crisis.

Inventories increased $1,384,453 or 27% to $6,591,608 at June 30, 2020 from $5,207,155 at September 30, 2019. The increase inventories is attributable to the purchase of inventories to fulfill sales bookings not shipped in the third quarter.

Operating activities used $2,227,538 of cash for the nine months ended June 30, 2020 compared to providing $3,361,482 of cash for the nine months ended June 30, 2019. The decrease in operating cash flows was primarily due to the increase in operating assets, as compared to the same period a year ago. Discontinued operations for the nine months ended June 30, 2019 provided cash of $1,636,714.

Investment activities used $6,653,700 of cash for the nine months ended June 30, 2020 compared to using cash of $2,114,350 during the nine-month period ended June 30, 2019. Investing activities for the first three quarters of fiscal year 2020 were driven by the Company’s investment in fixed assets and marketable securities. Discontinued operations for the nine months ended June 30, 2019 used cash of $119,482.

Financing activities provided $20,176,160 of cash in the nine-month period ended June 30, 2020 as compared to providing cash of $81,739 in the nine-month period ended June 30, 2019. Financing activities were primarily driven by proceeds from notes payable, proceeds from bank loans, and proceeds from securities purchase agreements offset by payments on bank loans, notes payable, expenses of notes payable and equity offerings, and use of the Company’s revolving credit lines. Discontinued operations for the nine months ended June 30, 2019 used cash of $78,123.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on their evaluation, our management has concluded that as of June 30, 2020 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2020, the Company issued an aggregate of 5,567,053 shares of common stock in exchange for aggregate consideration of $7,362,462, which was used for working capital and research and development. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.1	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Designations of Series B Redeemable Convertible Preferred Stock..(21)
3.12	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.13	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Dealer-Manager Agreement between Cemtrex, Inc. and Advisory Group Equity Services, Ltd. doing business as RHK Capital.dated November 21, 2018 (8)
10.2	At-The-Market Offering Agreement dated January 28, 2019, by and among Cemtrex, Inc. and Advisory Group Equity Services, Ltd. doing business as RHK Capital.(9)
10.3	Securities Purchase Agreement by and between Intercostal Capital, dated July 1, 2019 and Cemtrex, Inc., (13)
10.4	Share transfer and purchase agreement between Cemtrex, Ltd., Cemtrex, Inc. and Finvest GmbH i.G., Dennis Wenz, and Laura Wenz., dated August 15, 2019 (15)
10.5	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.6	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.7	Securities Purchase Agreement dated June 1, 2020 (18)
10.8	Securities Purchase Agreement dated June 9, 2020 (19)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K filed on November 21, 2018.

9	Incorporated by reference from Form 8-K filed on January 28, 2019.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 10-K filed on July 2, 2019.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 8-K filed on August 21, 2019.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: August 14, 2020	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: August 14, 2020		/s/ Aron Govil
Aron Govil
Chief Financial Officer
and Principal Financial Officer

