Form 10-K
period 2020-09-30
CEMTREX INC
filed 2021-01-05
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

276 Greenpoint Ave. Suite 208, Brooklyn, NY	11222
(Address of principal executive offices)	(Zip code)

Registrant telephone number, including area code: 631-756-9116

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Capital Market
Preferred Stock, Series 1 $0.001 par value per share	The NASDAQ Capital Market
Series 1 Warrants	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2020, the number of the registrant’s common stock held by non-affiliates of the registrant was 7,834,406 and the aggregate market value $5,132,162 based on the average bid and asked price of $0.70 on March 31, 2020.

As of December 30, 2020, the registrant had 17,968,177 shares of common stock outstanding.

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

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, right-of-use asset valuation, bad debts, goodwill impairment, inventory obsolescence, income tax valuation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

ITEM 1. BUSINESS

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth into a leading multi-industry technology company. The Company has expanded in a wide range of sectors, including smart technologies, virtual and augmented realities, industrial solutions, and intelligent security systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2018, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. Accordingly, the Company has reported the results of the Electronics Manufacturing business as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets. These changes have been applied for all periods presented. During fiscal 2019, the Company also reached a strategic decision to exit the environmental products business, which was part of the Industrial Services Segment. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets.

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the Internet of Things (IoT) and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, the Company delivers Virtual Reality (VR) and Augmented Reality (AR) solutions that provide higher productivity, progressive design and impactful experiences for consumer products, and various commercial and industrial applications. The Company is in the process of developing virtual reality applications for commercialization over the next couple years.

The AT business segment also includes the Company’s majority owned subsidiary, Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides cutting edge, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

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

Recent Developments

Potential Impacts of COVID-19 on our Business

The current COVID-19 pandemic has impacted our business operations and the results of our operations in this fiscal year, primarily with delays in expected orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India has been under lock down. Overall bookings level in the IS segment of our business is down by more than 20%, however our AT segment has experienced relatively less slow down. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months.

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

The Company believes its ability to attract and retain new customers comes from their ongoing commitment to understanding its customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge through cutting edge technology. We work closely with our customers from an operational and senior executive level to achieve a deep understanding of our customer’s goals, challenges, strategies, operations, and products to ultimately provide the best solutions for them.

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

SUPPLIERS

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys parts and components to assemble and manufacture its equipment and products. The Company also utilizes sub-suppliers and third-party vendors to procure from or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced major difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work, however, there have been some delays in certain components due to COVID-19. The Company seeks to have many sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters, international trade tariffs, wars, pandemics, disputes and or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities.

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

INTELLECTUAL PROPERTY

Over the years, the Company has developed proprietary technologies that give it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property. The Company currently has multiple patents and patent claims that it owns. Additionally, the Company has multiple patent applications pending related to the development of SmartDesk and will pursue those patents based upon its financial resources. Cemtrex continues to invest in research and development with intention of developing proprietary technology and intellectual property as allowed by its financial resources.

MARKETING

The Company sells its products globally and relies on direct sales force, manufacturing representatives, distributors, integrators and installers, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings to market its products and services. The Company uses independent manufacturing representatives in the United States and throughout the world, backed by its sales management and technical professionals. The Company’s arrangements with independent sales representatives accord each a defined territory within which to sell some or all of its products and systems, provide for the payment of agreed-upon sales commissions or wholesale pricing and are terminable at will. The Company’s sales representatives do not have authority to execute contracts on the Company’s behalf.

The Company’s sales representatives also serve as ongoing liaison function between the Company and its customers during the installation phase of the products and systems and address customers’ questions or concerns arising thereafter. The Company selects representatives based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

Technical inquiries received from potential customers are referred to the engineering personnel. Thereafter, the Company’s sales and engineering personnel jointly prepare a budget proposal, or a final bid. The period between initial customer contact and issuance of an order is generally between two and twelve months.

The Company has been selling its SmartDesk directly from its website whereby customers can place orders and make payments. The Company has been marketing SmartDesk through direct to consumer internet channels, including social media sites such as Facebook and Instagram as well as showcasing the product at several trade shows. The Company plans to continue its marketing efforts for the SmartDesk by marketing the product to enterprise clients and increase its overall marketing and sales efforts in online media.

CUSTOMERS

The Company’s principal customers in its AT segment are generally consumers, government agencies or commercial businesses. The Company’s principal customers in its IS segment include businesses engaged in manufacturing, chemical, packaging, printing, electronics, automotive, construction, and metallurgical processing. Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. No one single customer accounts for more than 10% of its annual sales.

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

EMPLOYEES

The Company employs approximately 284 full-time employees and approximately 10 part-time employees as of December 30, 2020, including 101 engaged in engineering, 101 in manufacturing & field service and 92 in administrative, sales and marketing functions.

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

Our future operating results depend in part on continued successful research, development and marketing of new and improved products and services through our subsidiary Cemtrex Advanced Technologies, and there can be no assurance that we will successfully introduce new products and services into the market.

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

Our failure to successfully develop, sell and market our new SmartDesk in a timely and cost-effective manner could adversely affect our future profitability.

We believe that our profitability will depend in part on our ability to effectively (i) market and sell SmartDesk, (ii) continue our engineering effort to develop new features for the SmartDesk as requested by customers, (iii) market SmartDesk through our own marketing organization and via third-party distribution channels in the United States and internationally, and (iv) deliver SmartDesk to customers with appropriate installation and service. Failure to successfully execute these tasks in a timely and cost-effective manner could adversely affect profitability. There can be no assurance that we will be successful in these efforts or that even when our SmartDesk is delivered, it will achieve market acceptance in a timely fashion. Further, there can be no assurance that expenses incurred in connection with the development, sales and marketing of SmartDesk will not exceed our expectations, or that SmartDesk will generate revenues sufficient to offset these expenses. In addition, although we have filed numerous U.S. patent applications relating to various aspects and features of our SmartDesk, there can be no assurance that any patents will issue on any of the pending patent applications.

We have broad discretion in the use of the net proceeds from our universal shelf registration statement and may not use them effectively.

We intend to continue to allocate the net proceeds that we received from our registered shelf offering that went effective with the SEC on June 14, 2017 (i) to further the development, and sales and marketing of our new smart device, known as the SmartDesk, a proprietary advanced technology workspace solution developed entirely by our Advanced Technologies business segment, and (ii) for general corporate purposes, including for working capital purposes, to increase sales and operational capabilities in each of our market segments. The Company on an on-going basis invests its excess cash in large cap securities, both stocks and options, listed on major exchanges pending use of net proceeds for business matters. While these investments may prove to be lucrative to the company, these investments may prove to be disappointing and we could lose some or all of the net proceeds in this fashion.  Our management will have broad discretion in the actual application of the net proceeds, and the failure by our management to apply these funds effectively could have a material adverse effect on our business.

The Company is exposed to credit risk, market risk, and fluctuations in the values of its investment portfolio.

The Company invests excess cash that the Company has on hand in large cap securities listed on major exchanges, including stocks and options. The Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of the Company’s cash, cash equivalents, and marketable securities may fluctuate substantially. Therefore, although the Company has not realized any significant losses on its cash, cash equivalents, and marketable securities, future fluctuations in their value could result in significant losses and could have an adverse impact on the Company’s financial condition and operating results.

We have substantial debt which could adversely affect our ability to raise additional capital to fund operations and prevent us from meeting our obligations under outstanding indebtedness.

As of September 30, 2020, our total indebtedness was approximately $19.4 million, including notes payable of $10.8 million, mortgage payable of $2.4 million, and bank loans of $6.2 million, including $3.5 million of PPP loans that the Company expects to be forgiven. Approximately $7 million of such debt is classified as current. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

There is no assurance that we will be able to retain or renew our credit agreements and other finance agreements in the future. In the event our company grows rapidly, the uncertain economic climate continues, or we acquire one or more other companies, additional financing resources will likely be necessary in the current or future fiscal years. As a smaller public company with a limited ability to attract and obtain financing, there is no assurance that we will be able to obtain sufficient additional equity or debt financing in the future on terms that are reasonable in light of current market conditions.

We are involved in an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows.

The Company has received subpoenas from the Securities and Exchange Commission (“SEC”). The subpoenas request documents and information concerning, among other things, a company known as Telidyne Inc., a company controlled by our prior officer and director, Aron Govil, securities offerings related to Telidyne, and the Company’s own product and services, business operations, securities’ offerings and use of proceeds. Although the Company is not currently the subject of any enforcement proceedings, the investigation could lead to enforcement proceedings if the SEC contends that the Company has not complied with securities laws. The Company is fully cooperating with the SEC's requests. The Company has incurred legal expenses and may incur significant legal and accounting expenditures in connection with the SEC’s investigation. The Company is unable to predict how long the SEC’s investigation will continue or its outcome.

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

Developing and maintaining a patent portfolio is an expensive and time-consuming process and there is no assurance the Company will successfully develop patents to protect the intellectual property it is working on.

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to our proprietary technologies, patents, patent applications, software and other rights will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of patent, trade secret and copyright laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of our confidential know-how and trade secrets.

We have filed patent applications with respect to many aspects of our technologies. However, we cannot provide any assurances that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for our technology against competitors. Although we have filed various patent applications for some of our core technologies, we currently hold only six issued patents, with two in the United States and four in Canada, and  we may face delays and difficulties in obtaining our other filed patents, or we may not be able to obtain such patents at all.

Outside of these patent applications, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

While we strive to maintain systems and procedures to protect the confidentiality and security of our trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although we generally enter into agreements with our employees, consultants, advisors, and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information , we cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure. In addition, some of the technology deployed at customer sites in the future , which we do not control, may be readily observable by third parties who are not under contractual obligations of non-disclosure, which may limit or compromise our ability to continue to protect such technology as a trade secret.

Monitoring and policing unauthorized use and disclosure of intellectual property is difficult. If we learned that a third party was in fact infringing or otherwise violating our intellectual property, we may need to enforce our intellectual property rights through litigation. Litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

From our customers’ standpoint, the strength of the intellectual property under which we control can be a critical determinant of the value of our products and services. If we are unable to secure, protect and enforce our intellectual property, it may become more difficult for us to attract new customers. Any such development could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our financial success is dependent to a significant degree upon the efforts of Saagar Govil, our Chairman, President and Chief Executive Officer. Saagar Govil possesses engineering, sales and marketing experience concerning our company that our other officers do not have. We have not entered into an employment arrangement with Mr. Govil and we have not obtained key man insurance over him. There can be no assurance that Saagar Govil will continue to provide services to us. A voluntary or involuntary departure by Saagar Govil could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for them in a timely manner.

Risks Related to Our Common Stock

Our management stockholders have significant stockholdings in and influence over our company which could make it impossible for public stockholders to influence the affairs of our company.

We are a “controlled company” under Nasdaq Listing Rules. Approximately 90% of our outstanding voting shares, which includes our common stock, Series A preferred stock, Series C preferred stock and Series 1 preferred stock, are beneficially held by Aron Govil, our Founder, former officer and Director, and Saagar Govil, our Chairman, President and Chief Executive Officer and Director. Pursuant to the certificate of designation for our Series A preferred stock, each outstanding share of Series A preferred stock is entitled to the number of votes equal to the result of (i) the total number of shares of our common stock outstanding at the time of such vote multiplied by 1.01, divided by (ii) the total number of shares of our Series A preferred stock outstanding at the time of such vote, at each meeting of stockholders of our company with respect to any and all matters presented to our stockholders for their action or consideration, including the election of directors. Pursuant to certificate of designation for our Series C preferred, each outstanding share of Series C Preferred Stock is entitled to the number of votes equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors. As a result of Aron Govil’s and Saagar Govil’s ownership of our common stock and Aron Govil’s ownership of our Series A and Series C preferred stock and Series 1 preferred stock, our management stockholders control, and will control in the future, substantially all matters requiring approval by the stockholders of our company, including the election of all directors and approval of significant corporate transactions. This could make it impossible for public stockholders to influence the affairs of our company.

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

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series 1 preferred stock before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and Series 1 preferred stock, to pay anything to common stockholders. As of September 30, 2020, we had total consolidated debt of approximately $19.4 million and 2,156,784 shares of Series 1 preferred stock outstanding. Any liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on holders of our common stock.

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

Our board of directors declared a one-time cash dividend on our common stock in April 2017. The terms of our series 1 preferred stock provide for the payment of semiannual dividends on the last day of March and September in each year, which began in March 2017. No other cash dividends have been declared or paid by us on our stock during either of the two most recent fiscal years or the period through the date of this prospectus. Other than with respect to our series 1 preferred stock, our board of directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of cash, is in the best interests of the stockholders. Such decisions are based on the facts and circumstances then existing including, without limitation, our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. As a result, we cannot predict when, or whether, another dividend on our common stock will be declared in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following properties:

The Company has moved its head office to New York City with a lease of 2,500 square feet of office space at a rate of $13,000 per month on a month to month lease.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2022.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five-year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii) approximately 9,400 square feet of office and warehouse space in Southampton, England in a fifteen-year lease with at an annual rent of $87,745 (£69,250) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX”.

As of December 30, 2019, the Company had 68 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 and 40,000,000 shares of common stock, $0.001 par value per share. On December 30, 2020, there were 17,968,177 shares of common stock issued and outstanding, 1,000,000 shares of Series A preferred stock issued and outstanding, and 2,264,953 shares of Series 1 preferred stock issued and outstanding, and 100,000 shares of Series C preferred stock issued and outstanding.

The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2018, 2019 and 2020 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

		Stock Price
Year	Fiscal Period	High	Low
2020	4th Quarter	$1.75	$0.97
	3rd Quarter	$3.11	$0.67
	2nd Quarter	$2.51	$0.66
	1st Quarter	$1.64	$1.18
2019	4th Quarter	$2.48	$1.33
	3rd Quarter	$4.31	$1.70
	2nd Quarter	$7.44	$4.00
	1st Quarter	$12.00	$4.59
2018	4th Quarter	$18.08	$11.28
	3rd Quarter	$23.44	$16.40
	2nd Quarter	$24.33	$19.68
	1st Quarter	$24.11	$19.84

As reported by NASDAQ Capital Markets, on December 29, 2020 the closing sales price of the Company’s Common Stock was $1.31 per share.

Dividend Policy

Our board of directors declared a one-time cash dividend on our common stock in April 2017. The terms of our series 1 preferred stock provide for the payment of semiannual dividends on the last day of March and September in each year, which began in March 2017. No other cash dividends have been declared or paid by us on our stock during either of the two most recent fiscal years or the period through the date of this prospectus. Other than with respect to our series 1 preferred stock, our board of directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of cash, is in the best interests of the stockholders. Such decisions are based on the facts and circumstances then existing including, without limitation, our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. As a result, we cannot predict when, or whether, another dividend on our common stock will be declared in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of September 30, 2019 regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans (1)
	(a)	(b)	(c)
Approved by security holders
2020 Equity Compensation Plan			2,000,000

Not approved by security holders
Options	945,833	$1.91
Total	945,833	$1.91	2,000,000

(1)	See more detailed information regarding our equity compensation plans in the Notes to Consolidated Financial Statements in this 2020 Form 10-K.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

For the fiscal year ended September 30, 2020, 217,099 shares of Series 1 Preferred Stock were issued to pay $2,089,540 worth of dividends to holders of Series 1 Preferred Stock. For the fiscal years ended September 30, 2020, the Company purchased 235,133 shares of its Series 1 Preferred Stock on the open market at an average price per share of $1.92, for an aggregate cost of approximately $338,774, as part of its ongoing share repurchase program announced earlier. The Company retired 171,033 shares worth $190,484 during fiscal 2020.

For the fiscal year ended September 30, 2020, we issued 6,530,473 shares of common stock to satisfy $8,737,125 of notes payable and accumulated interest.

During fiscal year 2020, the Company issued 513,358 shares in exchange for $532,788 worth of goods and services.

For the year ended September 30, 2020, 100,000 shares of Series C Preferred Stock were issued to Aron Govil, former Executive former Director and CFO of the Company as part of his employment agreement. In order to determine the fair market value of these shares the Company used the closing price of its Series 1 preferred stock of $0.95 on October 3, 2019. On July 10, 2020, Aron Govil transferred 50,000 shares of the Series C Preferred Stock to Saagar Govil.

On November 3, 2020, the Company issued 345,648 shares of common stock to satisfy $323,517 worth of notes payable and accumulated interest.

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

Use of Proceeds

On June 14, 2017, our Registration Statement on Form S-3 (File No. 333-218501) was declared effective by the SEC for our universal shelf registration statement. The universal shelf registration statement permitted the Company to offer and sell, from time to time, on a continuous or delayed basis in the future, up to $20 million of equity, debt or other types of securities described in the shelf registration statement, or any combination of such securities, in one or more future public offerings. The shelf registration statement expired on June 14, 2020. During effectiveness, the Company offered and sold the following securities in fiscal year 2020:

On December 4, 2019, the Company entered into a Subscription Agreement relating to the public offering of 338,393 shares of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company to an accredited investor. The offering price of the shares was $1.12 per share for gross proceeds of $379,000. After deducting offering expenses of $18,950 the Company received $360,050 in net proceeds.

On January 24, 2020, the Company entered into a Subscription Agreement relating to the public offering of 500,000 shares of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company to an accredited investor. The offering price of the shares was $1.50 per share for gross proceeds of $750,000. After deducting offering expenses of $37,500 the Company received $712,500 in net proceeds.

On February 26, 2020, the Company entered into a Subscription Agreement relating to the public offering of 347,000 shares of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company to an accredited investor. The offering price of the shares was $1.30 per share for gross proceeds of $451,100. After deducting offering expenses of $2,500 the Company received $448,600 in net proceeds.

On June 1, 2020, the Company entered into a Subscription Agreement relating to the public offering of 3,055,556 shares of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company to accredited investors. The offering price of the shares was $1.80 per share for gross proceeds of $5,500,000. After deducting offering expenses of $395,000 the Company received $5,105,000 in net proceeds.

On June 9, 2020, the Company entered into a Subscription Agreement relating to the public offering of 2,402,923 shares of the Company’s common stock, par value $0.001 per share, all of which were sold by the Company to accredited investors. The offering price of the shares was $2.24 per share for gross proceeds of $5,382,548. After deducting offering expenses of $386,778 the Company received $4,995,769 in net proceeds.

On August 3, 2020, the Company announced that its new universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. The universal shelf registration statement permits the Company to offer and sell, from time to time, on a continuous or delayed basis in the future, up to $50 million of equity, debt or other types of securities described in the shelf registration statement, or any combination of such securities, in one or more future public offerings, along with a sales agreement prospectus covering the offer, issuance and sale by us of up to a maximum aggregate offering price of up to $20,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with A.G.P / Alliance Global Partners (the “Sales Agreement”). The shelf registration statement replaces the shelf registration statement on Form S-3 which was declared effective on June 14, 2017 and which has expired.

The Company believes that the shelf registration statement and Sales Agreement provides it with continued financial flexibility pursuant to the sale of the registered securities, from time to time. If and when the Company offers any securities under the registration statement, the Company will prepare and make available a prospectus supplement that includes the specific terms of the securities being offered, the use of proceeds and other terms of the offering.

ITEM 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies

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

Overview

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth into a leading multi-industry technology company. The Company has expanded in a wide range of sectors, including smart technologies, virtual and augmented realities, industrial solutions, and intelligent security systems.

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

Potential Impacts of COVID-19 on our Business

The current COVID-19 pandemic has impacted our business operations and the results of our operations in this fiscal year, primarily with delays in expected orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India has been under lock down. Overall bookings level in the IS segment of our business is down by more than 20%, however our AT segment has experienced relatively less slow down. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months.

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

The Company believes its ability to attract and retain new customers comes from their ongoing commitment to understanding its customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive edge through cutting edge technology. We work closely with our customers from an operational and senior executive level to achieve a deep understanding of our customer’s goals, challenges, strategies, operations, and products to ultimately provide the best solutions for them.

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

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the Internet of Things (IoT) and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, the Company delivers Virtual Reality (VR) and Augmented Reality (AR) solutions that provide higher productivity, progressive design and impactful experiences for consumer products, and various commercial and industrial applications. The Company is in the process of developing virtual reality applications for commercialization over the next couple years.

The AT business segment also includes the Company’s majority owned subsidiary, Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based Video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides cutting edge, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

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

Please see Note 2 for detailed information regarding our significant accounting policies and estimates in the Notes to Consolidated Financial Statements in this 2020 Form 10-K.

Results of Operations - For the fiscal years ending September 30, 2020 and 2019

Total revenue for the years ended September 30, 2020 and 2019 was $43,518,384 and $39,265,041, respectively, an increase of $4,253,343, or 11%. Comprehensive net loss for the years ended September 30, 2020 and 2019 was a $13,082,711 and $23,051,140, respectively, a decrease of $9,968,429 or 43%. Total revenue for the fiscal year increased, as compared to total revenue in the same period last year, due to sales increases in the Advanced Technology Segment. Net loss decreased due to the sale of discontinued operations of the Electronics Manufacturing Segment and our Environmental Products lines in fiscal year 2019. For the year ended September 30, 2020 the Company had a loss of $812,895 on discontinued operations and for the year ended September 30, 2019, the Company had a loss of $10,559,963 on discontinued operations.

Revenues

Our Advanced Technologies segment revenues for the years ended September 30, 2020 and 2019 were $25,750,684 and $19,268,687, respectively, an increase of $6,481,997 or 34%. This increase represents the increase in demand for technology and security products during the fiscal year as well as the consolidation of Vicon.

Our Industrial Services segment revenues for the year ended September 30, 2020 decreased by $2,228,654 or 11%, to $17,767,700 from $19,996,354 for the year ended September 30, 2019. The decrease was primarily due to the decrease in demand for services due to the COVID-19 crisis.

Gross Profit

Gross Profit for the year ended September 30, 2020 was $19,364,447 or 44% of revenues as compared to gross profit of $15,562,674 or 40% of revenues for the year ended September 30, 2019. The increase in gross profit percentage in the year ended September 30, 2020, as compared to the prior year, was a result of the sale of products and services with higher profit margins.

General and Administrative Expenses

General and Administrative Expenses for the year ended September 30, 2020 increased $42,521 or less than 1% to $21,570,666 from $21,528,145 for the year ended September 30, 2019. The increases in General and Administrative Expenses in dollars is the result of increases in personnel costs and insurance, offset by savings measures enacted during the fiscal year.

Research and Development Expenses

Research and Development expenses for the year ended September 30, 2020 and 2019 were $1,827,286 and $1,481,879, respectively. Research and Development expenses have increased with the increased capital resources of the Company and focus on new product development.

Other Income/(Expense)

Interest and other income/(expense) for fiscal 2020 was $(2,786,424) as compared to $(5,190,987) for fiscal 2019. For fiscal year 2020 other income/(expense) was due was primarily due to interest on notes payable offset by income on the sale of marketable securities.

Provision for Income Taxes

During the fiscal year of 2020 we recorded an income tax expense of $2,073,835 compared to a benefit of $1,335,584 for the fiscal year of 2019. The increase in the provision for income tax is mainly due to the increase in the valuation allowance in the Company’s deferred taxes.

Net Income/(Loss)

The Company had a net loss of $9,933,775 or 23% of revenues, for the year ended September 30, 2020 as compared to a net loss of $22,364,941 or 57% of revenues, for the year ended September 30, 2019. Net loss in this period as compared to the previous period was lower due to the discontinued operations of the Environmental Products business and its Electronics Manufacturing Segment. For the year ended September 30, 2020 the Company had a loss of $812,895 on discontinued operations and for the year ended September 30, 2019, the Company had a gain of $10,559,963 on discontinued operations.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $23,285,122 at September 30, 2020 compared to $3,240,348 at September 30, 2019. This includes cash and cash equivalents and restricted cash of $21,072,859 at September 30, 2020 and $2,858,085 at September 30, 2019, respectively. The increase in working capital was primarily due to the increase in the Company’s current assets of $19,184,125 and a decrease in the Company’s current liabilities of $860,649. The primary reason for the increase in current assets was the cash raised by equity offerings during the fiscal year and the primary reason for the decrease in current liabilities was the decrease in the Company’s accounts payable balance.

Accounts receivable increased by $277,813 or 4% to $6,686,797 at September 30, 2020 from $6,458,984 at September 30, 2019. The increase in accounts receivable is mainly due to the increase in revenue over that past fiscal year.

Inventories increased by $1,586,651 or 30% to $6,793,806 at September 30, 2020 from $5,207,155 at September 30, 2019. The increase in inventories is attributable to the company’s purchase of inventory for its security business to maintain sufficient stock on hand for sale.

Operating activities for continuing operations used $3,280,162 for the year ended September 30, 2020 compared to using $3,571,616 of cash for the year ended September 30, 2019. Operating activities for discontinued operations used $812,895 and provided $7,507,090 of cash for the year ended September 30, 2020 and 2019, respectively.

Investing activities for continuing operations provided $764,552 of cash during the year ended September 30, 2020 compared to using $2,043,771 during the year ended September 30, 2019. In fiscal 2019 discontinued operations provided $8,883,541 of cash.

Financing activities for continuing operations provided $21,520,985 for the year ended September 30, 2020 as compared to using $2,391,839 in the year ended September 30, 2019. In fiscal 2020 our financing activities were mainly comprised of the proceeds from subscription rights offering and notes payable offset by payments on our debt. In fiscal 2019 discontinued operations used $9,465,508.

We believe that our cash on hand and cash generated by operations is sufficient to meet the capital demands of our current operations during the 2021 fiscal year (ending September 30, 2021). Any major increases in sales, particularly in new products, may require additional capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our expansion goals and working capital needs.

We have on file with the SEC a shelf registration statement that became effective on August 3, 2020. The universal shelf registration statement permits the Company to offer and sell, from time to time, on a continuous or delayed basis in the future, up to $50 million of equity, debt or other types of securities described in the shelf registration statement, or any combination of such securities, in one or more future public offerings, along with a sales agreement prospectus covering the offer, issuance and sale by us of up to a maximum aggregate offering price of up to $20,000,000 of our common stock that may be issued and sold from time to time under a Sales Agreement. We have sold no shares under this registration statement and there is no guarantee that we will be able to or raise capital in such amounts as is necessary for our existing or future operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

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

On October 15, 2020, the Company engaged Haynie & Company to serve as our independent registered public accounting firm for the year ending September 30, 2020. The engagement of Haynie & Company was approved by our Audit Committee.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2020 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this Annual Report, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	34	Chairman of the Board of Directors, President,
276 Greenpoint Avenue, Suite 208		Chief Executive Officer, & Director
Brooklyn, NY 11222

Priscilla Popov	46	Chief Financial Officer
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Raju Panjwani	65	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Sunny Verma	65	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Metodi Filipov	56	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of the Company’s directors:

Saagar Govil is the Company’s Chairman since June 2014, and the Chief Executive Officer and President since December 2011. He has been working at Cemtrex since 2008, initially as a field engineer, subsequently moving into sales and management roles as Vice President of Operations. Saagar was recently recognized as a Forbes’ 30 Under 30 in 2016, Business Insiders #17 on Top 100 of Silicon Alley in 2015, and Top 40 Under 40 by Stony Brook University in 2014. Saagar Govil has a B.E. in Materials Engineering from Stony Brook University, N.Y. and studied business at Harvard Business School. Mr. Govil’s experience and deep understanding of the operations of the Company allow him to make valuable contributions to the Board.

Priscilla Popov has been appointed Cemtrex’s Chief Financial Officer on September 30, 2020, where she is responsible for the Company’s financial planning, accounting, tax, and business process functions. Priscilla has over 20 years of extensive knowledge in Accounting, Finance, Administration, and Operations. During her career, she held numerous executive-level positions with increasing responsibilities and has directed highly skilled financial management teams to support and achieve overall corporate goals and objectives. She has proven track record in financial management, evaluating financial management systems and implementing process improvements, and driving efficiency. Priscilla joined the Company in 2020 and prior to joining Cemtrex, she held senior accounting positions at Videri, Bulgari, and Sotheby’s. Priscilla holds a B.S. in Accounting from Brooklyn College and an MBA in Administration, Finance from New York Institute of Technology.

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

Meetings of the Board of Directors

During the fiscal year ended September 30, 2020 (“Fiscal 2020”), the Board of Directors held four meetings. No Director attended less than 75% of the aggregate of the total number of meetings of the Board of Directors.

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

Nomination of Directors

The Company does not currently have a standing nominating committee or a formal nominating committee charter. As a “Controlled Company” as such term is defined by NASDAQ Listing Rule 5615 the Company is not required to have a Nominating Committee. Currently, the independent members of the Board (Messrs. Panjwani, Verma and Filipov), rather than a nominating committee, approve or recommend to the full Board those persons to be nominated. The Board believes that the current method of nominating directors is appropriate because it allows each independent board member input into the nomination process and does not unnecessarily restrict the input that might be provided from an independent director who could be excluded from a committee. Currently, three of the four Directors are independent. Furthermore, the Board has adopted by resolution a director nomination policy. The purpose of the policy is to describe the process by which candidates for inclusion in the Company’s recommended slate of director nominees are selected. The director nomination policy is administered by the Board. Many of the benefits that would otherwise come from a written committee charter are provided by this policy.

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

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended September 30, 2020 all Reporting Persons timely complied with all applicable filing requirements.

Communications with Directors

Shareholders, associates of the Company and other interested parties may communicate directly with the Board of Directors, with the non-management Directors or with a specific Board member, by writing to the Board (or the non-management Directors or a specific Board member) and delivering the communication in person or mailing it to: Board of Directors, Privileged & Confidential, c/o Saagar Govil, CEO, Cemtrex, Inc., 276 Greenpoint Avenue, Suite 208, Brooklyn, NY 11222. Correspondence will be discussed at the next scheduled meeting of the Board of Directors, or as indicated by the urgency of the matter. From time to time, the Board of Directors may change the process by which shareholders may communicate with the Board of Directors or its members. Any changes in this process will be posted on the Company’s website or otherwise publicly disclosed.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Aron Govil, former Executive Director and CFO, Aron Govil retired from Cemtrex on September 30, 2020. As of December 23, 2020, Saagar Govil is currently earning compensation from the Company. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2019, and 2020 by our executive officers.

				OPTION
		SALARY	BONUS	AWARDS		OTHER	TOTAL
PRINCIPAL AND POSITION	YEAR	($)	($)	($)		($)	($)
Saagar Govil	2020	376,923	612,303	-		24,439	1,013,665
Chairman od the Board	2019	250,000	-	596,382	(1)	21,984	868,366
Chief Executive Officer,
and President

Aron Govil	2020	276,923	243,140	-		-	520,063
FormerExecutive Director and	2019	240,400	-	298,289	(1)	-	538,689
Chief Financial Officer

(1)	Represents the aggregate amount of the fair value of stock option awards on the grant date calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASBASC Topic 718”), rather than actual amounts to be realized by the named executive officer and disregarding any forfeitures based upon exercise price.

NARRATIVE TO SUMMARY COMPENSATION TABLE

At this time, we do not have an employment agreement with Saagar Govil, though the Company may enter into such an agreement with him on terms and conditions usual and customary for the industry. All amounts paid to our officers in fiscal year end 2020 were approved by the Company’s board of directors. The Company does not currently have “key man” life insurance on Mr. Govil.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2020:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	400,000	$1.90	2/25/2026
Saagar Govil	100,000	$1.92	2/25/2026
Saagar Govil	100,000	$2.30	2/25/2026
Saagar Govil	100,000	$2.76	2/25/2026
Aron Govil	200,000	$1.90	2/25/2026
Aron Govil	25,000	$1.92	2/25/2026
Aron Govil	12,500	$2.30	2/25/2026
Aron Govil	8,333	$2.76	2/25/2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 23, 2020 by:

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

As of December 30, 2020, 17,968,177 shares of Common Stock were issued and outstanding. In addition, there were 1,000,000 shares of Series A Preferred Stock outstanding which are entitled to vote 17,798,764 shares in the aggregate, all of which are held by Aron Govil, 100,000 shares of Series C Preferred Stock outstanding which are entitled to vote 176,401,615 shares in the aggregate, all of which is held by Saagar and Aron Govil and 2,156,784 shares of Series 1 Preferred Stock outstanding which are entitled to vote 4,313,568 shares in the aggregate. Accordingly, a total of 216,136,486 shares may be voted at the Annual Meeting. Priscilla Popov has been appointed Cemtrex’s Chief Financial Officer on September 29, 2020, but she does not own any shares in the Company.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 23, 2020 are deemed outstanding. Such shares, however, are not deemed as of December 23, 2020 outstanding for the purpose of computing the percentage ownership of any other person.

					Percentage
	Name and Address				of Issued	Percentage of
Title of Class	of Beneficial Owner	Title	Amount Owned		Common Stock (1)	voting stock (2)

Common Stock	Aron Govil	Executive Director	830,833	(5)	5%	*
	276 Greenpoint Avenue, Suite 208	Chief Financial Officer
	Brooklyn, NY 11222	Retired 9/30/2020

Preferred Stock	Aron Govil	Executive Director	1,000,000	(3)	—	8.2%
(Series A)	276 Greenpoint Avenue, Suite 208	Chief Financial Officer	(17.79 votes
	Brooklyn, NY 11222	Retired 9/30/2020	per share)

Preferred Stock	Aron Govil	Executive Director	50,000	(4)	—	40.7%
(Series C)	276 Greenpoint Avenue, Suite 208	Chief Financial Officer	(88,201 votes
	Brooklyn, NY 11222	Retired 9/30/2020	per share)

Preferred Stock	Saagar Govil	Chairman of the Board,	50,000	(4)	—	40.7%
(Series C)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,	(88,201 votes
	Brooklyn, NY 11222	and President	per share)

Common Stock	Saagar Govil	Chairman of the Board,	1,061,889	(5)	6%	*
	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	7,102		—	*
(Series 1)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

		All directors and executive officers
		as a group (5 persons)	2,212,324	(6)	10%	90.1%

* Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 17,968,177 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 17,968,177 shares of our Common Stock outstanding, the 17,798,764 votes that the Series A Preferred Stock is entitled to vote, the 216,136,486 votes that the Series C Preferred Stock is entitled to vote, and the 4,313,568 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	The Series A Preferred Stock was issued by the Company to Aron Govil, the Company’s former CFO and Executive Director, in conjunction with the settlement of the debenture issued as consideration for the purchase of Griffin Filters, Inc. in 2009. Pursuant to the Certificate of Designation of the Series A Preferred Stock, each issued and outstanding share of Series A Preferred Stock is entitled to the number of votes per share equal to the result of: (i) the number of shares of Common Stock issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Preferred Stock issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. The shares of Series A Preferred Stock held by Aron Govil represent 100% of the total Series A Preferred Stock issued and outstanding.

(4)	The Series C Preferred Stock was issued by the Company to Aron Govil, the Company’s former CFO and Executive Director as part of the employment agreement with Mr. Govil upon his appointment to CFO. On July 10, 2020, Aron Govil transferred 50,000 shares of the Series C Preferred Stock to Saagar Govil. Pursuant to the Certificate of Designation of the Series C Preferred Stock, each issued and outstanding share of Series C Preferred Stock are entitled to the number of votes per share equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

(5)	Includes 245,833 shares included in exercisable options by Aron Govil and 491,667 shares included in exercisable options by Saagar Govil.

(6)	Consists of actual amount of Common Stock and Series A, Series C and Series 1 Preferred Stock owned.

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

Transactions with Related Persons

Ducon Technologies, Inc. is owned by Aron Govil, a beneficial owner of the Company.

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, then, the Company’s CFO, is President, for total consideration of $550,000. As of September 30, 2020, and 2019, there was $1,432,798 and $771,519 in receivables due from Ducon Technologies, Inc., respectively.

On May 1, 2020, Company invested $500,000 in a registered S-1 stock offering of Telidyne Inc., an OTC listed company, by purchasing 166,667 shares of common stock at $3.00 per share. Telidyne Inc. is controlled by the Company’s former CFO and Executive Director, Aron Govil. On September 30, 2020, the Company decided to withdraw its investment, the transaction was cancelled, and all proceeds were returned.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2020 and 2019 by Haynie & Company the Company’s independent auditor:

	2019	2020
Audit Fees	$150,000	$150,000
Audit-Related Fees	2,793	16,098
Tax Fees	-	-
Other Fees	-	16,750
Totals	$152,793	$182,848

For the fiscal year ended September 30, 2019, the company incurred fees for tax services of $61,400, provided by Wiss and Company.

For the fiscal year ended September 30, 2020, the company incurred fees for tax services of $67,314, provided by Wiss and Company.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS

(a) Financial Statements and Notes to the Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b) Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (6)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.1	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Designations of Series B Redeemable Convertible Preferred Stock.(21)
3.12	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.13	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.14*	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Dealer-Manager Agreement between Cemtrex, Inc. and Advisory Group Equity Services, Ltd. doing business as RHK Capital.dated November 21, 2018 (8)
10.2	At-The-Market Offering Agreement dated January 28, 2019, by and among Cemtrex, Inc. and Advisory Group Equity Services, Ltd. doing business as RHK Capital.(9)
10.3	Securities Purchase Agreement by and between Intercostal Capital, dated July 1, 2019 and Cemtrex, Inc., (13)
10.4	Share transfer and purchase agreement between Cemtrex, Ltd., Cemtrex, Inc. and Finvest GmbH i.G., Dennis Wenz, and Laura Wenz., dated August 15, 2019 (15)
10.5	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.6	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.7	Securities Purchase Agreement dated June 1, 2020 (18)
10.8	Securities Purchase Agreement dated June 9, 2020 (19)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K filed on November 21, 2018.
9	Incorporated by reference from Form 8-K filed on January 28, 2019.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 10-K filed on July 2, 2019.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 8-K filed on August 21, 2019.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

January 5, 2021	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 5, 2021	By:	/s/ Priscilla Popov
Priscilla Popov
CFO (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 5, 2021	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 5, 2021	By:	/s/ Priscilla Popov
Priscilla Popov
CFO (Principal Financial and Accounting Officer)

January 5, 2021	By:	/s/ Raju Panjwani
Raju Panjwani,
Director

January 5, 2021	By:	/s/ Sunny Verma
Sunny Verma,
Director

January 5, 2021	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

Cemtrex Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cemtrex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cemtrex, Inc. (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years ended September 30, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended September 30, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company
Haynie & Company
Salt Lake City, Utah
January 4, 2021

We have served as the Company’s auditor since 2018

Cemtrex Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
Assets	2020	2019
Current assets
Cash and equivalents	$19,490,061	$1,769,994
Restricted cash	1,582,798	1,088,091
Short-term investments	887,746	412,730
Accounts receivables, net	6,686,797	6,458,984
Accounts receivables - related party	1,432,209	771,519
Notes receivable - short-term	-	1,713,371
Inventory –net of allowance for inventory obsolescence	6,793,806	5,207,155
Prepaid expenses and other assets	1,188,317	1,455,765
Total current assets	38,061,734	18,877,609

Property and equipment, net	9,558,936	16,776,552
Right-of-use assets	2,728,380	-
Assets held for sale	8,323,321	-
Goodwill	4,370,894	4,370,894
Notes receivable - long-term	-	1,586,918
Deferred tax asset	-	2,282,867
Other	744,207	497,857
Total Assets	$63,787,472	$44,392,697

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$2,857,817	$4,236,945
Current portion of long-term liabilities	7,034,510	6,817,534
Lease liabilities - short-term	721,036	22,718
Deposits from customers	29,660	33,074
Accrued expenses	2,392,487	2,673,646
Deferred revenue	1,651,784	1,433,803
Accrued income taxes	89,318	419,541
Total current liabilities	14,776,612	15,637,261

Long-term liabilities
Loans payable to bank, net of current portion	1,871,201	2,240,526
Long-term lease liabilities, net of current portion	2,027,406	20,061
Notes payable, net of current portion	6,029,999	2,817,661
Mortgage payable, net of current portion	2,355,542	-
Other long-term liabilities	1,063,733	1,221,549
Series 1 preferred stock dividends payable	1,081,690	-
Paycheck Protection Program Loans	2,169,437	-
Deferred revenue - long-term	467,329	489,535
Total long-term liabilities	17,066,337	6,789,332
Total liabilities	31,842,949	22,426,593

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,
Series 1, 3,000,000 shares authorized, 2,156,784 shares issued and outstanding as of September 30, 2020 and 2,110,718 shares issued and outstanding as of September 30, 2019 (liquidation value of $10 per share)	2,157	2,111
Series A, 1,000,000 shares authorized, issued and outstanding at September 30, 2020 and September 30, 2019	1,000	1,000
Series C, 100,000 shares authorized, issued and outstanding at September 30, 2020	100	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 17,622,539 shares issued and outstanding at September 30, 2020 and 3,962,790 shares issued and outstanding at September 30, 2019	17,623	3,963
Additional paid-in capital	63,313,336	40,344,837
Accumulated deficit	(33,172,690)	(20,067,685)
Treasury stock at cost	(148,291)	-
Accumulated other comprehensive income	853,643	796,004
Cemtrex stockholders’ equity	30,866,878	21,080,230
Non-controlling interest	1,077,645	885,874
Total liabilities and stockholders’ equity	$63,787,472	$44,392,697

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended
	September 30, 2020	September 30, 2019

Revenues	$43,518,384	$39,265,041
Cost of revenues	24,153,937	23,702,367
Gross profit	19,364,447	15,562,674

Operating expenses
General and administrative	21,570,666	21,528,145
Research and development	1,827,286	1,481,879
Total operating expenses	23,397,952	23,010,024
Operating loss	(4,033,505)	(7,447,350)

Other income (expense)
Other Income	1,821,029	(62,705)
Loss on equity interests	-	(342,776)
Interest expense	(4,607,453)	(4,785,506)
Total other expense, net	(2,786,424)	(5,190,987)

Net loss before income taxes	(6,819,929)	(12,638,337)
Income tax benefit/(expense)	(2,073,835)	1,335,584
Loss from continuing operations	(8,893,764)	(11,302,753)

Loss from discontinued operations, net of tax	(812,895)	(10,559,963)

Net loss	(9,706,659)	(21,862,716)

Less income in noncontrolling interest	227,116	502,225
Net loss	$(9,933,775)	$(22,364,941)
Preferred dividends	(3,171,230)	(1,965,500)
Net loss available to Cemtrex, Inc. shareholders	$(13,105,005)	$(24,330,441)

Other comprehensive income
Foreign currency translation gain	57,639	1,624,253
Other comprehensive income attribitable to noncontrolling interest	(35,345)	(344,952)
Comprehensive income	22,294	1,279,301

Comprehensive loss	$(13,082,711)	$(23,051,140)

Loss Per Share-Basic
Continuing Operations	$(1.28)	$(6.07)
Discontinued Operations	$(0.08)	$(4.66)
Loss Per Share-Diluted
Continuing Operations	$(1.28)	$(6.07)
Discontinued Operations	$(0.08)	$(4.66)

Weighted Average Number of Shares-Basic	9,611,516	2,267,501
Weighted Average Number of Shares-Diluted	9,611,516	2,267,501

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01			Retained		Accumulated
	Number		Number		Number		Number		Additional	Earnings	Treasury	other	Cemtrex	Non-
	of		of		of		of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$40,344,837	$(20,067,685)	$-	$796,004	$21,080,230	$885,874
Foreign currency translation gain												22,294	22,294
Share-based compensation					100,000	100			191,316				191,416
Shares issued for goods and services							513,358	513	532,275				532,788
Shares sold in Securities Purchase Agreements, net of offering costs							6,643,872	6,644	11,615,276				11,621,920
Shares issued to pay notes payable							6,530,473	6,531	8,730,594				8,737,125
Dividends paid in Series 1 preferred shares	217,099	217							2,089,323	(2,089,540)			-
Income in noncontrolling interest												35,345	35,345	191,771
Purchase of treasury stock											(338,775)		(338,775)
Accrued dividends										(1,081,690)			(1,081,690)
Cancellation of Shares not issued in 2019 ATM offering							(27,954)	(28)	28				-
Retirement of treasury stock	(171,033)	(171)							(190,313)		190,484		-
Net loss										(9,933,775)			(9,933,775)
Balance at September 30, 2020	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$63,313,336	$(33,172,690)	$(148,291)	$853,643	$30,866,878	$1,077,645

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series A		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.01
								Retained	Accumulated		Non-
							Additional	Earnings	other	Total	controlling
	Number of		Number of		Number of		Paid-in	(Accumulated	Comprehensive	Stockholders’	interest of
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income(loss)	Equity	Vicon
Balance at September 30, 2018	1,914,168	$1,914	1,000,000	$1,000	1,621,719	$1,622	$31,496,671	$4,262,756	$(483,297)	$35,280,666	$-
Foreign currency translation gain									1,624,253	1,624,253
Share-based compensation							622,231			622,231
Shares issued in Subscription Rights Offering					25,126	25	138,669			138,694
Shares issued to pay notes payable					1,847,830	1,847	5,022,607			5,024,454
Dividends paid in Series 1 preferred shares	196,550	197					1,965,303	(1,965,500)		-
Shares issued in trust for ATM Offering					27,953	28	(28)			-
Shares sold in ATM Offering					34,547	35	203,644			203,679
Series B Conversion					175,562	176	356,270			356,446
Reverse split rounding shares					3,338	3	-			3
Discount on Series B (deemed dividend)							(154,512)			(154,512)
Increase in noncontrolling interest through consolidation accounting							97,149			97,149
Shares sold in Securities Purchase Agreement					226,715	227	596,833			597,060
Income in noncontrolling interest									(344,952)	(344,952)	885,874
Net loss								(22,364,941)		(22,364,941)
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	3,962,790	$3,963	$40,344,837	$(20,067,685)	$796,004	$21,080,230	$885,874

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
Cash Flows from Operating Activities	2020	2019

Net loss	$(9,706,659)	$(21,862,716)
Net loss from discontinued operations	(812,895)	(10,559,963)
Net loss from continuing operations	(8,893,764)	(11,302,753)

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	2,898,399	3,013,986
Gain/(loss) on disposal of property & equipment	37,910	471,019
Amortization of right-of-use assets	816,550	-
Change in allowance for inventory obsolescence	636,981	-
Change in allowance for doubtful accounts	(265,203)	-
Amortization of original issue discounts on notes payable	944,778	108,222
Share-based compensation	191,416	622,232
Interest expense paid in equity shares	2,859,125	1,590,374
Income tax expense/(benefit)	2,073,835	(1,335,584)
Loss on equity interests	-	342,776
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	37,390	3,082,635
Accounts receivable - related party	(660,690)	(61,799)
Inventory	(2,223,632)	1,341,569
Prepaid expenses and other curent asstets	267,448	(240,732)
Other assets	(246,350)	(27,418)
Other liabilities	(157,816)	1,221,549
Accounts payable	(846,340)	(2,114,250)
Operating lease liabilities	(816,549)	-
Deposits from customers	(3,414)	(17,545)
Accrued expenses	(4,820)	(493,921)
Deferred revenue	195,775	228,024
Income taxes payable	(121,191)	-
Net cash used by operating activities - continuing operations	(3,280,162)	(3,571,616)
Net cash provided/(used) by operating activities - discontinued operations	(812,895)	7,507,090
Net cash provided/(used) by operating activities	(4,093,057)	3,935,474

Cash Flows from Investing Activities
Net change in self-insured benefit deposits	(494,707)	(1,659,480)
Purchase of property and equipment	(1,566,014)	14,000
Purchase of marketable securities	(475,016)	(398,291)
Payments received on notes receivable	3,300,289
Net cash provided/(used) by investing activities - continuing operations	764,552	(2,043,771)
Net cash provided by investing activities - discontinued operations	-	8,883,541
Net cash provided/(used) by investing activities	764,552	6,839,770

Cash Flows from Financing Activities
Proceeds from notes payable	8,485,000	2,595,000
Payments on notes payable	(851,640)	(414,859)
Issuance of notes receivable	-	(3,300,289)
Proceeds on bank loans	3,831,100	-
Payments on bank loans	(778,090)	(1,440,535)
Proceeds from securities purchase agreements	12,462,648	-
Expenses on securities purchase agreements	(840,728)	-
Proceeds from at-the-market offerings	-	957,784
Expenses on at-the-market offerings	-	(41,438)
Proceeds from the issuance of Series B Preferred Stock	-	500,000
Expenses from the issuance of Series B Preferred Stock	-	(25,000)
Settlement of Series B Preferred Stock in cash	-	(273,092)
Revolving line of credit	(425,812)	(925,124)
Purchases of treasury stock	(338,775)	-
Payments on capital lease liabilities	(22,718)	(24,286)
Net cash provided/used by financing activities - continuing operations	21,520,985	(2,391,839)
Net cash used by financing activities - discontinued operations	-	(9,465,508)
Net cash provided/(used) by financing activities	21,520,985	(11,857,347)

Effect of currency translation	22,294	1,624,253
Net increase in cash, cash equivalents, and restricted cash	18,192,480	(1,082,103)
Cash, cash equivalents, and restricted cash at beginning of period	2,858,085	2,315,935
Cash, cash equivalents, and restricted cash at end of period	$21,072,859	$2,858,085

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$19,490,061	$1,769,994
Restricted cash	1,582,798	1,088,091
Total cash, cash equivalents, and restricted cash	$21,072,859	$2,858,085

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,590,541	$672,637

Cash paid during the period for income taxes	$32,345	$162,871

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Vicon Technologies	$500,000	$300,000
Stock issued to pay for products and/or services	$532,788	$-
Stock issued to pay notes payable	$8,737,125	$5,047,569
Dividends paid in equity shares	$2,170,990	$1,965,500

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth into a leading multi-industry technology company. The Company has expanded in a wide range of sectors, including smart technologies, virtual and augmented realities, industrial solutions, and intelligent security systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

The Company continuously assesses the composition of its portfolio businesses to ensure it is aligned with its strategic objectives and positioned to maximize growth and return in the coming years. During fiscal 2018, the Company made a strategic decision to exit its Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. Accordingly, the Company has reported the results of the Electronics Manufacturing business as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets. These changes have been applied for all periods presented. During fiscal 2019, the Company also reached a strategic decision to exit the environmental products business, which was part of the Industrial Services Segment. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets.

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the Internet of Things (IoT) and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, the Company delivers Virtual Reality (VR) and Augmented Reality (AR) solutions that provide higher productivity, progressive design and impactful experiences for consumer products, and various commercial and industrial applications. The Company is in the process of developing virtual reality applications for commercialization over the next couple years.

The AT business segment also includes the Company’s majority owned subsidiary, Vicon Industries, which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides cutting edge, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

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

Cemtrex Inc. and Subsidiaries

Going Concern Considerations

The Company has incurred substantial losses over the past two fiscal years and has debt obligations over the next fiscal year that raise going concern considerations. The Company has raised capital and will continue to reduce expenses through the use of (i) issuance of notes and subsequent settlement of such notes with equity, (ii) equity offering to qualified investors and at-the-market offerings, (iii) review and improve our business processes for more efficiency, (iv) sale or reallocation of fixed assets held from exited business segments to raise capital or increase revenue in continuing business segments, (v) development of additional products for the Advanced Technologies segment to increase revenues, (vi) cost reductions to improve overall profitability in all segments. The Company believes that these going concern considerations have been alleviated by management’s plans.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Cemtrex Advanced Technologies Inc., Cemtrex Ltd., Cemtrex Technologies Pvt. Ltd., and Advanced Industrial Services, Inc. and the Company’s majority-owned subsidiary Vicon Industries, Inc. and its subsidiaries, Telesite USA, Vicon Industries Ltd., Vicon Deutschland GmbH, and Vicon Systems, Ltd. All inter-company balances and transactions have been eliminated in consolidation.

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

Cemtrex Inc. and Subsidiaries

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

The Company has $340,848 and $606,051 allowance for doubtful accounts at September 30, 2020 and 2019, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2020 or 2019.

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

There was $4,575,193 and $3,938,212 in inventory obsolescence at September 30, 2020 and 2019, respectively. The increase in inventory obsolescence is due to the addition of slow moving and out of date products.

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

Cemtrex Inc. and Subsidiaries

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

For the years ended September 30, 2020, and 2019, there was no impairment of the Company’s goodwill.

Leases

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

Cemtrex Inc. and Subsidiaries

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

Cemtrex Inc. and Subsidiaries

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions including the United States, India, and The United Kingdom, and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

For the years ended September 30, 2020 and 2019, the Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits. The Company will record any interest and/or penalties arising from uncertain tax provisions when they are likely to occur and reasonably estimable.

Accounting for Share-Based Compensation

The Company follows ASC 718 (“Share-Based Payment”), which requires that all share-based payments to employees, including stock options, stock appreciation rights (SARs) and common stock share awards, be recognized as compensation expense in the consolidated financial statements based on their fair values and over the requisite service period.

Cemtrex Inc. and Subsidiaries

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of September 30, 2020, and 2019, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the years ended
	September 30,
	2020	2019

Warrants to purchase shares	945,833	1,050,000
Options	433,965	433,965

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2020 and September 30, 2019, comprehensive loss includes a gain of $22,295 and a gain of $1,279,301, respectively, which were entirely from foreign currency translation.

As of and for the year ended September 30, 2020 the Company used the following exchange rates.

Currency	Exchange rate at December 31, 2019	Approximate weighted average exchange rate For the three months ended December 31, 2019	Exchange rate at September 30, 2020	Approximate weighted average exchange rate For the year ended September 30, 2020
Indian Rupee	0.001	0.014	0.014	0.014
Great Britain Pound	1.320	1.290	1.287	1.248

Cemtrex Inc. and Subsidiaries

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

Recently Issued Accounting Pronouncements Not Yet Effective

Intangibles – Goodwill and Other - Internal-Use Software

In August 2018, the FASB issued No. ASU 2018-15, which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. Under the new standard, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted. As of September 30, 2020, the Company does not have significant implementation costs incurred in a cloud computing arrangement that is a service contract and therefore upon adoption the impact of the new standard on its consolidated financial statements and related disclosures is not expected to be material. All future implementation costs in such arrangements will be capitalized and amortized over the life of the arrangement, which may have a material impact in those future periods if such costs are material.

Fair Value

In August 2018, the FASB issued ASU No. 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted for any eliminated or modified disclosures upon issuance of this ASU. Upon adoption, the new standard will eliminate certain disclosure requirements in the Company’s consolidated financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and related disclosures.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future consolidated financial statements or related disclosures.

Cemtrex Inc. and Subsidiaries

NOTE 3 PURCHASED ASSETS AND INVESTMENTS

On March 23, 2018, in a private resale transaction, Cemtrex purchased 3,643 (7,284,824 prior to a 2,000-1 reverse stock split) shares of common stock and a warrant to purchase an additional 750 (1,500,000 prior to a 2,000-1 reverse stock split) shares of common stock of Vicon Industries, Inc. (OTCMKTS: VCON), (“Vicon”), from a former Vicon shareholder NIL Funding Corporation, pursuant to the terms of a Securities Purchase Agreement. Cemtrex’s purchase of the Vicon Industries common stock and warrant resulted in its beneficial ownership of approximately 46% of the outstanding shares of common stock of Vicon. Cemtrex purchased the shares of common stock and warrant of Vicon Industries in exchange for 126,579 shares of Cemtrex common stock. Following the closing of the transaction, Saagar Govil, Cemtrex’s Chairman and Chief Executive Officer, and Aron Govil, Cemtrex’s Executive Director, joined the Vicon Industries Board of Directors and Saagar Govil assumed the position of Chief Executive Officer of Vicon Industries. Following the resignation of all other Board members by January 2019, the Company gained the ability to exercise significant management control over the operations of Vicon. Because of this increased management ability, and pursuant to GAAP, the Company has consolidated the accounts of Vicon into its financial statements beginning as of January 14, 2019. Prior to January 14, 2019, the Company reported its 48% ownership of Vicon as an asset with a balance of $1,356,495 and was using the equity method of accounting for this asset. At January 14, 2019, the fair market value of the Company’s investment in Vicon was determined to be $527,089 and the Company reported as other expense a loss of $829,406, to adjust the carrying value to fair value under ASC 805. Upon recording the fair value of the assets and liabilities of Vicon, $1,893,075 was recorded as Goodwill. On May 13, 2019, the Company acquired 7,500 (15,000,000 prior to a 2,000-1 reverse stock split) shares of Vicon common stock in exchange for $300,000 owed by Vicon to the Company for services provided.  On February 21, 2020, the Company purchased 71,429 shares for $500,000. The Company now owns approximately 95% of Vicon’s outstanding shares of common stock.

NOTE 4 – DISCONTINUED OPERATIONS

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

Assets and liabilities included within discontinued operations on the Company’s Consolidated Balance Sheets at September 30, 2020 and 2019 are as follows;

	September 30,	September 30,
Assets	2020	2019
Current assets
Trade receivables - related party	544,500	555,600
Total current assets	544,500	555,600

Property and equipment, net		8,761,677
Assetss held for sale	8,323,321	-
Total Assets	$8,867,821	$9,317,277

Liabilities
Current liabilities
Accounts payable	$-	$263,832
Total liabilities	$-	$263,832

Cemtrex Inc. and Subsidiaries

Loss from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the ROB Cemtrex Companies and Griffin Filters business, sold during fiscal year 2019, which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the years ended September 30, are as follows:

	Year ended September 30,
	2020	2019

Total net sales	$-	$42,614,107
Cost of sales	-	25,788,268
Operating, selling, general and administrative expenses	812,895	20,374,141
Other expenses	-	264,505
Income (loss) from discontinued operations	(812,895)	(3,812,807)
Loss on sale of discontinued operations	-	(6,374,563)
Income tax provision	-	372,593
Discontinued operations, net of tax	$(812,895)	$(10,559,963)

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

Cemtrex Inc. and Subsidiaries

The following tables summarize the Company’s segment information:

	For the years ended
	September 30,
	2020	2019
Revenues from external customers
Advanced Technologies	$25,750,684	$19,268,687
Industrial Services	17,767,700	19,996,354
Total revenues	$43,518,384	$39,265,041

Gross profit
Advanced Technologies	$12,924,371	$8,296,186
Industrial Services	6,440,076	7,266,488
Total gross profit	$19,364,447	$15,562,674

Operating loss
Advanced Technologies	$(2,700,997)	$(5,633,572)
Industrial Services	(1,332,508)	(1,813,778)
Total operating loss	$(4,033,505)	$(7,447,350)

Other expense
Advanced Technologies	$(2,588,609)	$(4,441,385)
Industrial Services	(197,815)	(406,826)
Total other expense	$(2,786,424)	$(4,848,211)

Depreciation and Amortization
Advanced Technologies	$1,519,022	$1,350,079
Industrial Services	1,379,377	1,663,907
Total depreciation and amortization	$2,898,399	$3,013,986

	September 30,	September 30,
	2020	2019
Identifiable Assets
Advanced Technologies	$39,953,522	$19,365,582
Industrial Services	15,510,629	16,209,838
Discontinued operations	8,867,821	$9,317,277
Total Assets	$64,331,972	$44,892,697

Cemtrex Inc. and Subsidiaries

The Company generates revenue from product sales and services from its subsidiaries located in the United States, The United Kingdom, and India. Revenue and long-lived asset information for the Company is as follows:

	September 30,	September 30,
Revenues	2020	2019
U.S. Operations	$40,211,773	$35,320,625
Non-U.S. Operations	3,306,611	3,944,416
	$43,518,384	$39,265,041

	September 30,	September 30,
Long-lived Assets	2020	2019
U.S. Operations	$6,793,597	$5,395,353
Non-U.S. Operations	2,765,339	11,381,199
	$9,558,936	$16,776,552

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

Cemtrex Inc. and Subsidiaries

The Company’s fair value assets for the years ended September 30, 2020 and 2019 are as follows;

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2020
Assets
Investment in marketable securities (included in short-term investments)	$887,746	$-	$-	$887,746

	$887,746	$-	$-	$887,746

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)	Balance as of September 30, 2019
Assets
Investment in marketable securities (included in short-term investments)	$412,730	$-	$-	$412,730

	$412,730	$-	$-	$412,730

The Company’s investments are actively traded in the stock and bond markets. Therefore, there is either a realized gain or loss that is recorded when a sale happens. For the fiscal year ended September 30, 2020 the Company had sales of equity securities which yielded gross realized gains of $1,663,311 and gross realized losses of $28,229.

NOTE 7 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,582,798 and $1,088,091 as of September 30, 2020 and 2019, respectively. The Company also records a liability for claims that have been incurred but not recorded at the end of each year. The amount of the liability is determined by Benecon Group. The liability recorded in accrued expenses amounted to $98,056 and $118,889 as of September 30, 2020 and 2019, respectively.

NOTE 8 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	September 30,
	2020	2019
Accounts receivable	$7,027,645	$7,065,035
Allowance for doubtful accounts	(340,848)	(606,051)
	$6,686,797	$6,458,984

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

Cemtrex Inc. and Subsidiaries

NOTE 9 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2020	2019
Raw materials	$3,959,888	$4,917,700
Work in progress	995,184	543,857
Finished goods	6,413,927	3,683,810
	11,368,999	9,145,367

Less: Allowance for inventory obsolescence	(4,575,193)	(3,938,212)
Inventory –net of allowance for inventory obsolescence	$6,793,806	$5,207,155

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2020	2019
Land	$790,373	$-
Building and leasehold improvements	3,875,796	1,233,733
Furniture and office equipment	621,790	614,569
Computers and software	4,985,749	5,166,922
Trade show display	89,330	89,330
Machinery and equipment	13,668,263	23,463,953
	24,031,301	30,568,507

Less: Accumulated depreciation	(14,472,365)	(13,791,955)
Property and equipment, net	$9,558,936	$16,776,552

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2019. Depreciation and amortization of property and equipment totaled approximately $2,898,399 and $3,013,986 for fiscal years ended September 30, 2020 and 2019, respectively.

At September 30, 2020, the Company has $8,323,321 net value of property and equipment reported on the Consolidated Balance Sheet as Assets held for sale.

NOTE 11 – LEASES

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

Cemtrex Inc. and Subsidiaries

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

Finance and operating lease liabilities consist of the following:

	September 30,	September 30,
	2020	2019
Lease liabilities - current
Finance leases	$20,061	$22,452
Operating leases	700,975	-
	721,036	22,452

Lease liabilities - net of current portion
Finance leases	$-	$20,061
Operating leases	2,027,406	-
	$2,027,406	$20,061

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at September 30, 2020 is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
2021	20,862	838,028	858,890
2022	-	659,505	659,505
2023	-	505,550	505,550
2024	-	387,998	387,998
2025	-	364,974	364,974
2026	-	375,923	375,923
Undiscounted lease payments	20,862	3,131,978	3,152,840
Amount representing interest	(801)	(403,597)	(404,398)
Discounted lease payments	$20,061	$2,728,381	$2,748,442

Cemtrex Inc. and Subsidiaries

Additional disclosures of lease data are set forth below:

For the year ended
September 30, 2020
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$22,912
Interest on lease liabilities	832

Operating lease costs:
Amortization of right-of-use assets	816,550
Interest on lease liabilities	59,122
Total lease cost	$899,416

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$816,549
Finance leases	22,718
$839,267

Weighted-average remaining lease term - finance leases (months)	10
Weighted-average remaining lease term - operating leases (months)	51

Weighted-average discount rate - finance leases	3.63%
Weighted-average discount rate - operating leases	6.64%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 12 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2020, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $101,308, and other current assets of $1,087,009. On September 30, 2019, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $530,447, and other current assets of $925,318.

NOTE 13 - OTHER ASSETS

As of September 30, 2020, the Company had other assets of $744,207 which was comprised of rent security deposits of $294,553, other assets of $449,654. As of September 30, 2019, the Company had other assets of $497,857 which was comprised of rent security deposits of $127,246, other assets of $370,611.

Cemtrex Inc. and Subsidiaries

NOTE 14 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carries an interest of LIBOR plus 2.00% per annum (3.98% as of September 30, 2020). At September 30, 2020 there was no outstanding balance on this line of credit.

Loans payable to bank

On December 15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (4.23% as of September 30, 2020) and is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of September 30, 2020.

On December 15, 2015, the Company acquired a loan from Fulton Bank in the amount of $620,000 in order to fund the operations of Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (3.98% as of September 30, 2020) and is payable on December 15, 2020. This loan carries loan covenants which the Company was in compliance with as of September 30, 2020.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (3.98% as of September 30, 2020) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of September 30, 2020.

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.25% per annum (4.23% as of September 30, 2019) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of September 30, 2020.

Notes payable

On December 23, 2019, the Company, issued a note payable to an independent private lender in the amount of $1,725,000. This note carries interest of 8% and matures on June 23, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash.

On April 24, 2020, the Company, issued a note payable to an independent private lender in the amount of $1,725,000. This note carries interest of 8% and matures on October 24, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash.

On September 30, 2020, the Company, issued a note payable to an independent private lender in the amount of $4,605,000. This note carries interest of 8% and matures on March 30, 2022. After deduction of an original issue discount of 600,000 and legal fees of $5,000, the Company received $4,000,000 in cash.

On March 3, 2020, Vicon, a subsidiary of the Company amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL, additionally, another $500,000 is to be paid in one year. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2022. This note carries loan covenants which the Company is in compliance with as of September 30, 2020.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on The Company’s other loans from Fulton Bank. As of September 30, 2020, the Company was in compliance with these covenants.

Cemtrex Inc. and Subsidiaries

Paycheck Protection Program Loans

In April and May of 2020, the Company and its subsidiaries applied for and were granted $3,471,100 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 2% and mature in two years. The Company will apply for and fully expects these loans to be forgiven under the provisions of the CARES Act and any subsequent legislation that may be applicable. These loans are recorded under Paycheck Protection Program Loans on our Condensed Consolidated Balance Sheet as of September 30, 2020, net of the short-term portion of $1,301,663.

Estimated maturities of our long-term debt over the next 5 years are as follows;

	2021	2022	2023	2024	2025	Thereafter	Total

Fulton Bank - $5,250,000	$713,548	782,269	668,767	-	-	-	$2,164,584
Fulton Bank - $620,000	$58,897	-	-	-	-	-	$58,897
Fulton Bank - $400,000	$78,995	85,792	81,886	-	-	-	$246,673
Fulton Bank - $360,000	$67,291	69,024	72,243	75,111	47,866	-	$331,535
Fulton Bank - Mortgage payable	$81,329	84,574	88,266	92,120	96,142	1,913,111	$2,355,542
NIL Funding	$800,000	3,825,000	-	-	-	-	$4,625,000
PPP Loans	$1,301,663	2,169,437	-	-	-	-	$3,471,100
Notes Payable (1)	$3,932,787	2,205,000	-	-	-	-	$6,137,787
TOTAL	$7,034,510	$9,221,096	$911,162	$167,231	$144,008	$1,913,111	$19,391,118

(1)	Net of unamortized original issue discounts of $875,000

NOTE 15 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s CFO, is President, for total consideration of $550,000. As of September 30, 2020, and 2019, there was $1,432,209 and $771,519 in receivables due from Ducon Technologies, Inc., respectively. At September 30, 2020, $500,000 of the balance due is for the sale of Griffin, due in February 2021, and the remaining balance are various receivables with various due dates within the next fiscal year.

On May 1, 2020, Company invested $500,000 in a registered S-1 stock offering of Telidyne Inc., an OTC listed company, by purchasing 166,667 shares of common stock at $3.00 per share. Telidyne Inc. is controlled by the Company’s former CFO and Executive Director, Aron Govil. On September 30, 2020, the Company decided to withdraw its investment, the transaction was cancelled, and all proceeds were returned.

NOTE 16 – SHAREHOLDERS’ EQUITY

On July 27, 2020, the Company amended the Company’s Certificate of Incorporation (the “Amended Certificate of Incorporation”) which was duly approved by the Company’s Board of Directors and duly adopted by the Company’s shareholders increasing the number of authorized shares of all classes of stock from 30,000,000 shares to 50,000,000 shares with 40,000,000 designated as Common Stock and 10,000,000 designated as Preferred Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2020, and September 30, 2019, there were 3,256,784 and 3,110,718 shares issued and outstanding, respectively.

Series A Preferred stock

Each issued and outstanding Series A Preferred Share shall be entitled to the number of votes per share equal to the result of: (i) the number of shares of common stock of the Company issued and outstanding at the time of such vote multiplied by 1.01; divided by (ii) the total number of Series A Preferred Shares issued and outstanding at the time of such vote, at each meeting of shareholders of the Company with respect to any and all matters presented to the shareholders of the Company for their action or consideration, including the election of directors. Holders of Series A Preferred Shares shall vote together with the holders of Common Shares as a single class.

Cemtrex Inc. and Subsidiaries

The Series A Preferred Stock has no liquidation value or preference.

During the twelve-month periods ended September 30, 2020 and 2019, the Company did not issue any Series A Preferred Stock.

As of September 30, 2020, and September 30, 2019, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

On October 3, 2019, pursuant to Article IV of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up to one hundred thousand (100,000) shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock are entitled to the number of votes per share equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

For the year ended September 30, 2020, 100,000 shares of Series C Preferred Stock were issued to Aron Govil, Executive former Director and CFO of the Company as part of his employment agreement. In order to determine the fair market value of these shares the Company used the closing price of its Series 1 preferred stock of $0.95 on October 3, 2019. On July 10, 2020, Aron Govil transferred 50,000 shares of the Series C Preferred Stock to Saagar Govil.

As of September 30, 2020, there were 100,000 shares of Series C Preferred Stock issued and outstanding.

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

Cemtrex Inc. and Subsidiaries

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

As of September 30, 2020, and 2019 there were 2,156,784 and 2,110,718 shares of Series 1 Preferred Stock issued and outstanding, respectively.

For the fiscal years ended September 30, 2020 and 2019, 217,099 and 196,550 shares of Series 1 Preferred Stock were issued to pay $2,089,540 and $1,965,500 worth of dividends to holders of Series 1 Preferred Stock, respectively.

For the fiscal years ended September 30, 2020, the Company purchased 235,133 shares of its Series 1 Preferred Stock on the open market at an average price per share of $1.92, for an aggregate cost of approximately $338,775, as part of its ongoing share repurchase program announced earlier. The Company retired 171,033 shares worth $190,484 during fiscal 2020.

Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, $0.001 par value. As of September 30, 2020, there were 17,622,539 shares issued and outstanding and at September 30, 2019, there were 3,962,790 shares issued and outstanding.

During the fiscal years ended September 30, 2020 and 2019, 6,530,473 and 1,847,832 shares of the Company’s common stock have been issued to satisfy $8,737,125 and $5,047,569 of notes payable and accumulated interest, respectively.

During fiscal year 2020, the Company issued 6,643,872 shares of the Company’s common stock for $12,462,648 in gross proceeds in various subscription rights offerings. After deducting offering expenses of $840,728 the Company received $11,621,920 in net proceeds (see below).

During fiscal year 2020, the Company issued 513,358 shares in exchange for $532,788 worth of goods and services.

During fiscal year 2020, the Company cancelled 27,954 shares that were issued in trust for an ATM offering in the prior fiscal year that were not sold.

Cemtrex Inc. and Subsidiaries

Series 1 Warrants

There are currently 433,965 shares of our common stock issuable upon the exercise of our publicly traded Series 1 warrants that have an exercise price of $50.48 per share.

During the years ended September 30, 2020 and 2019, none of our outstanding Series 1 Warrants have been exercised.

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

NOTE 19 – SHARE-BASED COMPENSATION

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

Cemtrex Inc. and Subsidiaries

On September 25, 2019, the Company granted to Aron Govil, the Company’s former Executive Director and CFO, a stock option for 200,000 shares. These options have an exercise price of $1.90 per share, which vested upon grant and they expire after seven years. Upon Mr. Govil’s retirement his outstanding options that were vested remain available to him until they expire. Mr. Govil’s remaining options are;

(i) 25,000 shares of the Corporation’s common stock, CETX at an exercise price of $1.92 per share on September 25, 2021;

(ii) 12,500 shares of the Corporation’s common stock, CETX at an exercise price of $2.30 per share on September 25, 2023; and

(iii) 8,333 shares of the Corporation’s common stock, CETX at an exercise price of $2.76 per share on September 25, 2025.

The following weighted-average assumptions were used to estimate the fair value of the common stock option liability at September 30, 2019;

September 30, 2019
Expected term	5 Years
Risk-free interest rate	1.56%
Expected volatility	94.74%
Expected dividend yield	0%

During the years ended September 30, 2020 and 2019 the Company recognized $191,416 and $622,232 of share-based compensation expense on its outstanding options, respectively.

As of September 30, 2020, there was $64,278 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 4 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	79,111	$22.40	4.09	$-
Options granted	1,050,000
Options exercised	-
Options forfeited	(4,111)
Options cancelled	(75,000)
Outstanding at September 30, 2019	1,050,000			$-
Options granted	-
Options exercised	-
Options forfeited	-
Options cancelled	(104,167)
Outstanding at September 30, 2020	945,833
Exercisable at September 30, 2020	737,500	$1.71	3.00	$-

NOTE 20 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a month to month lease of 2,500 square feet of office space at a rate of $13,000 per month. The Company has recognized $143,000 of lease expense for this lease, for the year ended September 30, 2020.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2022. The Company has recognized $54,660 of lease expense for this lease, for the year ended September 30, 2020.

Cemtrex Inc. and Subsidiaries

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, the Company has recognized $77,436 of lease expense for this lease, for the year ended September 30, 2020, (ii) approximately 27,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, the Company recognized $152,880 of lease expense for prior lease on this property, in the six months ended March 31, 2020, and has recognized $139,721 of lease expense for the current lease during the six months ended September 30, 2020 and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026, the Company has recognized $87,948 of lease expense for this lease for the year ended September 30, 2020.

NOTE 21 – INCOME TAXES

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

The following is a geographical breakdown of loss before the provision for income taxes:

	Year ended September 30,
	2020	2019
Domestic	$(5,886,398)	$(10,774,136)
Foreign	(933,531)	(1,864,201)
Loss before provision for income taxes	$(6,819,929)	$(12,638,337)

The provision for income taxes consisted of the following:

	September 30, 2020	September 30, 2019
Current (benefit)/provision
Federal	$-	$-
State	(209,032)	7,978
Foreign	-	-
Total current (benefit)/provision	(209,032)	7,978

Deferred provision
Federal	2,282,867	(1,343,562)
State	-	-
Foreign	-	-
Total deferred provision	$2,282,867	$(1,343,562)

Total (benefit)/provision for income taxes	$2,073,835	$(1,335,584)

Effective Income tax rate	-30.41%	10.57%

Cemtrex Inc. and Subsidiaries

The following is a reconciliation of the effective income tax rate to the federal and state statutory rates:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2020	September 30, 2019
U.S. statutory rate	21.00%	21.00%
State statutory rate	6.50%	6.50%
Foreign tax rate differential	0.00%	0.00%
Change in valuation allowance	-33.00%	-12.83%
Effect of change in rates	0.00%	-6.23%
Nondeducttible expenses	-24.91%	2.13%
Effective rate	-30.41%	10.57%

The components of our deferred tax assets and liabilities are summarized as follows:

	September 30, 2020	September 30, 2019
Deferred Tax Assets:
Net operating loss carryforwards	$15,136,466	$15,473,774
Inventory	1,475,593	1,121,788
Prepaid expenses	74,149	-
Allowance for bad debt	52,168	121,485
Depreciation	331,924	341,093
Non-qualified stock options	393,191	393,518
Warrants (interest expense)	78,557	78,622
Accrued compensation	623,996	327,487
Warranty Reserve	100,926	101,010
Unearned revenue	109,013	113,111
Other	61	638,022
Total gross deferred taxes	18,376,044	18,709,910
Valuation allowance	(17,168,322)	(15,292,817)
Net deferred tax assets	1,207,722	3,417,093

Deferred Tax Liabilities:
Accrued vacation	-	(1,804)
Inventory	(41,526)	-
Prepaid expenses	(45,563)	(25,305)
Goodwill amortization	(163,839)	(112,800)
Research and development expenses	(42,274)	(42,216)
Depreciation	(807,096)	(821,440)
Gain/loss on fixed asset disposal	(106,753)	(130,661)
Other	(671)	-
Total deferred tax liabilities	(1,207,722)	(1,134,226)

Total deferred tax assets (liabilities)	$-	$2,282,867

Cemtrex Inc. and Subsidiaries

NOTE 22– SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. Centrex concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

Acquisition of Virtual Driver Interactive

On October 26, 2020, the company acquired Virtual Driver Interactive (“VDI”), a California based provider of innovative driver training simulation solutions for a purchase price of $1,339,774.

For over 10 years, VDI has been known for its effective and engaging driver training systems, designed for users of all ages and skill levels. The Company offers comprehensive training for new teen and novice drivers, along with advanced training for corporate fleets and truck drivers. VDI’s wide range of training courses and system options provide customers with highly portable, affordable and effective solutions, all while focusing on the dangers of distracted driving.

The Company paid $900,000 in cash and issued a Note payable in the amount of $439,774. This note carries interest of 5% and is payable in two installments of $239,774 plus accumulated interest on October 26, 2021, and $200,000 plus accumulated interest on October 26, 2022.

Preferred shares issued for dividend

On October 6, 2020, the Company issued 108,169 shares of its Series 1 Preferred Stock to for the dividends that were accrued for the September 30, 2020 dividend payment. The dividend was paid to shareholders of record as of September 30, 2020.

Common shares issued subsequent to financial statements date.

On November 3, 2020, the Company issued 345,648 shares of common stock to satisfy $323,517 worth of notes payable and accumulated interest.

Strategic Investment in MasterpieceVR

On November 13, 2020, Cemtrex made an equity investment of $500,000 in MasterpieceVR and the investment represents roughly an 8% stake in MasterpieceVR. MasterpieceVR is a software company that is developing powerful software for content creation using virtual reality. Currently, creative professionals worldwide are challenged in creating 3D visual content because existing software is too complex and slow to use, creating a significant unmet market. Thanks to advances in machine learning and virtual reality, MasterpieceVR’s software platform is the first end to end solution to enable any creative professional to make 3D content fast and easy. Masterpiece Studio has partnered with leading technology companies and its software is used by a host of the world’s major studios.

