Form 10-Q
period 2020-12-31
CEMTREX INC
filed 2021-05-28
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 25, 2021, the issuer had 18,711,463 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and September 30, 2020 (Restated)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended December 31, 2020 (Unaudited) and December 31, 2019 (Restated)	4

	Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2020 (Unaudited)/(Restated)	5

	Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2019 (Unaudited)/(Restated)	6

	Condensed Consolidated Statements of Cash Flow for the three months ended December 31, 2020 (Unaudited) and December 31, 2019 (Restated)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

SIGNATURES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(UNAUDITED)	(Restated)
	December 31,	September 30,
Assets	2020	2020
Current assets
Cash and equivalents	$15,866,068	$19,490,061
Restricted cash	1,799,428	1,582,798
Short-term investments	1,092,835	887,746
Trade receivables, net	4,477,644	6,686,797
Trade receivables - related party	1,670,201	1,432,209
Inventory –net of allowance for inventory obsolescence	7,426,416	6,793,806
Prepaid expenses and other assets	943,566	1,188,317
Total current assets	33,276,158	38,061,734

Property and equipment, net	6,682,041	6,961,751
Right-of-use assets	2,680,187	2,728,380
Assets held for sale	8,323,321	8,323,321
Goodwill	5,710,668	4,370,894
Other	1,103,149	744,207
Total Assets	$57,775,524	$61,190,287

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,155,532	$2,857,817
Short-term liabilities	6,308,840	7,034,510
Lease liabilities - short-term	749,738	721,036
Deposits from customers	33,199	29,660
Accrued expenses	2,348,582	2,392,487
Deferred revenue	1,262,302	1,651,784
Accrued income taxes	15,219	89,318
Total current liabilities	12,873,412	14,776,612

Long-term liabilities
Loans payable to bank	1,600,011	1,871,201
Long-term lease liabilities	1,944,754	2,027,406
Notes payable	5,325,105	6,029,999
Mortgage payable	2,331,380	2,355,542
Other long-term liabilities	1,071,589	1,063,733
Paycheck Protection Program Loans	2,761,054	2,169,437
Deferred Revenue - long-term	700,645	467,329
Total long-term liabilities	15,734,538	15,984,647

Total liabilities	28,607,950	30,761,259

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,264,953 shares issued and outstanding as of December 31, 2020 and 2,156,784 shares issued and outstanding as of September 30, 2020 (liquidation value of $10 per share)	2,265	2,157
Series A, 1,000,000 shares authorized, issued and outstanding at December 31, 2020 and September 30, 2020	1,000	1,000
Series C, 100,000 shares authorized, issued and outstanding at December 31, 2020 and September 30, 2020	100	100
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,968,177 shares issued and outstanding at December 31, 2020 and 17,622,539 shares issued and outstanding at September 30, 2020	17,968	17,623
Additional paid-in capital	60,645,236	60,221,766
Retained earnings (accumulated deficit)	(34,212,695)	(32,520,084)
Treasury stock at cost	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	1,814,976	1,777,112
Total Cemtrex stockholders’ equity	28,120,559	29,351,383
Non-controlling interest	1,047,015	1,077,645
Total liabilities and shareholders’ equity	$57,775,524	$61,190,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the three months ended
	December 31, 2020	December 31, 2019
	(Unaudited)	(Restated)
Revenues	$8,836,076	$12,220,083
Cost of revenues	4,830,606	6,871,597
Gross profit	4,005,470	5,348,486

Operating expenses
General and administrative	5,417,196	4,574,410
Research and development	634,225	376,586
Total operating expenses	6,051,421	4,950,996
Operating income/(loss)	(2,045,951)	397,490

Other income/(expense)
Other Income/(expense)	950,988	224,325
Interest Expense	(608,941)	(482,522)
Total other expense, net	342,047	(258,197)

Net income/(loss) before income taxes	(1,703,904)	139,293
Income tax benefit/(expense)	(28,954)	-
Net income/(loss)	(1,732,858)	139,293
Less net income/(loss) attributable to noncontrolling interest	(40,247)	194,911
Net Income income/(loss) attributable to Cemtrex, Inc. shareholders	(1,692,611)	(55,618)

Net income/(loss)	(1,732,858)	139,293

Other comprehensive income:
Foreign currency translation gain	47,481	563,727
Comprehensive income/(loss)	(1,685,377)	703,020

Less comprehensive income/(loss) attributable to noncontrolling interest	(30,630)	176,482

Comprehensive income/(loss) attributable to Cemtrex, Inc. shareholders	$(1,654,747)	$526,538

Loss Per Share-Basic	$(0.09)	$(0.01)
Loss Per Share-Diluted	$(0.09)	$(0.01)

Weighted Average Number of Shares-Basic	17,842,664	4,086,609
Weighted Average Number of Shares-Diluted	17,842,664	4,086,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited/Restated)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01
										Retained		Accumulated
	Number		Number		Number		Number		Additional	Earnings	Treasury	other	Cemtrex	Non-
	of		of		of		of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2020, as reported	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$63,313,336	$(33,172,690)	$(148,291)	$853,643	$28,269,693	$1,077,645
Adjustment									(3,091,570)	652,606		923,469
Balance at September 30, 2020, as restated	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$60,221,766	$(32,520,084)	$(148,291)	$1,777,112	$29,351,383	$1,077,645
Foreign currency translation gain												37,864	37,864
Share-based compensation									16,071				16,071
Shares issued to pay notes payable							345,638	345	407,507				407,852
Dividends paid in Series 1 preferred shares	108,169	108							(108)				-
Net income/(loss) attributable to noncontrolling interest													-	(40,247)
Comprehensive income/(loss) attributable to noncontrolling interest													-	9,617
Net loss										(1,692,611)			(1,692,611)
Balance at December 31, 2020	2,264,953	$2,265	1,000,000	$1,000	100,000	$100	17,968,177	$17,968	$60,645,236	$(34,212,695)	$(148,291)	$1,814,976	$28,120,559	$1,047,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited/Restated)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01
										Retained		Accumulated
	Number		Number		Number		Number		Additional	Earnings	Treasury	other	Cemtrex	Non-
	of		Of		of		of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$38,280,167	$(24,926,536)	$-	$1,720,343	$21,080,230	$885,874
Comprehensive income												582,156	582,156
Share-based compensation					100,000	100			119,004				119,104
Shares issued to pay accounts payable							18,358	18	27,520				27,538
Shares sold in Securities Purchase Agreements, net of offering costs							338,393	338	359,712				360,050
Stock issued to pay notes payable							105,042	105	130,147				130,252
Dividends paid in Series 1 preferred shares	105,965	106							(106)				-
Net income/(loss) attributable to noncontrolling interest													-	194,911
Comprehensive income/(loss) attributable to noncontrolling interest														(18,429)
Net loss										1,004,032			1,004,032
Balance at December 31, 2019	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	4,424,583	$4,424	$38,916,444	$(23,922,504)	$-	$2,302,499	$17,304,180	$1,062,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended
	December 31,
Cash Flows from Operating Activities	2020	2019
	(unaudited)	(restated)
Net loss	$(1,732,858)	$139,293

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	360,578	396,676
Gain/(loss) on disposal of property & equipment	4,050	826
Amortization of right-of-use assets	186,777	162,713
Change in allowance for inventory obsolescence	(628,614)	(19,569)
Change in allowance for doubtful accounts	(3,979)	4,362
Amortization of original issue discounts on notes payable	250,000	133,833
Share-based compensation	16,069	119,104
Interest expense paid in equity shares	87,099	30,252
Accrued interest on notes payable	126,390	105,529
Income tax expense/(benefit)	(28,954)	-
Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	2,213,132	(196,737)
Accounts receivable - related party	(243,006)	(370,090)
Inventory	(3,996)	(46,168)
Prepaid expenses and other current assets	273,705	(359,945)
Other assets	141,058	(493,797)
Other liabilities	7,856	(43,959)
Accounts payable	(702,285)	(890,667)
Operating lease liabilities	(192,534)	(205,492)
Deposits from customers	3,539	2,388
Accrued expenses	(38,891)	222,083
Deferred revenue	(156,166)	263,982
Income taxes payable	(74,099)	(188)
Net cash used by operating activities	(135,129)	(1,045,571)

Cash Flows from Investing Activities
Purchase of property and equipment	(13,321)	(465,193)
Proceeds from sale of marketable securities	-	298,674
Investment in Virtual Driver Interactive	(900,000)	-
Investment in MasterpieceVR	(500,000)	-
Purchase of marketable securities	(205,089)	-
Net cash used by investing activities	(1,618,410)	(166,519)

Cash Flows from Financing Activities
Proceeds from notes payable	-	2,990,000
Payments on notes payable	(1,275,000)	(109,520)
Payments on bank loans	(354,708)	(236,153)
Proceeds from securities purchase agreements	-	379,000
Expenses on securities purchase agreements	-	(18,950)
Revolving line of credit	-	(16,872)
Net cash provided/(used) by financing activities	(1,629,708)	2,987,505

Effect of currency translation	(24,116)	563,727
Net increase in cash, cash equivalents, and restricted cash	(3,383,247)	1,775,415
Cash, cash equivalents, and restricted cash at beginning of period	21,072,859	2,858,085
Cash, cash equivalents, and restricted cash at end of period	$17,665,496	$5,197,227

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$15,866,068	$3,963,958
Restricted cash	1,799,428	1,233,269
Total cash, cash equivalents, and restricted cash	$17,665,496	$5,197,227

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$145,452	$176,218

Cash paid during the period for income taxes	$74,099	$188

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Virtual Driver Interactive	$439,774	$-
Stock issued to pay for products and/or services	$-	$27,583
Stock issued to pay notes payable	$407,854	$130,252

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

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the Internet of Things (IoT) and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, the Company delivers Virtual Reality (VR) and Augmented Reality (AR) solutions that provide higher productivity, progressive design and impactful experiences for consumer products, and various commercial and industrial applications. The Company is in the process of developing its own virtual reality applications for commercialization over the next couple years.

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

Industrial Services (IS)

Cemtrex’s IS segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals, among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Acquisition of Virtual Driver Interactive

On October 26, 2020, the company acquired Virtual Driver Interactive (“VDI”), a California based provider of innovative driver training simulation solutions for a purchase price of $1,339,774.

For over 10 years, VDI has been known for its effective and engaging driver training systems, designed for users of all ages and skill levels. The Company offers comprehensive training for new teen and novice drivers, along with advanced training for corporate fleets and truck drivers. VDI’s wide range of training courses and system options provide customers with highly portable, affordable and effective solutions, all while focusing on the dangers of distracted driving. Result for VDI will be reported under the AT segment.

The Company paid $900,000 in cash and issued a Note payable in the amount of $439,774. This note carries interest of 5% and is payable in two installments of $239,774 plus accumulated interest on October 26, 2021, and $200,000 plus accumulated interest on October 26, 2022. The Company is accounting for this acquisition as a business combination and is currently calculating the allocation of the purchase price.

Strategic Investment

On November 13, 2020, Cemtrex made a $500,000 investment via a simple agreement for future equity(“SAFE”)  in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined.  MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in Other assets in the accompanying balance sheet and the Company accounts for this investment using the fair value method.  No impairment has been recorded for the three months ended December 31, 2020.

Potential Impacts of COVID-19 on our Business

The current COVID-19 pandemic has impacted our business operations and the results of our operations in this fiscal year, primarily with delays in expected orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India has been under lock down. Overall bookings level in both business segments has been impacted, particularly in this quarter by more than 20%. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months. We are also starting to see the costs of certain components that are facing shortages to increase in price which may affect gross margins.

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

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2020 of Cemtrex Inc.

The accompanying condensed consolidated balance sheet has been derived from the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2020, adjusted and restated as further discussed in Note 2 of these financial statements. Additionally, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), the Condensed Consolidated Statement of Stockholders’ Equity, the Condensed Consolidated Statements of Cash Flows, and notes to the financial statements related to the results of the three-month period ended December 31, 2019 have been restated.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Cemtrex Advanced Technologies Inc., Cemtrex Ltd., Cemtrex Technologies Pvt. Ltd., Griffin Filters, LLC, Cemtrex XR Inc., and Advanced Industrial Services, Inc. and the Company’s majority owned subsidiary Vicon Industries, Inc. and its subsidiaries, Telesite USA, IQInVision, Vicon Industries Ltd., and Vicon Systems, Ltd. All inter-company balances and transactions have been eliminated in consolidation.

Restatement of Financial Statements

Background

On February 23, 2021, Cemtrex’s Board of Directors determined that certain transactions between Cemtrex Inc. and First Commercial, a company owned by former Executive Director, former Controlling Shareholder and former CFO, Aron Govil, were incorrectly handled and accounted for.

The total amount of disputed transfers was approximately $7,100,000 and occurred in fiscal year 2017 in the amount of $5,600,000 and in fiscal year 2018 in the amount of $1,500,000. Cemtrex did not find any other such transfers during this period or thereafter, upon further review of the Company’s records.

Upon the Company’s investigation into this matter, the Company has determined that there were inaccuracies in the Company’s financial statements. The financials for the periods 2017 and 2018 were incorrect corresponding to the amounts that were incorrectly accounted for and subsequent years were affected by the roll forward effects of these entries. The Company found unsupported advertising expenses in the amount of approximately $400,000 on Cemtrex Inc’s income statement for fiscal year 2018 and found that approximately $5,700,000 of intangible assets and $975,000 of research and development expenses, as translated at from Indian Rupee at the time, were recorded on Cemtrex India’s financial statements in fiscal year 2018 and could not be substantiated. The total amount of unsubstantiated transfers recorded by Cemtrex India and the unsupported advertising expense recorded by Cemtrex, Inc. sums to $7,100,000, corresponding with the total amount in question regarding First Commercial transfers during fiscal years 2017 and 2018.

As part of the restatement investigation, it was determined that the Company did not follow GAAP in the treatment of its Series 1 Preferred dividends. The Company currently has a deficit in retained earnings and in accordance with guidance has reversed the accrual for dividends payable and placed the amount of the accrual back into retained earnings.

Position and Adjusting Entries

The Company has determined that these transactions are not material in the years that they occurred and conclude that prior financial reports can be relied upon. The Company’s determination is based on the following: The adjustments do not cause any changes to the previously reported cash and debt balances as of the end of each of the periods in FY 2019 and 2020. The adjustments also do not cause any changes to revenues in any of the prior periods. In addition, the Company expects to maintain compliance with its debt covenants based on a preliminary review of the covenants for all the impacted periods. The Company has also determined that the adjustments have little effect on the trend of earnings over the last three fiscal years. In 2017 the operations of the Company were vastly different with both the environmental and circuit board manufacturing segments accounting for approximately 75% of revenues. These businesses are now either sold or discontinued. The current reported 2017 financial statements of the Company do not give an accurate representation of the Company today because only 16% of the $120M business operations are still a part of current operations.

The table below represents the balances of the affected accounts on the Condensed Consolidated Balance Sheets as of September 30, 2020, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), Condensed Consolidated Statement of Stockholders’ Equity, and the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2019.

Condensed Consolidated Balance Sheets

	Balance as reported on September 30, 2020	Adjustment of net value of intangible assets	Cumulative effect of derecognition of expenses	Loss on amounts transferred to First Commercial	Restatement on Dividends	Cumulative effect of currency translation	Adjusted balance at September 30, 2020

Property and equipment, net	$9,558,936	$(2,597,185)					$6,961,751
Series 1 preferred stock dividends payable	$1,081,690				$(1,081,690)		$-
Additional paid-in capital	$63,313,336				$(3,091,570)		$60,221,766
Retained earnings (accumulated deficit)	$(33,172,690)		$3,579,346	$(7,100,000)	$4,173,260		$(32,520,084)
Accumulated other comprehensive income	$853,643					$923,469	$1,777,112

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the three months ended
	December 31, 2019
	Previously reported	Adjustments	Adjusted

Net loss available to Cemtrex, Inc. shareholders	$(1,393,815)	$1,338,197	$(55,618)
Foreign currency translation gain	$583,026	$(870)	$582,156
Loss Per Share-Basic	$(0.34)	$0.33	$(0.01)
Loss Per Share-Diluted	$(0.34)	$0.33	$(0.01)

Condensed Consolidated Statement of Stockholders’ Equity

	For the three months ended
	December 31, 2019
	Previously reported	Adjustments	Adjusted

Retained earnings (accumulated deficit) at December 31, 2019	$(20,067,685)	$(4,858,851)	$(24,926,536)
Net loss	$(334,165)	$1,338,197	$1,004,032
Retained earnings (accumulated deficit) at December 31, 2019	$(21,461,500)	$(2,461,004)	$(23,922,504)
Accumulated other comprehensive income (loss)e at September 30, 2019	$796,004	$924,339	$1,720,343
Comprehensive income	$564,597	$(870)	$563,727
Accumulated other comprehensive income (loss)e at December 31, 2019	$1,379,030	$923,469	$2,302,499
Additional paid-in capital	$40,981,114	$(2,064,670)	$38,916,444

Condensed Consolidated Statements of Cash Flows

	For the three months ended
	December 31, 2019
	Previously reported	Adjustments	Adjusted

Net loss	$(139,254)	$278,547	$139,293
Depreciation and amortization	$674,353	$(277,677)	$396,676
Net cash used by operating activities	$(1,046,441)	$870	$(1,045,571)
Effect of currency translation	$564,597	$(870)	$563,727

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding these transactions.

In the settlement, Mr. Govil is required to pay the Company consideration with a total value of $7,100,000 (the “Settlement Amount”) within 10 business days of entering the Agreement. Part of the Settlement Amount was paid in securities: Mr. Govil has transferred to the Company securities that he or his entities owned in our company, including 1,000,000 shares of Series A Preferred Stock, 50,000 Shares of Series C Preferred Stock, Series 469,949 shares of Series 1 Preferred Stock, and forfeited all outstanding options to purchase shares of commons stock (collectively, the “Securities”). The Securities surrendered by Govil to the Company were collectively valued at the amount of $5,566,720 for the purposes of the agreement, the Company is currently evaluating the fair market value of the Securities.

The balance of the Settlement Amount is contained in a secured promissory note (the “Note”) that Mr. Govil has issued to our company. The Note bears interest at 9% per annum and is secured by all of Mr. Govil’s assets. Mr. Govil also agreed to sign an affidavit confessing judgment in the event of a default on the Note.

The Company will recognize the effects of this agreement in the next reporting period. The Company expects to recognize an unusual, one-time gain of $7,100,000 in accordance with the terms of the agreement.

Accounting Pronouncements

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2020, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Recently Issued Accounting Standards

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). The update provides optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this guidance in the second quarter of 2020. The adoption of this guidance had no impact on the Company’s Condensed Consolidated Financial Statements or the related disclosures.

NOTE 3 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three months ended December 31, 2020, and 2019, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended
	December 31,
	2020	2019

Warrants to purchase shares	945,833	1,050,000
Options	433,965	433,965

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

The following tables summarize the Company’s segment information:

	For the three months ended
	December 31,
	2020	2019
Revenues from external customers
Advanced Technologies	$4,672,869	$7,225,233
Industrial Services	4,163,207	4,994,850
Total revenues	$8,836,076	$12,220,083

Gross profit
Advanced Technologies	$2,346,272	$3,542,787
Industrial Services	1,659,198	1,805,699
Total gross profit	$4,005,470	$5,348,486

Operating loss
Advanced Technologies	$(1,842,346)	$298,479
Industrial Services	(203,605)	99,011
Total operating loss	$(2,045,951)	$397,490

Other expense
Advanced Technologies	$367,235	$(226,815)
Industrial Services	(25,188)	(31,382)
Total other expense	$342,047	$(258,197)

Depreciation and Amortization		(restated)
Advanced Technologies	$115,832	$106,549
Industrial Services	244,746	290,127
Total depreciation and amortization	$360,578	$396,676

	December 31,	September 30,
	2020	2020
		(restated)
Identifiable Assets
Advanced Technologies	$34,159,688	$36,732,018
Industrial Services	14,748,015	15,590,448
Discontinued operations	8,867,821	8,867,821
Total Assets	$57,775,524	$61,190,287

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

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee’s ability to continue as a going concern.

The Company’s fair value assets at December 31, 2020 and 2019 are as follows.

	Quoted Prices	Significant	Significant	Balance
	in Active	Other	Unobservable	as of
	Markets for	Observable	Inputs	December 31,
	Identical Assets	Inputs	(Level 3)	2020
	(Level 1)	(Level 2)
Assets
Investment in marketable securities
(included in short-term investments)	$1,092,835	$-	$-	$1,092,835
Investment in MasterpieceVR	-	-	500,000	500,000
(included in Other assets)
	$1,092,835	$-	$500,000	$1,592,835

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Observable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2019
Assets
Investment in marketable securities
(included in short-term investments)	$114,056	$-	$-	$114,056

	$114,056	$-	$-	$114,056

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,642,013 as of December 31, 2020. Additionally, the Company has a standby letter of credit for deposit on a building lease and payable against. a money market account, the amount of the standby letter of credit is $157,415.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	December 31,	September 30,
	2020	2020
Accounts receivable	$4,814,513	$7,027,645
Allowance for doubtful accounts	(336,869)	(340,848)
	$4,477,644	$6,686,797

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	December 31,	September 30,
	2020	2020
Raw materials	$4,116,780	$3,959,888
Work in progress	977,039	995,184
Finished goods	6,279,176	6,413,927
	11,372,995	11,368,999

Less: Allowance for inventory obsolescence	(3,946,579)	(4,575,193)
Inventory –net of allowance for inventory obsolescence	$7,426,416	$6,793,806

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	September 30,
	2020	2020
		(restated)
Land	$790,373	$790,373
Building and leasehold improvements	3,879,426	3,875,796
Furniture and office equipment	627,641	621,790
Computers and software	264,940	264,940
Trade show display	89,330	89,330
Machinery and equipment	13,805,019	13,668,263
	19,456,729	19,310,492

Less: Accumulated depreciation	(12,774,688)	(12,348,741)
Property and equipment, net	$6,682,041	$6,961,751

Depreciation expense for the three months ended December 31, 2020 and 2019 were $360,578 and $396,676, respectively.

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

Finance and operating lease liabilities consist of the following:

	December 31,	September 30,
	2020	2020
Lease liabilities - current
Finance leases	$14,245	$20,061
Operating leases	735,493	700,975
	749,738	721,036

Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	1,944,754	2,027,406
	$1,944,754	$2,027,406

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at December 31, 2020 is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
2021	14,306	587,954	602,260
2022	-	721,161	721,161
2023	-	519,740	519,740
2024	-	382,838	382,838
2025	-	359,658	359,658
2026 & thereafter	-	558,410	558,410
Undiscounted lease payments	14,306	3,129,761	3,144,067
Amount representing interest	(61)	(449,514)	(449,575)
Discounted lease payments	$14,245	$2,680,247	$2,694,492

Additional disclosures of lease data are set forth below:

	Three months ended	Three months ended
	December 31, 2020	December 31, 2019
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$5,728	$5,728
Interest on lease liabilities	27	208

Operating lease costs:
Amortization of right-of-use assets	186,777	156,777
Interest on lease liabilities	16,636	20,375
Total lease cost	$209,168	$183,088

Other information:
Cash paid for amounts included in the
measurement of lease liabilities:
Operating leases	$178,228	$5,936
Finance leases	14,306	199,290
	$192,534	$205,226

Weighted-average remaining lease term - finance leases (months)	7	19
Weighted-average remaining lease term - operating leases (months)	48	36

Weighted-average discount rate - finance leases	3.63%	6.95%
Weighted-average discount rate - operating leases	6.64%	6.57%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2020, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $46,713, other current assets of $1,219,807. On September 30, 2020, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $101,308, and other current assets of $1,087,009.

NOTE 12 - OTHER ASSETS

As of December 31, 2020, the Company had other assets of $1,103,149 which was comprised of rent security of $294,978, a strategic investment in MasterpieceVR, of $500,000, and other assets of $308,171. As of September 30, 2020, the Company had other assets of $744,207 which was comprised of rent security deposits of $294,553 and other assets of $449,654.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and Former CFO, is President, for total consideration of $550,000. As of December 31, 2020, and September 30, 2020, there was $1,477,644 and $1,432,209 in receivables due from Ducon Technologies, Inc., respectively. At December 31, 2020, $500,000 of the balance due is for the sale of Griffin, due in February 2021, and the remaining balance are various receivables with various due dates within the next fiscal year. The Company is currently negotiating a payment agreement surrounding all these amounts due.

Please see Note 2 for further transactions relating to Aron Govil.

NOTE 14 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carries an interest of LIBOR plus 2.00% per annum (2.34% as of December 31, 2020). At December 31, 2020 there was no outstanding balance on this line of credit.

Loans payable to bank

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (2.59% as of December 31, 2020) and is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of December 31.

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $620,000 in order to fund the operations of Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (3.98% as of September 30, 2020) and was fully paid on December 15, 2020.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (2.34% as of December 31, 2020) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of December 31, 2020.

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.25% per annum (2.59% as of December 31, 2020) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of December 31, 2020.

Notes payable

On December 23, 2019, the Company, issued a note payable to an independent private lender in the amount of $1,725,000. This note carries interest of 8% and matures on June 23, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash. This note was satisfied on November 2, 2020.

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

On March 3, 2020, Vicon, a subsidiary of the Company amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL, additionally, another $500,000 is to be paid in one year. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2022. This note carries loan covenants which the Company is in compliance with as of December 31, 2020.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on The Company’s other loans from Fulton Bank. As of December 31, the Company was in compliance with these covenants.

Paycheck Protection Program Loans

In April and May of 2020, the Company and its subsidiaries applied for and were granted $3,471,100 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 1% and mature in two years. The Company will apply for and fully expects these loans to be forgiven under the provisions of the CARES Act and any subsequent legislation that may be applicable. These loans are recorded under Paycheck Protection Program Loans on our Condensed Consolidated Balance Sheet as of September 30, 2020, net of the short-term portion of $710,046. At the time of this filing, $3,156,700 of these loans have been forgiven.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2020, and September 30, 2019, there were 3,364,953and 3,156,974 shares issued and outstanding, respectively.

Series 1 Preferred Stock

On March 30, 2020, the Company amended the Certificate of Designation (the “Amended Certificate of Designation”) for our Series 1 Preferred Stock (the “Series 1 Stock”). The Amended Certificate of Designation increased the number of authorized preferred shares under the designation for our Series 1 Preferred Stock from 3,000,000 shares to 4,000,000 shares.

For the three months ended December 31, 2020, 108,169 shares of Series 1 Preferred Stock were issued to pay $1,080,690 worth of dividends to holders of Series 1 Preferred Stock.

As of December 31, 2020, and September 30, 2020, there were 2,264,953 and 2,156,784 shares of Series 1 Preferred Stock issued and outstanding, respectively.

Series A Preferred stock

During the three-month period ended December 31, 2020, the Company did not issue any Series A Preferred Stock.

As of December 31, 2020, and September 30, 2020, there were 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

As of December 31, 2020, there were 100,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of December 31, 2020, there were 17,968,177 shares issued and outstanding and at September 30, 2019, there were 3,962,790 shares issued and outstanding.

During the three months ended December 31, 345,638 shares of the Company’s common stock have been issued to satisfy $225,000 of notes payable, $98,517 in accrued interest, and $84,335 of excess value of shares issued recorded as interest expense.

Shares Surrendered in Settlement

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding these transactions.

In the settlement, Mr. Govil is required to pay the Company consideration with a total value of $7,100,000 (the “Settlement Amount”) within 10 business days of entering the Agreement. Part of the Settlement Amount was paid in securities: Mr. Govil has transferred to the Company securities that he or his entities owned in our company, including 1,000,000 shares of Series A Preferred Stock, 50,000 Shares of Series C Preferred Stock, Series 469,949 shares of Series 1 Preferred Stock, and forfeited all outstanding options to purchase shares of commons stock (collectively, the “Securities”). The Securities surrendered by Govil to the Company were collectively valued at the amount of $5,566,720 for the purposes of the agreement, the Company is currently evaluating the fair market value of the Securities.

NOTE 16 – SHARE-BASED COMPENSATION

For the three months ended December 31, 2020 and 2019, the Company recognized $16,071 and $119,104 of share-based compensation expense on its outstanding options, respectively. As of December 31, $192,812 of unrecognized share-based compensation expense is expected to be recognized over a period of five years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a month-to-month lease of 2,500 square feet of office space at a rate of $13,000 per month. The Company has recognized $39,000 of lease expense for this lease, for the three months ended December 31, 2020.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2022. The Company has recognized $13,665 of lease expense for this lease, for the three months ended December 31, 2020.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, the Company has recognized $19,359 of lease expense for this lease, for the year ended December 31, 2020, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, the Company recognized $86,157 of lease expense for prior lease on this property, during the three months ended December 31, 2020 and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2021 and 2026, the Company has recognized $21,987 of lease expense for this lease for the year ended December 31, 2020.

NOTE 18 - SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

Common shares issued subsequent to financial statements date.

In January and February of 2021, the Company issued 743,286 shares of common stock to satisfy $918,039 worth of notes payable and accrued interest.

Departure and appointment of Certain Officers and Directors

On January 6, 2021, Priscilla Popov was dismissed from her position as Chief Financial Officer (“CFO”) at Cemtrex.

On January 6, 2021, Christopher C. Moore was appointed Cemtrex’s Chief Financial Officer where he is responsible for the Company’s financial planning, accounting, tax, and business process functions.

On January 25, 2021, Raju Panjwani resigned his role as a Board Member to retire and pursue other interests.

Paycheck Protection Program Loan

On January 24, 2021, and April 17, 2021 subsidiaries of the company received additional $1,970,785 and $971,500, respectively, of Paycheck Protection Program funds as part of the second Paycheck Protection Program for which the subsidiary qualifies due to the decrease in revenues.

In April 2021 $3,156,700 of our first round Paycheck Protection Program Loans have been forgiven.

Settlement Agreement

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding the transactions reported in Note 2 of this 10-Q.

In the settlement, Mr. Govil is required to pay the Company consideration with a total value of $7,100,000 (the “Settlement Amount”) within 10 business days of entering the Agreement. Part of the Settlement Amount was paid in securities: Mr. Govil has transferred to the Company securities that he or his entities owned in our company, including 1,000,000 shares of Series A Preferred Stock, 50,000 Shares of Series C Preferred Stock, Series 469,949 shares of Series 1 Preferred Stock, and forfeited all outstanding options to purchase shares of commons stock (collectively, the “Securities”). The Securities surrendered by Govil to the Company were collectively valued at the amount of $5,566,720 for the purposes of the agreement, the Company is currently evaluating the fair market value of the Securities.

The balance of the Settlement Amount is contained in a secured promissory note (the “Note”) that Mr. Govil has issued to our company. The Note bears interest at 9% per annum and is secured by all of Mr. Govil’s assets. Mr. Govil also agreed to sign an affidavit confessing judgment in the event of a default on the Note.

The Company will recognize the effects of this agreement in the next reporting period. The Company expects to recognize an unusual, one-time gain of $7,100,000 in accordance with the terms of the agreement.

Series 1 Preferred Stock Dividend

On March 18, 2021, The Board of Directors of Cemtrex, Inc. passed a resolution that the company will pay its dividend on Series 1 Preferred Stock in additional shares of Series 1 Preferred Stock. The holders of the Series 1 Preferred Stock are entitled to receive dividends at the rate of 10% annually, based on the $10.00 per share Preference Amount, payable semiannually. The Company issued 89,752 shares of our Series 1 Preferred Stock on April 6, 2021, to the holders of record on close of business on March 31, 2021.

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

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment delivers cutting-edge technologies in the Internet of Things (IoT) and Smart Devices, such as the SmartDesk. Through the Company’s advanced engineering and product design, the Company delivers Virtual Reality (VR) and Augmented Reality (AR) solutions that provide higher productivity, progressive design and impactful experiences for consumer products, and various commercial and industrial applications. The Company is in the process of developing its own virtual reality applications for commercialization over the next couple years.

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

Industrial Services (IS)

Cemtrex’s IS segment, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals, among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

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

Certain of our accounting policies are deemed “significant”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2020.

Results of Operations - For the three months ending December 31, 2020 and 2019

Total revenue for the three months ended December 31, 2020 and 2019 was $8,836,076 and $12,220,083, respectively, a decrease of $3,384,007, or 28%. Loss from operations for the three months ended December 31, 2020 was $2,045,951 compared to operating income of $397,490 for the three months ended December 31, 2020, a decrease of $2,443,441, or 615%. Total revenue for the quarter decreased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis. Loss from operations increased due to decreased sales during the COVID-19 crisis.

Revenues

Our Advanced Technologies segment revenues for the three months ended December 31, 2020, decreased by $2,552,364 or 35% to $4,672,869 from $7,225,233 for the three months ended December 31, 2019. This decrease is mainly due to the impact of the COVID-19 crisis.

Our Industrial Services segment revenues for the three months ended December 31, 2020, decreased by $831,643 or 17%, to $4,163,207 from $4,994,850 for the three months ended December 31, 2019. This decrease is mainly due to the impact of the COVID-19 crisis.

Gross Profit

Gross Profit for the three months ended December 31, 2020 was $4,005,470 or 45% of revenues as compared to gross profit of $5,348,486 or 44% of revenues for the three months ended December 31, 2019. Gross profit decreased in the three months ended December 31, 2020, compared to the three months ended December 31, 2019 due to lower sales, however the percentage increase is due to a shift by management in the last fiscal year to focus on products with higher gross margins. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2020 increased $842,786 or 18% to $5,417,196 from $4,574,410 for the three months ended December 31, 2019. General and administrative expenses as a percentage of revenue was 61% and 37% of revenues for the three-month periods ended December 31, 2020 and 2019. The increase in General and Administrative Expenses as a percentage of revenue is the reduction in sales from the same quarter last year and on a dollar per dollar basis is the result of increased personnel expenses, marketing and sales expenses offset by a reduction in travel expenses.

Research and Development Expenses

Research and Development expenses for the three months ended December 31, 2020 was $634,225 compared to $376,586 for the three months ended December 31, 2019. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first quarter of fiscal 2021 was $342,047 as compared to $(258,197) for the first quarter of fiscal 2020. Other income/(expense) for the three months ended December 31, 2020 was primarily due to realized and unrealized income on the sale of marketable securities, offset by interest expense on interest bearing liabilities.

Provision for Income Taxes

During the first quarter of fiscal 2021 the Company recorded an income tax provision of $28,954 compared to no provision for the first quarter of fiscal 2020. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions.

Comprehensive loss

The Company had a comprehensive loss of $1,654,747, or 19% of revenues, for the three-month period ended December 31, 2020 as compared to a comprehensive income of $526,538 or 4% of revenues, for the three months ended December 31, 2019. Comprehensive loss increased in the first quarter as compared to comprehensive loss in the same period last year was primarily due to the increase in the operating loss period over period.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $20,402,746 at December 31, 2020 compared to $23,285,122 at September 30, 2020. This includes cash and equivalents and restricted cash of $17,665,496 at December 31, 2020 and $21,072,859 at September 30, 2020, respectively. The decrease in working capital was primarily due to the reduction of the Company’s cash and equivalents, and trade receivables during the first quarter of fiscal year 2021.

Accounts receivable decreased $2,209,153 or 33% to $4,477,644 at December 31, 2020 from $6,686,797 at September 30, 2020. The decrease in accounts receivable is attributable to lower sales in the first quarter of fiscal year 2021 due to the COVID-19 crisis.

Inventories increased $632,610 or 9% to $7,426,416 at December 31, 2020 from $6,793,806 at September 30, 2020. The increase inventories is attributable to the purchase of inventories for new products the Company plans to ship in the future .

Operating activities used $135,129 cash for the three months ended December 31, 2020 compared to using $1,045,571of cash for the three months ended December 31, 2019. The decrease in operating cash flows was primarily due to the decrease in the Company’s accounts receivable, as compared to the same period a year ago.

Investment activities used $1,618,410 of cash for the three months ended December 31, 2020 compared to using cash of $166,519 during the three-month period ended December 31, 2019. Investing activities for the first quarter of fiscal year 2021 were driven by the Company’s investment in Virtual Driver Interactive, MasterpieceVR Software, fixed assets and marketable securities.

Financing activities used $1,629,708 of cash in the three-month period ended December 31, 2020 as compared to providing cash of $2,987,505 in the three-month period ended December 31, 2019. Financing activities were primarily driven by payments on bank loans and notes payable.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on their evaluation, our management has concluded that as of December 31, 2020 there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2020 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Part II Other Information

Item 1. Legal Proceedings.

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2020, the Company issued an aggregate of 345,638 shares of common stock in exchange for aggregate consideration of $323,517, which was used for working capital and research and development. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Designations of Series B Redeemable Convertible Preferred Stock.(14)
3.12	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.13	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.14	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.15*	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Intentionally left blank
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Intentionally left blank
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Intentionally left blank
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 28, 2021	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: May 28, 2021		/s/ Christopher C. Moore
Christopher C. Moore
Chief Financial Officer
and Principal Financial Officer

