Form 10-Q
period 2021-03-31
CEMTREX INC
filed 2021-06-23
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 18, 2021, the issuer had 18,711,463 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and September 30, 2020 (Restated)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended March 31, 2021 (Unaudited) and March 31, 2020 (Restated)	4

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2021 (Unaudited)/(Restated)	5

	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2020 (Unaudited)/(Restated)	6

	Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2021 (Unaudited) and March 31, 2020 (Restated)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

SIGNATURES		32

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(UNAUDITED)	(Restated)
	March 31,	September 30,
Assets	2021	2020
Current assets
Cash and equivalents	$15,573,734	$19,490,061
Restricted cash	1,706,926	1,582,798
Short-term investments	522,612	887,746
Trade receivables, net	5,403,292	6,686,797
Trade receivables - related party	1,498,776	1,432,209
Inventory –net of allowance for inventory obsolescence	7,358,808	6,793,806
Prepaid expenses and other assets	1,820,031	1,188,317
Total current assets	33,884,179	38,061,734

Property and equipment, net	7,335,201	6,961,751
Right-of-use assets	2,862,154	2,728,380
Assets held for sale	8,323,321	8,323,321
Goodwill	5,886,096	4,370,894
Other	1,074,861	744,207
Total Assets	$59,365,812	$61,190,287

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,314,545	$2,857,817
Short-term liabilities	6,595,935	7,034,510
Lease liabilities - short-term	764,108	721,036
Deposits from customers	96,468	29,660
Accrued expenses	2,676,724	2,392,487
Deferred revenue	1,473,041	1,651,784
Accrued income taxes	553	89,318
Total current liabilities	13,921,374	14,776,612

Long-term liabilities
Loans payable to bank	1,323,989	1,871,201
Long-term lease liabilities	2,106,545	2,027,406
Notes payable	3,154,743	6,029,999
Mortgage payable	2,306,834	2,355,542
Other long-term liabilities	1,075,171	1,063,733
Paycheck Protection Program Loans	5,406,477	2,169,437
Deferred Revenue - long-term	784,667	467,329
Total long-term liabilities	16,158,426	15,984,647

Total liabilities	30,079,800	30,761,259

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,Series 1, 3,000,000 shares authorized, 1,795,004 shares issued and outstanding as of March 31, 2021 and 2,156,784 shares issued and outstanding as of September 30, 2020 (liquidation value of $10 per share)	1,795	2,157
Series A, 1,000,000 shares authorized, zero shares issued and outstanding at March 31, 2021 and 1,000,000 shares issued and outstanding at September 30, 2020 - 1,000 Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2021 and 100,000 shares issued and outstanding at September 30, 2020	50	100
Common stock, $0.001 par value, 50,000,000 shares authorized, 18,711,463 shares issued and outstanding at March 31, 2021 and 17,622,539 shares issued and outstanding at September 30, 2020	18,711	17,623
Additional paid-in capital	58,320,570	60,221,766
Retained earnings (accumulated deficit)	(31,758,563)	(32,520,084)
Treasury stock at cost	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	1,824,350	1,777,112
Total Cemtrex stockholders’ equity	28,258,622	29,351,383
Non-controlling interest	1,027,390	1,077,645
Total liabilities and shareholders’ equity	$59,365,812	$61,190,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the three months ended		For the six months ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Revenues	9,260,385	12,113,847	18,096,461	24,333,930
Cost of revenues	5,331,501	6,767,743	10,162,107	13,639,340
Gross profit	3,928,884	5,346,104	7,934,354	10,694,590

Operating expenses
General and administrative	5,249,985	5,458,071	10,667,181	10,032,481
Research and development	641,497	404,933	1,275,722	781,519
Total operating expenses	5,891,482	5,863,004	11,942,903	10,814,000
Operating income/(loss)	(1,962,598)	(516,900)	(4,008,549)	(119,410)

Other income/(expense)
Other income/(expense)	1,679,944	447,792	2,630,932	672,117
Settlement Agreement - Related Party	3,674,165	-	3,674,165	-
Interest Expense	(849,076)	(1,348,298)	(1,458,017)	(1,830,820)
Total other income/(expense), net	4,505,033	(900,506)	4,847,080	(1,158,703)

Net loss before income taxes	2,542,435	(1,417,406)	838,531	(1,278,113)
Income tax benefit/(expense)	(98,477)	(189,543)	(127,431)	(189,543)
Net income/(loss)	2,443,958	(1,606,949)	711,100	(1,467,656)

Less income in noncontrolling interest	(10,174)	(7,848)	(50,421)	187,063
Net income/(loss) attributable to Cemtrex, Inc. shareholders	$2,454,132	$(1,599,101)	$761,521	$(1,654,719)

Net income/(loss)	$2,443,958	$(1,606,949)	$711,100	$(1,467,656)
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(87,972)	(749,826)	(40,491)	(166,800)
Defined benefit plan actuarial gain/(loss)	87,895	-	87,895	-
Comprehensive income/(loss)	2,443,881	(2,356,775)	758,504	(1,634,456)

Less comprehensive income/(loss) attributable to noncontrolling interest	19,625	(897)	50,255	(214,237)

Comprehensive income/(loss) attributable to Cemtrex, Inc. shareholders	$2,424,256	$(2,355,878)	$708,249	$(1,420,219)

Income/(loss) Per Share-Basic	$0.13	$(0.26)	$0.04	$(0.31)
Income/(loss) Per Share-Diluted	$0.13	$(0.26)	$0.04	$(0.31)

Weighted Average Number of Shares-Basic	18,559,113	6,250,761	18,195,731	5,292,167
Weighted Average Number of Shares-Diluted	18,629,064	6,250,761	18,200,974	5,292,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited/Restated)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2020, as reported	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$63,313,336	$(33,172,690)	$(148,291)	$853,643	$28,269,693	$1,077,645
Adjustment									(3,091,570)	652,606		923,469
Balance at September 30, 2020, as restated	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$60,221,766	$(32,520,084)	$(148,291)	$1,777,112	$29,351,383	$1,077,645
Foreign currency translation gain/(loss)												37,864	37,864
Share-based compensation									16,071				16,071
Shares issued to pay notes payable							345,638	345	407,507				407,852
Dividends paid in Series 1 preferred shares	108,169	108							(108)				-
Net income/(loss) attributable to noncontrolling interest													-	(40,247)
Comprehensive income/(loss) attributable to noncontrolling interest													-	9,617
Net loss										(1,692,611)			(1,692,611)
Balance at December 31, 2020	2,264,953	$2,265	1,000,000	$1,000	100,000	$100	17,968,177	$17,968	$60,645,236	$(34,212,695)	$(148,291)	$1,814,976	$28,120,559	$1,047,015
Foreign currency translation gain/(loss)												(78,521)	(78,521)
Defined benefit plan actuarial gain/(loss)												87,895	87,895
Share-based compensation									49,246				49,246
Shares issued to pay notes payable							743,286	743	1,298,733				1,299,476
Income in noncontrolling interest														(19,625)
Shares and options surrendered in settelment agreement	(469,949)	(470)	(1,000,000.00)	(1,000)	(50,000)	(50)			(3,672,645)				(3,674,165)
Net income										2,454,132			2,454,132
Balance at March 31, 2021	1,795,004	$1,795	-	$-	50,000	$50	18,711,463	$18,711	$58,320,570	$(31,758,563)	$(148,291)	$1,824,350	$28,258,622	$1,027,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited/Restated)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01
										Retained		Accumulated
	Number		Number		Number		Number		Additional	Earnings	Treasury	other	Cemtrex	Non-
	of		of		of		of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$39,339,862	$(23,679,587)	$-	$1,791,153	$17,458,502	$885,874
Foreign currency translation gain												582,156	582,156
Share-based compensation					100,000	100			119,004				119,104
Shares issued to pay accounts payable							18,358	18	27,520				27,538
Shares sold in Securities Purchase Agreements, net of offering costs							338,393	338	359,712				360,050
Stock issued to pay notes payable							105,042	105	130,147				130,252
Dividends paid in Series 1 preferred shares	105,965	106							(106)				-
Net income/(loss) attributable to noncontrolling interest													-	194,911
Comprehensive income/(loss) attributable to noncontrolling interest													-	(18,429)
Net loss										(55,618)			(55,618)
Balance at December 31, 2019	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	4,424,583	$4,424	$39,976,139	$(23,735,205)	$-	$2,373,309	$18,621,984	$1,062,356

Foreign currency translation gain												(748,929)	(748,929)
Share-based compensation									24,104				24,104
Shares sold in Securities Purchase Agreements, net of offering costs							847,000	847	1,160,253				1,161,100
Stock issued to pay notes payable							2,518,045	2,519	3,499,747				3,502,266
Shares issued for services							150,000	150	170,850				171,000
Purchase of treasury stock											(190,483)		(190,483)
Noncontrolling interest													-	(16,593)
Net loss										(1,599,101)			(1,599,101)
Balance at March 31, 2020	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	7,939,628	$7,940	$44,831,093	$(25,334,306)	$(190,483)	$1,624,380	$20,941,941	$1,045,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited/Restated)

	For the six months ended
	March 31,

Cash Flows from Operating Activities	2021	2020
	(unaudited)	(restated)
Net income/(loss)	$711,100	$(1,467,656)

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	680,004	888,391
Gain on disposal of property and equipment	9,219	311
Amortization of right-of-use assets	438,539	281,758
Change in allowance for inventory obsolescence	(948,733)	(19,569)
Change in allowance for doubtful accounts	(137,356)	(6,416)
Share-based compansation	65,318	143,208
Income tax expense/ (benefit)	127,431	189,543
Interest expense paid in equity shares	657,329	1,004,518
Accrued interest on notes payable	41,833	291,384
Amortization of original issue discounts on notes payable	475,000	317,667
Gain on marketable securities	(1,869,338)	(338,057)
Settlement Agreement - Related Party	(3,674,165)	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	1,420,861	(62,013)
Accounts receivable - related party	(71,581)	(90)
Inventory	383,731	(419,711)
Prepaid expenses and other curent asstets	(631,714)	(297,176)
Other assets	169,346	(834,561)
Other liabilities	11,438	(90,121)
Accounts payable	(543,272)	(854,616)
Operating lease liabilities	(450,102)	(293,138)
Deposits from customers	66,808	9,166
Accrued expenses	161,820	(143,160)
Deferred revenue	138,595	227,172
Income taxes payable	(88,765)	102,463
Net cash used by operating activities	(2,856,654)	(1,370,703)

Cash Flows from Investing Activities
Purchase of property and equipment	(944,601)	(4,340,023)
Investment in Virtual Driver Interactive	(900,000)	-
Investment in MasterpieceVR	(500,000)	-
Proceeds from sale of marketable securities	7,080,375	13,083,547
Purchase of marketable securities	(4,845,903)	(12,347,199)
Purchases of treasury stock	-	(190,483)
Note Receivable - Related party	-	-
Net cash used by investing activities	(110,129)	(3,794,158)

Cash Flows from Financing Activities
Proceeds from notes payable	-	2,990,000
Payments on notes payable	(2,070,257)	(676,640)
Proceeds on bank loans	-	2,476,000
Payments on bank loans	(655,276)	(133,414)
Proceeds from Paycheck Protection Program Loans	1,970,785	-
Proceeds from securities purchase agreements	-	1,580,100
Expenses on securities purchase agreements	-	(58,950)
Revolving line of credit	-	387,598
Net cash provided/(used) by financing activities	(754,748)	6,564,694

Effect of currency translation	(70,668)	(193,974)
Net increase in cash, cash equivalents, and restricted cash	(3,721,531)	1,399,833
Cash, cash equivalents, and restricted cash at beginning of period	21,072,859	2,858,085
Cash, cash equivalents, and restricted cash at end of period	17,280,660	$4,063,944

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$15,573,734	$2,809,591
Restricted cash	1,706,926	1,254,353
Total cash, cash equivalents, and restricted cash	$17,280,660	$4,063,944

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$283,855	$342,268

Cash paid during the period for income taxes	$88,765	$188

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Virtual Driver Interactive	$439,774	$-
Stock issued to pay for products and/or services	$-	$198,583
Stock issued to pay notes payable	$1,707,327	$3,632,518

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

Acquisition of Virtual Driver Interactive

On October 26, 2020, the company acquired Virtual Driver Interactive (“VDI”), a California based provider of innovative driver training simulation solutions for a purchase price of $1,339,774 plus contingent consideration.

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

The Company paid $900,000 in cash and issued a Note payable in the amount of $439,774. This note carries interest of 5% and is payable in two installments of $239,774 plus accumulated interest on October 26, 2021, and $200,000 plus accumulated interest on October 26, 2022. Additionally, the Company paid contingent consideration of $175,428 in May 2021. There is no further contingent consideration specified in the purchase agreement. The Company has accounted for this acquisition as a business combination and is in the process of calculating the allocation of purchase price. All amounts paid have been included in goodwill in the accompanying condensed consolidated balance sheet.

Strategic Investment

On November 13, 2020, Cemtrex made a $500,000 investment via a simple agreement for future equity(“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment using the fair value method. No impairment has been recorded for the three and six months ended March 31, 2021.

Potential Impacts of COVID-19 on our Business

The current COVID-19 pandemic has impacted our business operations and the results of our operations in this fiscal year, primarily with delays in expected orders by many customers and new product development. Overall bookings level in both business segments have been impacted. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions of existing products have been delayed for several months. We are also starting to see the costs of certain components that are facing shortages, increase in price which may affect gross margins.

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

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2020, of Cemtrex Inc.

The accompanying condensed consolidated balance sheet has been derived from the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2020, adjusted and restated as further discussed in Note 2 of these financial statements. Additionally, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), the Condensed Consolidated Statement of Stockholders’ Equity, the Condensed Consolidated Statements of Cash Flows, and notes to the financial statements related to the results of the three and six month periods ended March 31, 2020, have been restated.

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

Upon the Company’s investigation into this matter, the Company has determined that there were inaccuracies in the Company’s financial statements. The financials for the periods 2017 and 2018 were incorrect corresponding to the amounts that were incorrectly accounted for, and subsequent years were affected by the roll forward effects of these entries. The Company found unsupported advertising expenses in the amount of approximately $400,000 on Cemtrex Inc’s income statement for fiscal year 2018 and found that approximately $5,700,000 of intangible assets and $975,000 of research and development expenses, as translated at from Indian Rupee at the time, were recorded on Cemtrex India’s financial statements in fiscal year 2018 and could not be substantiated. The total amount of unsubstantiated transfers recorded by Cemtrex India and the unsupported advertising expense recorded by Cemtrex, Inc. sums to $7,100,000, corresponding with the total amount in question regarding First Commercial transfers during fiscal years 2017 and 2018.

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

The table below represents the balances of the affected accounts on the Condensed Consolidated Balance Sheets as of September 30, 2020, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended March 31, 2020, Condensed Consolidated Statement of Stockholders’ Equity, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2020.

Condensed Consolidated Balance Sheets

	Balance as reported on September 30, 2020	Adjustment of net value of intangible assets	Cumulative effect of derecognition of expenses	Loss on amounts transferred to First Commercial	Restatement on Dividends	Cumulative effect of currency translation	Adjusted balance at September 30, 2020

Property and equipment, net	$9,558,936	$(2,597,185)					$6,961,751
Series 1 preferred stock dividends payable	$1,081,690				$(1,081,690)		$-
Additional paid-in capital	$63,313,336				$(3,091,570)		$60,221,766
Retained earnings (accumulated deficit)	$(33,172,690)		$3,579,346	$(7,100,000)	$4,173,260		$(32,520,084)
Accumulated other comprehensive income	$853,643					$923,469	$1,777,112

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the three months ended
	March 31, 2020
	Previously reported	Adjustments	Adjusted

Net Income income/(loss) attributable to Cemtrex, Inc. shareholders	$(1,886,648)	$287,547	$(1,599,101)
Foreign currency translation gain/(loss)	$(750,696)	$870	$(749,826)
Loss Per Share-Basic	$(0.30)	$0.05	$(0.26)
Loss Per Share-Diluted	$(0.30)	$0.05	$(0.26)

	For the six months ended
	March 31, 2020
	Previously reported	Adjustments	Adjusted

Net loss available to Cemtrex, Inc. shareholders	$(2,203,469)	$548,750	$(1,654,719)
Foreign currency translation gain	$(157,377)	$(9,423)	$(166,800)
Loss Per Share-Basic	$(0.42)	$0.10	$(0.31)
Loss Per Share-Diluted	$(0.42)	$0.10	$(0.31)

Condensed Consolidated Statement of Stockholders’ Equity

	For the six months ended
	March 31, 2020
	Previously reported	Adjustments	Adjusted

Retained earnings (accumulated deficit) at September 30, 2019	$(20,067,685)	$(3,611,902)	$(23,679,587)
Net income/(loss)	$(2,203,469)	$548,750	$(1,654,719)
Retained earnings (accumulated deficit) at March 31, 2020	$(24,357,704)	$(976,602)	$(25,334,306)
Accumulated other comprehensive income/(loss)at September 30, 2019	$796,004	$806,889	$1,602,893
Comprehensive income/(loss)	$564,597	$(870)	$563,727
Accumulated other comprehensive income/(loss) at March 31, 2020	$1,379,030	$806,019	$2,185,049
Additional paid-in capital	$46,895,763	$(2,064,670)	$44,831,093

Condensed Consolidated Statements of Cash Flows

	For the six months ended
	March 31, 2020
	Previously reported	Adjustments	Adjusted

Net loss	$(2,016,406)	$548,750	$(1,467,656)
Depreciation and amortization	$1,427,718	$(539,327)	$888,391
Net cash used by operating activities	$(1,380,126)	$9,423	$(1,370,703)
Effect of currency translation	$(184,551)	$(9,423)	$(193,974)

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding these transactions.

As part of the Settlement Agreement, Mr. Govil was required to pay the Company consideration of $7,100,000 (the “Settlement Amount”) by entering into the Agreement. The Settlement Amount was satisfied in a combination of Mr. Govil forfeiting certain Preferred Stock and outstanding options and executing a secured note in the amount of $1,533,280. The Independent Board of Directors in coordination with Management concluded the settlement represented fair value.

In March 2021, Mr. Govil returned to the Company 1,000,000 shares of Series A Preferred Stock, 50,000 Shares of Series C Preferred Stock, 469,949 shares of Series 1 Preferred Stock, and forfeited all outstanding options to purchase shares of commons stock (collectively, the “Securities”). For the purposes of accounting recognition, the Company determined the fair value of the Series A, Series C, and Series 1 Preferred stock based on the closing trading value of the Series 1 Preferred Stock on the date of the agreement. The options surrendered were valued using the Black-Scholes option pricing model.

The Company recognized the gain with respect to the surrendered Securities during this reporting period. The gain of $3,674,165 is reported as Settlement Agreement - Related Party on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

As discussed above, Mr. Govil also executed a secured promissory note (the “Note”) in the amount of $1,533,280. The Note matures and is due in full in two years and bears interest at 9% per annum and is secured by all of Mr. Govil’s assets. Mr. Govil also agreed to sign an affidavit confessing judgment in the event of a default on the Note. While the Company believes the note is fully collectible, in accordance with ASC 450-30, Gain Contingencies, the Company determined the gain will not be recognized until the note is paid. Accordingly, the note and associated gain is not presented on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). The update provides optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020, through December 31, 2022. The Company adopted this guidance in the second quarter of 2020. The adoption of this guidance had no impact on the Company’s Condensed Consolidated Financial Statements or the related disclosures.

NOTE 3 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and six months ended March 31, 2021, and 2020, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2021	2020	2021	2020

Warrants to purchase shares	433,965	433,965	433,965	433,965
Options	880,049	1,050,000	944,757	1,050,000

NOTE 4 – SEGMENT INFORMATION

The Company reports and evaluates financial information for two segments: Advanced Technologies (AT) segment, and the Industrial Services (IS) segment. The AT segment develops smart devices and provides progressive design and development solutions to create impactful experiences for mobile, web, virtual and augmented reality, wearables and television as well as providing cutting edge, mission critical security and video surveillance. The IS segment offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers in USA in industries such as: manufacturing, steel, printing, construction, & petrochemical.

The following tables summarize the Company’s segment information:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues from external customers
Advanced Technologies	$5,487,414	$6,186,400	$10,160,283	$13,411,633
Industrial Services	$3,772,971	5,927,447	7,936,178	10,922,297
Total revenues	$9,260,385	$12,113,847	$18,096,461	$24,333,930

Gross profit
Advanced Technologies	$2,646,926	$3,331,799	$4,993,198	$6,874,586
Industrial Services	1,281,958	2,014,305	2,941,156	3,820,004
Total gross profit	$3,928,884	$5,346,104	$7,934,354	$10,694,590

Operating loss
Advanced Technologies	$(1,693,377)	$(630,814)	$(3,535,723)	$(91,275)
Industrial Services	(269,221)	113,914	(472,826)	(28,135)
Total operating loss	$(1,962,598)	$(516,900)	$(4,008,549)	$(119,410)

Other income/(expense)
Advanced Technologies	$3,497,148	$(850,329)	$3,864,383	$(1,072,396)
Industrial Services	735,518	(50,177)	710,330	(86,307)
Total other expense	$4,232,666	$(900,506)	$4,574,713	$(1,158,703)

Depreciation and Amortization		(restated)		(restated)
Advanced Technologies	$89,746	$111,638	$205,578	$226,740
Industrial Services	229,680	371,524	474,426	661,651
Total depreciation and amortization	$319,426	$483,162	$680,004	$888,391

	March 31,	September 30,
	2020	2020
		(restated)
Identifiable Assets
Advanced Technologies	$32,297,470	$36,732,018
Industrial Services	18,025,093	15,590,448
Discontinued operations	8,867,821	8,867,821
Total Assets	$59,190,384	$61,190,287

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

The Company’s fair value assets at March 31, 2021 are as follows.

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant	Balance
	Identical Assets	Observable Inputs	Unobservable Inputs	as of March 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Investment in marketable securities
(included in short-term investments)	$522,612	$-	$-	$522,612

Investment in MasterpieceVR			$500,000	$500,000
(included in Other assets)

	$522,612	$-	$500,000	$1,022,612

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,549,511 as of March 31, 2021. Additionally, the Company has a standby letter of credit for deposit on a building lease and payable against. a money market account, the amount of the standby letter of credit is $157,415.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	March 31,	September 30,
	2021	2020
Accounts receivable	$5,606,784	$7,027,645
Allowance for doubtful accounts	(203,492)	(340,848)
	$5,403,292	$6,686,797

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	March 31,	September 30,
	2021	2020
Raw materials	$4,170,573	$3,959,888
Work in progress	137,037	995,184
Finished goods	6,677,658	6,413,927
	10,985,268	11,368,999

Less: Allowance for inventory obsolescence	(3,626,460)	(4,575,193)
Inventory –net of allowance for inventory obsolescence	$7,358,808	$6,793,806

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2021	2020
		(restated)
Land	$790,373	$790,373
Building and leasehold improvements	3,950,430	3,875,796
Furniture and office equipment	677,643	621,790
Computers and software	269,851	264,940
Trade show display	89,330	89,330
Machinery and equipment	14,594,734	13,668,263
	20,372,361	19,310,492

Less: Accumulated depreciation	(13,037,160)	(12,348,741)
Property and equipment, net	$7,335,201	$6,961,751

Depreciation expense for the three and six months ended March 31, 2021, and 2020 were $319,426 and $483,162, and $680,004 and $888,391, respectively.

NOTE 10 – LEASES

ASC 842, “Leases”, requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at either the effective date (the “effective date method”) or the beginning of the earliest period presented (the “comparative method”) using a modified retrospective approach. Under the effective date method, the Company’s comparative period reporting is unchanged. In contrast, under the comparative method, the Company’s date of initial application is the beginning of the earliest comparative period presented, and the Topic 842 transition guidance is then applied to all comparative periods presented. Further, under either transition method, the standard includes certain practical expedients intended to ease the burden of adoption. The Company adopted ASC 842 October 1, 2019, using the effective date method and elected certain practical expedients allowing the Company not to reassess:

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

Finance and operating lease liabilities consist of the following:

	March 31, 2021	September 30, 2020
Lease liabilities - current
Finance leases	$8,501	$20,061
Operating leases	755,607	700,975
	764,108	721,036

Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	2,106,545	2,027,406
	$2,106,545	$2,027,406

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at March 31, 2021, is set forth below:

	Finance leases	Operating Leases	Total
Years ending September 30,
2021	8,528	404,419	412,947
2022	-	799,784	799,784
2023	-	616,607	616,607
2024	-	480,881	480,881
2025	-	457,078	457,078
2026 & Thereafter	-	573,198	573,198
Undiscounted lease payments	8,528	3,331,967	3,340,495
Amount representing interest	(27)	(469,815)	(469,842)
Discounted lease payments	$8,501	$2,862,152	$2,870,653

Additional disclosures of lease data are set forth below:

	Six months ended
	March 31, 2021	March 31, 2020
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$11,456	$11,456
Interest on lease liabilities	61	416

Operating lease costs:
Amortization of right-of-use assets	438,539	275,822
Interest on lease liabilities	34,613	20,375
Total lease cost	$484,669	$308,069

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$450,102	$11,872
Finance leases	20,034	398,580
	$470,136	$410,452

Weighted-average remaining lease term - finance leases (months)	3	16
Weighted-average remaining lease term - operating leases (months)	72	28

Weighted-average discount rate - finance leases	3.63%	3.63%
Weighted-average discount rate - operating leases	6.85%	6.57%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2021, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,040,370, other current assets of $779,661. On September 30, 2020, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $101,308, and other current assets of $1,087,009.

NOTE 12 - OTHER ASSETS

As of March 31, 2021, the Company had other assets of $1,074,861 which was comprised of rent security of $294,978, a strategic investment in MasterpieceVR of $500,000, and other assets of $280,074. As of September 30, 2020, the Company had other assets of $744,207 which was comprised of rent security deposits of $294,553 and other assets of $449,654.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and Former CFO, is President, for total consideration of $550,000. As of March 31, 2021, and September 30, 2020, there was $1,498,776 and $1,432,209 in receivables due from Ducon Technologies, Inc., respectively. At March 31, 2021, $500,000 of the balance due is for the sale of Griffin, which was due in February 2021, and the remaining balance are various receivables with various due dates within the next fiscal year. The Company is currently negotiating a payment agreement surrounding all these amounts due.

Please see Note 2 for further transactions relating to Aron Govil.

NOTE 14 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carries an interest of LIBOR plus 2.00% per annum (2.19% as of March 31, 2021). At March 31, 2021 there was no outstanding balance on this line of credit.

Loans payable to bank

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (2.44% as of March 31, 2021) and is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of March 31, 2021.

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $620,000 in order to fund the operations of Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (2.19% as of March 31, 2021) and was fully paid on December 15, 2020.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (2.19% as of March 31, 2021) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of March 31, 2021.

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.25% per annum (2.44% as of March 31, 2021) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of March 31, 2021.

Notes payable

On December 23, 2019, the Company, issued a note payable to an independent private lender in the amount of $1,725,000. This note carries interest of 8% and matures on June 23, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash. This note was satisfied on November 2, 2020.

On April 24, 2020, the Company, issued a note payable to an independent private lender in the amount of $1,725,000. This note carries interest of 8% and matures on October 24, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash. This note was satisfied on January 21, 2021.

On September 30, 2020, the Company, issued a note payable to an independent private lender in the amount of $4,605,000. This note carries interest of 8% and matures on March 30, 2022. After deduction of an original issue discount of 600,000 and legal fees of $5,000, the Company received $4,000,000 in cash.

On March 3, 2020, Vicon, a subsidiary of the Company amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL, additionally, another $500,000 is to be paid in one year. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2022. This note carries loan covenants which the Company is in compliance with as of March 31, 2021.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum (2.69% as of March 31, 2021) and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on The Company’s other loans from Fulton Bank. As of March 31, 2021, the Company was in compliance with these covenants.

Paycheck Protection Program Loans

In April and May of 2020, the Company and its subsidiaries applied for and were granted $3,471,100 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 1% and mature in two years. The Company will apply for and fully expects these loans to be forgiven under the provisions of the CARES Act and any subsequent legislation that may be applicable. These loans are recorded under Paycheck Protection Program Loans on our Condensed Consolidated Balance Sheet as of September 30, 2020, net of the short-term portion of $710,046. In April and June of 2021 $3,156,700 and $193,000 of these loans were forgiven.

On January 24, 2021, and April 17, 2021, subsidiaries of the company received additional $1,970,785 and $971,500, respectively, of Paycheck Protection Program funds as part of the second Paycheck Protection Program for which the subsidiary qualifies due to the decrease in revenues. These loans bear interest of 1% and mature in five years.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of March 31, 2021, and September 30, 2020, there were 1,845,004 and 3,364,953 shares issued and outstanding, respectively.

Series 1 Preferred Stock

On March 30, 2020, the Company amended the Certificate of Designation (the “Amended Certificate of Designation”) for our Series 1 Preferred Stock (the “Series 1 Stock”). The Amended Certificate of Designation increased the number of authorized preferred shares under the designation for our Series 1 Preferred Stock from 3,000,000 shares to 4,000,000 shares.

For the six months ended March 31, 2021, 108,169 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

During the three-month period ended March 31, 2021, the Company retired 469,949 shares of Series 1 Preferred Stock surrendered by Aron Govil as part of the settlement agreement (see Note 2).

As of March 31, 2021, and September 30, 2020, there were 1,795,004 and 2,156,784 shares of Series 1 Preferred Stock issued and outstanding, respectively.

Series A Preferred stock

During the three-month period ended March 31, 2021, the Company retired 1,000,000 shares of Series A Preferred Stock surrendered by Aron Govil as part of the settlement agreement (see Note 2).

As of March 31, 2021, and September 30, 2020, there were zero and 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

During the three-month period ended March 31, 2021, the Company retired 50,000 shares of Series C Preferred Stock surrendered by Aron Govil as part of the settlement agreement (see Note 2).

As of March 31, 2021, and September 30, 2020, there were 50,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of March 31, 2021, there were 18,711,463 shares issued and outstanding and at September 30, 2020, there were 17,622,539 shares issued and outstanding.

During the six months ended March 31, 1,088,654 shares of the Company’s common stock have been issued to satisfy $550,000 of notes payable, $191,556 in accrued interest, and $465,772 of excess value of shares issued recorded as interest expense.

Shares Surrendered in Settlement

In March 2021, Mr. Govil returned to the Company 1,000,000 shares of Series A Preferred Stock, 50,000 Shares of Series C Preferred Stock, 469,949 shares of Series 1 Preferred Stock, and forfeited all outstanding options to purchase shares of commons stock (collectively, the “Securities”). For the purposes of accounting recognition, the Company determined the fair value of the Series A, Series C, and Series 1 Preferred stock based on the closing trading value of the Series 1 Preferred Stock on the date of the agreement. The options surrendered were valued using the Black-Scholes option pricing model.

NOTE 16 – SHARE-BASED COMPENSATION

For the six months ended March 31, 2021, and 2020, the Company recognized $65,317 and $143,208 of share-based compensation expense on its outstanding options, respectively. As of March 31, 2021, $443,964 of unrecognized share-based compensation expense is expected to be recognized over a period of five years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a month-to-month lease of 2,500 square feet of office space at a rate of $13,000 per month. The Company has recognized $78,000 of lease expense for this lease, for the six months ended March 31, 2021.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2022. The Company has paid $27,330 for this lease, for the six months ended March 31, 2021.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, the Company has paid $38,718 for this lease, for the six months ended March 31, 2021, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, the Company paid $172,314 for this property, during the six months ended March 31, 2021 and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2026, the Company has paid $43,974 for this lease for the six months ended March 31, 2021.

NOTE 18 - SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

Paycheck Protection Program Loan

On April 17, 2021, a subsidiary of the Company received an additional $971,500 of Paycheck Protection Program funds as part of the second Paycheck Protection Program for which the subsidiary qualifies due to the decrease in revenues.

In April and June of 2021 $3,156,700 and $193,000 of our first round Paycheck Protection Program Loans were forgiven.

Series 1 Preferred Stock Dividend

On March 18, 2021, The Board of Directors of Cemtrex, Inc. passed a resolution that the company will pay its dividend on Series 1 Preferred Stock in additional shares of Series 1 Preferred Stock. The holders of the Series 1 Preferred Stock are entitled to receive dividends at the rate of 10% annually, based on the $10.00 per share Preference Amount, payable semiannually. The Company issued 90,147 shares of our Series 1 Preferred Stock on April 6, 2021, to the holders of record on close of business on March 31, 2021.

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

Results of Operations - For the three months ending March 31, 2021, and 2020

Total revenue for the three months ended March 31, 2021, and 2020 was $9,260,385 and $12,113,847, respectively, a decrease of $2,853,462, or 24%. Loss from operations for the three months ended March 31, 2021, was $1,962,598 compared to $516,900 for the three months ended March 31, 2020, an increase on the loss of $1,445,698, or 280%. Total revenue for the quarter decreased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis. Loss from operations increased due to decreased revenues as a result of the COVID-19 crisis.

Revenues

Our Advanced Technologies segment revenues for the three months ended March 31, 2021, decreased by $698,986 or 11% to $5,487,414 from $6,186,400 for the three months ended March 31, 2020. This decrease is mainly due to the impact of the COVID-19 crisis.

Our Industrial Services segment revenues for the three months ended March 31, 2021, decreased by $2,154,476 or 36%, to $3,772,971 from $5,927,447 for the three months ended March 31, 2020. This decrease is mainly due to the impact of the COVID-19 crisis.

Gross Profit

Gross Profit for the three months ended March 31, 2021, was $3,928,884 or 42% of revenues as compared to gross profit of $5,346,104 or 44% of revenues for the three months ended March 31, 2020. Gross profit decreased in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to lower revenues. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021, decreased $208,086 or 4% to $5,249,985 from $5,458,071 for the three months ended March 31, 2031. General and administrative expenses as a percentage of revenue was 57% and 45% of revenues for the three-month periods ended March 31, 2021, and 2020. The increase in General and Administrative Expenses as a percentage of revenue is the reduction in revenues from the same quarter last year and the decrease on a dollar per dollar basis is the result of decreased travel, marketing and sales expenses.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2021, was $641,497 compared to $404,933 for the three months ended March 31, 2020. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the second quarter of fiscal 2021, was $4,505,033 as compared to $(900,506) for the first quarter of fiscal 2020. Other income/(expense) for the three months ended March 31, 2021, included the following one-time items (i) the settlement with Aron Govil (see Note 2), generated other income of $3,674,165, (ii) employee retention credits of $736,899. Additionally, the company had realized and unrealized gains on marketable securities of $926,622.

Provision for Income Taxes

During the second quarter of fiscal 2021, the Company recorded an income tax provision of $98,477compared to $189,543 for the second quarter of fiscal 2020. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net income attributable to Cemtrex, Inc. shareholders of $2,454,132, or 27% of revenues, for the three-month period ended March 31, 2021 as compared to a net loss attributable to Cemtrex, Inc. shareholders of $1,599,101 or 13% of revenues, for the three months ended March 31, 2020. Net income/(loss) attributable to Cemtrex, Inc. shareholders increased in the second quarter as compared to the same period last year was primarily due to other income items mentioned above.

Results of Operations - For the six months ending March 31, 2021, and 2020

Total revenue for the six months ended March 31, 2021, and 2020 was $18,096,461 and $24,333,930, respectively, a decrease of $6,237,469, or 26%. Loss from operations for the six months ended March 31, 2021, was $4,008,549 compared to $119,410 for the six months ended March 31, 2020, an increase on the loss of $3,889,139, or 3,257%. Total revenue for the period decreased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis. Loss from operations increased due to decreased revenues as a result of the COVID-19 crisis.

Revenues

Our Advanced Technologies segment revenues for the six months ended March 31, 2021, decreased by $3,251,350 or 24% to $10,160,283 from $13,411,633 for the six months ended March 31, 2020. This decrease is mainly due to the impact of the COVID-19 crisis.

Our Industrial Services segment revenues for the six months ended March 31, 2021, decreased by $2,986,119 or 27%, to $7,936,178 from $10,922,297 for the six months ended March 31, 2020. This decrease is mainly due to the impact of the COVID-19 crisis.

Gross Profit

Gross Profit for the six months ended March 31, 2021, was $7,934,354 or 44% of revenues as compared to gross profit of $10,694,590 or 44% of revenues for the six months ended March 31, 2020. Gross profit decreased in the six months ended March 31, 2021, compared to the six months ended March 31, 2020, due to lower revenues. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2021, increased $634,700 or 6% to $10,667,181 from $10,032,481 for the six months ended March 31, 2020. General and administrative expenses as a percentage of revenue was 59% and 41% of revenues for the six-month periods ended March 31, 2021, and 2020. The increase in General and Administrative Expenses as a percentage of revenue is the reduction in revenues from the same period last year and the increase on a dollar per dollar basis is the result of increased personnel, legal and accounting fees, and marketing and sales expenses.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2021, was $1,275,722 compared to $781,519 for the six months ended March 31, 2020. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first and second quarters of fiscal 2021 was $4,847,080 as compared to $(1,158,703) for the first and second quarters of fiscal 2020. Other income/(expense) for the six months ended March 31, 2021, included the following one-time items (i) the settlement with Aron Govil (see Note 2), generated other income of $3,674,165, (ii) employee retention credits of $736,899. Additionally, the company had realized and unrealized gains on marketable securities of $1,869,366.

Provision for Income Taxes

During the first and second quarters of fiscal 2021 the Company recorded an income tax provision of $127,431 compared to $189,543 for the second quarter of fiscal 2020. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net income attributable to Cemtrex, Inc. shareholders of $711,100, or 4% of revenues, for the six-month period ended March 31, 2021, as compared to a net loss attributable to Cemtrex, Inc. shareholders of $1,654,719 or 7% of revenues, for the three months ended March 31, 2020. Net income/(loss) attributable to Cemtrex, Inc. shareholders increased in the first and second quarters as compared to the same period last year was primarily due to other income items mentioned above.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $19,962,805 at March 31, 2021, compared to $23,285,122 at September 30, 2020. This includes cash and equivalents and restricted cash of $17,280,660 at March 31, 2021, and $21,072,859 at September 30, 2020, respectively. The decrease in working capital was primarily due to the reduction of the Company’s cash and equivalents, and trade receivables during the first and second quarters of fiscal year 2021.

Accounts receivable decreased $1,283,505 or 19% to $5,403,292 at March 31, 2021, from $6,686,797 at September 30, 2020. The decrease in accounts receivable is attributable to lower revenues in the first and second quarters of fiscal year 2021 due to the COVID-19 crisis.

Inventories increased $565,002 or 8% to $7,358,808 at March 31, 2021, from $6,793,806 at September 30, 2020. The increase inventories is attributable to the purchase of inventories for new products the Company plans to ship in the future.

Operating activities used $2,856,654 cash for the six months ended March 31, 2021, compared to using $1,370,703 cash for the six months ended March 31, 2020. The increase in operating cash flows was primarily due to the decrease in the Company’s accounts receivable, as compared to the same period a year ago.

Investment activities used $110,129 of cash for the six months ended March 31, 2021, compared to using cash of $3,794,158 during the six-month period ended March 31, 2020. Investing activities for the first quarter of fiscal year 2021 were driven by the Company’s investment in Virtual Driver Interactive, MasterpieceVR Software, purchase of fixed assets, and marketable securities transactions.

Financing activities used $754,748 of cash in the six-month period ended March 31, 2021, as compared to providing cash of $6,564,694 in the six-month period ended March 31, 2020. Financing activities were primarily driven by payments on bank loans and notes payable and proceeds from the second round of Paycheck Protection Program loans.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on their evaluation, our management has concluded that as of March 31, 2021, there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2021, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2020, the Company issued an aggregate of 1,088,654 shares of common stock in exchange for aggregate consideration of $1,207,328, which was used for working capital and research and development. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Designations of Series B Redeemable Convertible Preferred Stock..(21)
3.12	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.13	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.14	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.15	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
10.5	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 2020
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.

10	Incorporated by reference from Form S-1 filed on August 29, 2016, and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Intentionally left blank
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: June 23, 2021	By:	/s/Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: June 23, 2021		/s/Christopher C. Moore .
Christopher C. Moore
Chief Financial Officer
and Principal Financial Officer

