Form 10-Q
period 2021-06-30
CEMTREX INC
filed 2021-08-16
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2021, the issuer had 20,782,194 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(UNAUDITED)	(Restated)
	June 30,	September 30,
	2021	2020
Assets
Current assets
Cash and equivalents	$12,879,278	$19,490,061
Restricted cash	1,690,873	1,582,798
Short-term investments	452,175	887,746
Trade receivables, net	5,234,216	6,686,797
Trade receivables - related party	1,505,789	1,432,209
Inventory –net of allowance for inventory obsolescence	8,669,397	6,793,806
Prepaid expenses and other assets	2,164,367	1,188,317
Total current assets	32,596,095	38,061,734

Property and equipment, net	7,236,755	6,961,751
Right-of-use assets	3,098,523	2,728,380
Assets held for sale	8,323,321	8,323,321
Goodwill	5,886,096	4,370,894
Other	1,094,429	744,207
Total Assets	$58,235,219	$61,190,287

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,888,144	$2,857,817
Short-term liabilities	6,381,047	7,034,510
Lease liabilities - short-term	840,016	721,036
Deposits from customers	39,227	29,660
Accrued expenses	2,476,812	2,392,487
Deferred revenue	1,794,187	1,651,784
Accrued income taxes	331	89,318
Total current liabilities	14,419,764	14,776,612

Long-term liabilities
Loans payable to bank	1,046,504	1,871,201
Long-term lease liabilities	2,261,148	2,027,406
Notes payable	3,079,743	6,029,999
Mortgage payable	2,282,409	2,355,542
Other long-term liabilities	1,078,752	1,063,733
Paycheck Protection Program Loans	2,871,161	2,169,437
Deferred Revenue - long-term	449,563	467,329
Total long-term liabilities	13,069,280	15,984,647

Total liabilities	27,489,044	30,761,259

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,
Series 1, 3,000,000 shares authorized, 1,885,151 shares issued and outstanding as of June 30, 2021 and 2,156,784 shares issued and outstanding as of September 30, 2020 (liquidation value of $10 per share)	1,885	2,157
Series A, 1,000,000 shares authorized, zero shares issued and outstanding at June 30, 2021 and 1,000,000 shares issued and outstanding at September 30, 2020	-	1,000
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2021 and 100,000 shares issued and outstanding at September 30, 2020	50	100
Common stock, $0.001 par value, 50,000,000 shares authorized, 18,711,463 shares issued and outstanding at June 30, 2021 and 17,622,539 shares issued and outstanding at September 30, 2020	18,711	17,623
Additional paid-in capital	58,846,576	60,221,766
Retained earnings (accumulated deficit)	(30,660,550)	(32,520,084)
Treasury stock at cost	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	1,624,673	1,777,112
Total Cemtrex stockholders’ equity	29,683,054	29,351,383
Non-controlling interest	1,063,121	1,077,645
Total liabilities and shareholders’ equity	$58,235,219	$61,190,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the three months ended		For the nine months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	10,326,431	8,440,867	28,422,892	32,774,797
Cost of revenues	6,198,715	5,161,015	16,360,822	18,800,355
Gross profit	4,127,716	3,279,852	12,062,070	13,974,442

Operating expenses
General and administrative	5,670,019	5,347,718	16,337,200	15,380,199
Research and development	757,966	331,936	2,033,688	1,113,455
Total operating expenses	6,427,985	5,679,654	18,370,888	16,493,654
Operating income/(loss)	(2,300,269)	(2,399,802)	(6,308,818)	(2,519,212)

Other income/(expense)
Other income/(expense)	3,901,658	158,134	6,532,590	830,251
Settlement Agreement - Related Party	-	-	3,674,165	-
Interest Expense	(433,009)	(1,982,101)	(1,891,026)	(3,812,921)
Total other income/(expense), net	3,468,649	(1,823,967)	8,315,729	(2,982,670)

Net loss before income taxes	1,168,380	(4,223,769)	2,006,911	(5,501,882)
Income tax benefit/(expense)	(40,759)	(7,658)	(168,190)	(197,201)
Net income/(loss)	1,127,621	(4,231,427)	1,838,721	(5,699,083)

Less income in noncontrolling interest	29,608	(35,751)	(20,813)	151,312
Net income/(loss) attributable to Cemtrex, Inc. shareholders	$1,098,013	$(4,195,676)	$1,859,534	$(5,850,395)

Net income/(loss)	$1,127,621	$(4,231,427)	$1,838,721	$(5,699,083)
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	(193,554)	154,443	(234,045)	161,460
Defined benefit plan actuarial gain/(loss)	-	-	87,895	-
Comprehensive income/(loss)	934,067	(4,076,984)	1,692,571	(5,537,623)
Less comprehensive income/(loss) attributable to noncontrolling interest	(35,731)	41,266	14,524	(118,623)

Comprehensive income/(loss) attributable to Cemtrex, Inc. shareholders	$969,798	$(4,118,250)	$1,678,047	$(5,419,000)

Income/(loss) Per Share-Basic	$0.06	$(0.38)	$0.10	$(0.82)
Income/(loss) Per Share-Diluted	$0.06	$(0.38)	$0.10	$(0.82)

Weighted Average Number of Shares-Basic	18,711,463	10,933,926	18,368,274	7,161,785
Weighted Average Number of Shares-Diluted	18,711,463	10,933,926	18,368,274	7,161,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited/Restated)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Par Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2020, as reported	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$63,313,336	$(33,172,690)	$(148,291)	$853,643	$30,866,878	$1,077,645
Adjustment									(3,091,570)	652,606		923,469	(1,515,495)
Balance at September 30, 2020, as restated	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$60,221,766	$(32,520,084)	$(148,291)	$1,777,112	$29,351,383	$1,077,645
Foreign currency translation gain/(loss)												37,864	37,864

Share-based compensation									16,071				16,071
Shares issued to pay notes payable							345,638	345	407,507				407,852
Dividends paid in Series 1 preferred shares	108,169	108							(108)				-
Net income/(loss) attributable to noncontrolling interest													-	(40,247)
Comprehensive income/(loss) attributable to noncontrolling interest													-	9,617
Net loss										(1,692,611)			(1,692,611)
Balance at December 31, 2020	2,264,953	$2,265	1,000,000	$1,000	100,000	$100	17,968,177	$17,968	$60,645,236	$(34,212,695)	$(148,291)	$1,814,976	$28,120,559	$1,047,015
Foreign currency translation gain/(loss)												(78,521)	(78,521)
Defined benefit plan actuarial gain/(loss)												87,895	87,895
Share-based compensation									49,246				49,246
Shares issued to pay notes payable							743,286	743	1,298,733				1,299,476
Income in noncontrolling interest														(19,625)
Shares and options surrendered in settelment agreement	(469,949)	(470)	(1,000,000.00)	(1,000)	(50,000)	(50)			(3,672,645)				(3,674,165)
Net income										2,454,132			2,454,132
Balance at March 31, 2021	1,795,004	$1,795	-	$-	50,000	$50	18,711,463	$18,711	$58,320,570	$(31,758,563)	$(148,291)	$1,824,350	$28,258,622	$1,027,390
Foreign currency translation gain/(loss)												(199,677)	(199,677)
Dividends paid in Series 1 preferred shares	90,147	90							(90)				-
Share-based compensation									45,587				45,587
Shares granted to pay notes payable									480,509				480,509
Income in noncontrolling interest													-	35,731
													-
Net income										1,098,013			1,098,013
Balance at June 30, 2021	1,885,151	$1,885	-	$-	50,000	$50	18,711,463	$18,711	$58,846,576	$(30,660,550)	$(148,291)	$1,624,673	$29,683,054	$1,063,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited/Restated)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01			Retained		Accumulated
	Number of		Number of		Number of		Number of		Additional Paid-in	Earnings (Accumulated	Treasury Stock,	other Comprehensive	Cemtrex Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2019	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$39,337,117	$(23,676,887)	$-	$1,791,153	$17,458,457	$885,874
Foreign currency translation gain												582,156	582,156
Share-based compensation					100,000	100			119,004				119,104
Shares issued to pay accounts payable							18,358	18	27,520				27,538
Shares sold in Securities Purchase Agreements, net of offering costs							338,393	338	359,712				360,050
Stock issued to pay notes payable							105,042	105	130,147				130,252
Dividends paid in Series 1 preferred shares	105,965	106							(106)				-
Net income/(loss) attributable to noncontrolling interest													-	194,911
Comprehensive income/(loss) attributable to noncontrolling interest													-	(18,429)
Net loss										(55,618)			(55,618)
Balance at December 31, 2019	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	4,424,583	$4,424	$39,973,394	$(23,732,505)	$-	$2,373,309	$18,621,939	$1,062,356

Foreign currency translation gain												(748,929)	(748,929)
Share-based compensation									24,104				24,104
Shares sold in Securities Purchase Agreements, net of offering costs							847,000	847	1,160,253				1,161,100
Stock issued to pay notes payable							2,518,045	2,519	3,499,747				3,502,266
Shares issued for services							150,000	150	170,850				171,000
Purchase of treasury stock											(190,483)		(190,483)
Noncontrolling interest													-	(16,593)
Net loss										(1,599,101)			(1,599,101)
Balance at March 31, 2020	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	7,939,628	$7,940	$44,828,348	$(25,331,606)	$(190,483)	$1,624,380	$20,941,896	$1,045,763
Foreign currency translation gain												154,443	154,443
Share-based compensation									24,104				24,104
Shares sold in Securities Purchase Agreements, net of offering costs							5,458,479	5,459	10,095,311				10,100,770
Stock issued to pay notes payable							2,595,608	2,595	3,298,811				3,301,406
Shares issued for services							270,000	270	229,730				230,000
Noncontrolling interest													-	(41,266)
Net loss										(4,195,676)			(4,195,676)
Balance at June 30, 2020	2,216,683	$2,217	1,000,000	$1,000	100,000	$100	16,263,715	$16,264	$58,476,304	$(29,527,282)	$(190,483)	$1,778,823	$30,556,943	$1,004,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited/Restated)

	For the nine months ended June 30,
Cash Flows from Operating Activities	2021	2020
	(unaudited)	(restated)
Net income/(loss)	$1,838,721	$(5,699,083)

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	972,186	1,343,207
Gain on disposal of property and equipment	18,583	457
Amortization of right-of-use assets	653,175	352,691
Change in allowance for doubtful accounts	(161,101)	126
Share-based compansation	110,904	167,312
Income tax expense/ (benefit)	168,190	(197,201)
Interest expense paid in equity shares	818,348	2,505,924
Accrued interest on notes payable	64,748	308,748
Amortization of original issue discounts on notes payable	575,000	757,278
Gain on marketable securities	(2,407,841)	(607,103)
Settlement Agreement - Related Party	(3,674,165)	-
Discarge of Paycheck Protection Program Loans	(3,349,700)	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	1,613,682	1,654,383
Accounts receivable - related party	(78,594)	5,510
Inventory	(1,875,591)	(1,384,453)
Prepaid expenses and other curent asstets	(976,050)	(514,580)
Other assets	149,778	(1,017,337)
Other liabilities	15,019	(117,667)
Accounts payable	30,327	(1,205,851)
Operating lease liabilities	(650,535)	(296,892)
Deposits from customers	9,567	2,003
Accrued expenses	(78,851)	383,230
Deferred revenue	124,637	(99,354)
Income taxes payable	(88,987)	272,925
Net cash used by operating activities	(6,178,550)	(3,385,727)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,113,658)	(4,541,537)
Investment in Virtual Driver Interactive	(1,075,428)	-
Investment in MasterpieceVR	(500,000)	-
Investment in related party		(500,000)
Proceeds from sale of marketable securities	9,134,159	22,720,132
Purchase of marketable securities	(6,290,747)	(23,479,038)
Purchases of treasury stock	-	(190,483)
Note Receivable - Related party	-	-
Net cash used by investing activities	154,326	(5,990,926)

Cash Flows from Financing Activities
Proceeds from notes payable	-	4,485,000
Payments on notes payable	(2,145,257)	(726,640)
Proceeds on bank loans	-	5,947,101
Payments on bank loans	(957,186)	(224,196)
Proceeds from Paycheck Protection Program Loans	2,942,285	-
Proceeds from securities purchase agreements	-	12,462,648
Payments on capital lease liabilities	(20,061)	(13,838)
Expenses on securities purchase agreements	-	(840,728)
Revolving line of credit	-	(425,812)
Net cash provided/(used) by financing activities	(180,219)	20,663,535

Effect of currency translation	(298,265)	128,771
Net increase in cash, cash equivalents, and restricted cash	(6,204,443)	11,286,882
Cash, cash equivalents, and restricted cash at beginning of period	21,072,859	2,858,085
Cash, cash equivalents, and restricted cash at end of period	14,570,151	$14,273,738

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$12,879,278	$12,939,493
Restricted cash	1,690,873	1,334,245
Total cash, cash equivalents, and restricted cash	$14,570,151	$14,273,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited/Restated)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$432,930	$240,971

Cash paid during the period for income taxes	$88,987	$75,724

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Virtual Driver Interactive	$439,774	$-
Stock issued to pay for products and/or services	$-	$428,538
Stock issued to pay notes payable	$2,187,837	$6,933,924

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

Acquisition of Virtual Driver Interactive

On October 26, 2020, the company acquired Virtual Driver Interactive (“VDI”), a California based provider of innovative driver training simulation solutions for a purchase price of $1,339,774 plus contingent consideration of $175,428.

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

Strategic Investment

On November 13, 2020, Cemtrex made a $500,000 investment via a simple agreement for future equity(“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment using the fair value method. No impairment has been recorded for the three and nine months ended June 30, 2021.

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

The accompanying condensed consolidated balance sheet has been derived from the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2020, adjusted and restated as further discussed in Note 2 of these financial statements. Additionally, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss), the Condensed Consolidated Statement of Stockholders’ Equity, the Condensed Consolidated Statements of Cash Flows, and notes to the financial statements related to the results of the three- and nine-month periods ended June 30, 2020, have been restated.

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

The total amount of disputed transfers was approximately $7,100,000 and occurred in fiscal year 2017 in the amount of $5,600,000 and in fiscal year 2018 in the amount of $1,500,000. Cemtrex did not find any other such transfers during this period or thereafter, upon further review of the Company’s records.j

Upon the Company’s investigation into this matter, the Company has determined that there were inaccuracies in the Company’s financial statements. The financials for the periods 2017 and 2018 were incorrect corresponding to the amounts that were incorrectly accounted for, and subsequent years were affected by the roll forward effects of these entries. The Company found unsupported advertising expenses in the amount of approximately $400,000 on Cemtrex Inc’s income statement for fiscal year 2018 and found that approximately $5,700,000 of intangible assets and $975,000 of research and development expenses, as translated at from Indian Rupee at the time, were recorded on Cemtrex India’s financial statements in fiscal year 2018 and could not be substantiated. The total amount of unsubstantiated transfers recorded by Cemtrex India, and the unsupported advertising expense recorded by Cemtrex, Inc. sums to $7,100,000, corresponding with the total amount in question regarding First Commercial transfers during fiscal years 2017 and 2018.

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

The table below represents the balances of the affected accounts on the Condensed Consolidated Balance Sheets as of September 30, 2020, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended June 30, 2020, Condensed Consolidated Statement of Stockholders’ Equity, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2020.

Condensed Consolidated Balance Sheets

	Balance as reported on September 30, 2020	Adjustment of net value of intangible assets	Cumulative effect of derecognition of expenses	Loss on amounts transferred to First Commercial	Restatement on Dividends	Cumulative effect of currency translation	Adjusted balance at September 30, 2020

Property and equipment, net	$9,558,936	$(2,597,185)					$6,961,751
Series 1 preferred stock dividends payable	$1,081,690				$(1,081,690)		$-
Additional paid-in capital	$63,313,336				$(3,091,570)		$60,221,766
Retained earnings (accumulated deficit)	$(33,172,690)		$3,579,346	$(7,100,000)	$4,173,260		$(32,520,084)
Accumulated other comprehensive income	$853,643					$923,469	$1,777,112

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the three months ended
	June 30, 2020
	Previously reported	Adjustments	Adjusted

Net Income income/(loss) attributable to Cemtrex, Inc. shareholders	$(4,454,617)	$258,941	$(4,195,676)
Foreign currency translation gain/(loss)	$310,797	$(156,354)	$154,443
Loss Per Share-Basic	$(0.41)	$0.02	$(0.38)
Loss Per Share-Diluted	$(0.41)	$0.02	$(0.38)

	For the nine months ended
	June 30, 2020
	Previously reported	Adjustments	Adjusted

Net loss available to Cemtrex, Inc. shareholders	$(6,658,086)	$807,691	$(5,850,395)
Foreign currency translation gain	$153,420	$8,040	$161,460
Loss Per Share-Basic	$(0.93)	$0.11	$(0.82)
Loss Per Share-Diluted	$(0.93)	$0.11	$(0.82)

Condensed Consolidated Statement of Stockholders’ Equity

	For the nine months ended
	June 30, 2020
	Previously reported	Adjustments	Adjusted

Retained earnings (accumulated deficit) at September 30, 2019	$(20,067,685)	$(3,609,202)	$(23,676,887)
Net income/(loss)	$(8,744,636)	$2,894,241	$(5,850,395)
Retained earnings (accumulated deficit) at June 30, 2020	$(28,812,321)	$(714,961)	$(29,527,282)
Accumulated other comprehensive income/(loss)at September 30, 2019	$796,004	$995,149	$1,791,153
Comprehensive income/(loss)	$153,420	$8,040	$161,460
Accumulated other comprehensive income/(loss) at June 30, 2020	$949,424	$829,399	$1,778,823
Additional paid-in capital	$60,543,674	$(2,067,370)	$58,476,304

Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	June 30, 2020
	Previously reported	Adjustments	Adjusted

Net loss	$(6,506,774)	$807,691	$(5,699,083)
Depreciation and amortization	$2,158,938	$(815,731)	$1,343,207
Net cash used by operating activities	$(3,377,687)	$(8,040)	$(3,385,727)
Effect of currency translation	$120,731	$8,040	$128,771

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding these transactions.

As part of the Settlement Agreement, Mr. Govil was required to pay the Company consideration with a total value of $7,100,000 (the “Settlement Amount”) by entering into the Agreement. The Settlement Amount was satisfied in a combination of Mr. Govil forfeiting certain Preferred Stock and outstanding options and executing a secured note in the amount of $1,533,280. The Independent Board of Directors in coordination with Management concluded the settlement represented fair value.

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

NOTE 3 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and nine months ended June 30, 2021, and 2020, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

Warrants to purchase shares	433,965	433,965	433,965	433,965
Options	1,383,965	1,145,871	1,383,965	1,204,329

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

The following tables summarize the Company’s segment information:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues from external customers
Advanced Technologies	$5,845,958	$4,977,424	$16,006,241	$18,389,057
Industrial Services	$4,480,473	3,463,443	12,416,651	14,385,740
Total revenues	$10,326,431	$8,440,867	$28,422,892	$32,774,797

Gross profit
Advanced Technologies	$2,693,677	$1,837,957	$7,686,875	$8,712,543
Industrial Services	1,434,039	1,441,895	4,375,195	5,261,899
Total gross profit	$4,127,716	$3,279,852	$12,062,070	$13,974,442

Operating loss		(restated)		(restated)
Advanced Technologies	$(1,650,221)	$(1,595,405)	$(5,185,944)	$(1,686,680)
Industrial Services	(650,048)	(804,397)	(1,122,874)	(832,532)
Total operating loss	$(2,300,269)	$(2,399,802)	$(6,308,818)	$(2,519,212)

Other income/(expense)
Advanced Technologies	$4,955,782	$(1,795,637)	$5,666,112	$(2,868,033)
Industrial Services	(1,487,133)	(28,330)	2,649,617	(114,637)
Total other expense	$3,468,649	$(1,823,967)	$8,315,729	$(2,982,670)

Depreciation and Amortization		(restated)		(restated)
Advanced Technologies	$103,177	$114,151	$308,755	$212,088
Industrial Services	189,005	358,128	663,431	1,139,159
Total depreciation and amortization	$292,182	$472,279	$972,186	$1,351,247

		September 30,
	June 30,	2020
	2020	(restated)
Identifiable Assets
Advanced Technologies	$31,726,862	$36,732,018
Industrial Services	17,640,536	15,590,448
Discontinued operations	8,867,821	8,867,821
Total Assets	$58,235,219	$61,190,287

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

The Company’s fair value assets at June 30, 2021, are as follows.

	Quoted Prices in Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	as of
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Investment in marketable securities
(included in short-term investments)	$452,175	$-	$-	$452,175

Investment in MasterpieceVR			$500,000	$500,000
(included in Other assets)

	$452,175	$-	$500,000	$952,175

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,533,458 as of June 30, 2021. Additionally, the Company has a standby letter of credit for deposit on a building lease and payable against. a money market account, the amount of the standby letter of credit is $157,415.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	June 30,	+September 30,
	2021	2020
Accounts receivable	$5,413,963	$7,027,645
Allowance for doubtful accounts	(179,747)	(340,848)
	$5,234,216	$6,686,797

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	June 30,	September 30,
	2021	2020
Raw materials	$2,309,734	$3,959,888
Work in progress	779,929	995,184
Finished goods	6,751,717	6,413,927
	9,841,380	11,368,999

Less: Allowance for inventory obsolescence	(1,171,983)	(4,575,193)
Inventory –net of allowance for inventory obsolescence	$8,669,397	$6,793,806

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2021	2020
		(restated)
Land	$790,373	$790,373
Building and leasehold improvements	3,962,225	3,875,796
Furniture and office equipment	687,055	621,790
Computers and software	346,051	264,940
Trade show display	89,330	89,330
Machinery and equipment	14,675,127	13,668,263
	20,550,161	19,310,492

Less: Accumulated depreciation	(13,313,406)	(12,348,741)
Property and equipment, net	$7,236,755	$6,961,751

Depreciation expense for the three and nine months ended June 30, 2021, and 2020 were $292,182 and $972,186, and $472,279 and $1,351,247, respectively.

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

Finance and operating lease liabilities consist of the following:

	June 30,	September 30,
	2021	2020
Lease liabilities - current
Finance leases	$-	$20,061
Operating leases	840,016	700,975
	840,016	721,036

Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	2,261,148	2,027,406
	$2,261,148	$2,027,406

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at June 30, 2021, is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
2021	-	236,899	236,899
2022	-	895,590	895,590
2023	-	712,413	712,413
2024	-	576,687	576,687
2025	-	552,884	552,884
2026 & Thereafter	-	621,099	621,099
Undiscounted lease payments	-	3,595,572	3,595,572
Amount representing interest	-	(494,408)	(494,408)
Discounted lease payments	$-	$3,101,164	$3,101,164

Additional disclosures of lease data are set forth below:

	Nine months ended
	June 30, 2021	March 31, 2020
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$17,184	$11,456
Interest on lease liabilities	88	416

Operating lease costs:
Amortization of right-of-use assets	653,175	275,822
Interest on lease liabilities	56,927	20,375
Total lease cost	$727,374	$308,069

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$650,535	$296,892
Finance leases	28,535	13,838
	$679,070	$310,730

Weighted-average remaining lease term - finance leases (months)	3	13
Weighted-average remaining lease term - operating leases (months)	58	73

Weighted-average discount rate - finance leases	3.63%	6.95%
Weighted-average discount rate - operating leases	6.85%	6.98%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On June 30, 2021, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $397,056, other current assets of $1,767,311. On September 30, 2020, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $101,308, and other current assets of $1,087,009.

NOTE 12 - OTHER ASSETS

As of June 30, 2021, the Company had other assets of $1,094,429 which was comprised of rent security of $248,160, a strategic investment in MasterpieceVR of $500,000, and other assets of $346,269. As of September 30, 2020, the Company had other assets of $744,207 which was comprised of rent security deposits of $294,553 and other assets of $449,654.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and Former CFO, is President, for total consideration of $550,000. As of June 30, 2021, and September 30, 2020, there was $1,515,820 and $1,432,209 in receivables due from Ducon Technologies, Inc., respectively. At June 30, 2021, $500,000 of the balance due is for the sale of Griffin, which was due in February 2021, and the remaining balance are various receivables with various due dates within the next fiscal year. The Company is currently negotiating a payment agreement surrounding all these amounts due.

Please see Note 2 for further transactions relating to Aron Govil.

NOTE 14 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carries an interest of LIBOR plus 2.00% per annum (2.09% as of June 30, 2021). At June 30, 2021, there was no outstanding balance on this line of credit.

Loans payable to bank

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (2.34% as of June 30, 2021) and is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of June 30, 2021.

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $620,000 in order to fund the operations of Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (2.09% as of June 30, 2021) and was fully paid on December 15, 2020.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (2.09% as of June 30, 2021) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of June 30, 2021.

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.25% per annum (2.44% as of June 30, 2021) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of June 30, 2021.

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

On March 3, 2020, Vicon, a subsidiary of the Company amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL, additionally, another $500,000 is to be paid in one year. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2022. This note carries loan covenants which the Company is in compliance with as of June 30, 2021.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum (2.59% as of June 30, 2021) and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on The Company’s other loans from Fulton Bank. As of June 30, 2021, the Company was in compliance with these covenants.

Paycheck Protection Program Loans

In April and May of 2020, the Company and its subsidiaries applied for and were granted $3,471,100 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 1% and mature in two years. The Company will apply for and fully expects these loans to be forgiven under the provisions of the CARES Act and any subsequent legislation that may be applicable. These loans are recorded under Paycheck Protection Program Loans on our Condensed Consolidated Balance Sheet as of September 30, 2020, net of the short-term portion of $710,046. In April and June of 2021 $3,156,700 and $193,000 of these loans were forgiven and included in other income on the consolidated statement of operations and comprehensive income (loss).

On January 24, 2021, and April 17, 2021, subsidiaries of the company received additional $1,970,785 and $971,500, respectively, of Paycheck Protection Program funds as part of the second Paycheck Protection Program for which the subsidiary qualifies due to the decrease in revenues. These loans bear interest of 1% and mature in five years.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of June 30, 2021, and September 30, 2020, there were 1,935,151 and 3,256,784 shares issued and outstanding, respectively.

Series 1 Preferred Stock

On March 30, 2020, the Company amended the Certificate of Designation (the “Amended Certificate of Designation”) for our Series 1 Preferred Stock (the “Series 1 Stock”). The Amended Certificate of Designation increased the number of authorized preferred shares under the designation for our Series 1 Preferred Stock from 3,000,000 shares to 4,000,000 shares.

For the nine months ended June 30, 2021, 198,316 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

During the nine-month period ended June 30, 2021, the Company retired 469,949 shares of Series 1 Preferred Stock surrendered by Aron Govil as part of the settlement agreement (see Note 2).

As of June 30, 2021, and September 30, 2020, there were 1,885,151 and 2,156,784 shares of Series 1 Preferred Stock issued and outstanding, respectively.

Series A Preferred stock

During the nine-month period ended June 30, 2021, the Company retired 1,000,000 shares of Series A Preferred Stock surrendered by Aron Govil as part of the settlement agreement (see Note 2).

As of June 30, 2021, and September 30, 2020, there were zero and 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

During the nine-month period ended June 30, 2021, the Company retired 50,000 shares of Series C Preferred Stock surrendered by Aron Govil as part of the settlement agreement (see Note 2).

As of June 30, 2021, and September 30, 2020, there were 50,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of June 30, 2021, there were 18,711,463 shares issued and outstanding and at September 30, 2020, there were 17,622,539 shares issued and outstanding.

During the nine months ended June 30, 1,088,924 shares of the Company’s common stock have been issued to satisfy $550,000 of notes payable, $191,556 in accrued interest, and $465,772 of excess value of shares issued recorded as interest expense. On June 30, 2021, 318,218 shares were granted to satisfy $400,000 of notes payable and $80,509 of excess value of shares recorded as interest expense. These shares were issued on July 2, 2021.

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

NOTE 16 – SHARE-BASED COMPENSATION

For the nine months ended June 30, 2021, and 2020, the Company recognized $110,904 and $167,212 of share-based compensation expense on its outstanding options, respectively. As of June 30, 2021, $401,690 of unrecognized share-based compensation expense is expected to be recognized over a period of five years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has moved its corporate activities to New York City with a month-to-month lease of 2,500 square feet of office space at a rate of $13,000 per month. The Company has recognized $117,000 of lease expense for this lease, for the nine months ended June 30, 2021.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2022. The Company has paid $40,995 for this lease, for the nine months ended June 30, 2021.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, the Company has paid $58,077 for this lease, for the nine months ended June 30, 2021, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, the Company paid $258,471 for this property, during the nine months ended June 30, 2021 and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2026, the Company has paid $65,961 for this lease for the nine months ended June 30, 2021.

NOTE 18 - SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

In July of 2021, the Company issued 2,070,731 shares of common stock to satisfy $2,837,814 worth of notes payable and accrued interest.

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

Results of Operations - For the three months ending June 30, 2021, and 2020

Total revenue for the three months ended June 30, 2021, and 2020 was $10,326,431 and $8,440,867, respectively, an increase of $1,885,564, or 22%. Loss from operations for the three months ended June 30, 2021, was $2,300,269 compared to $2,399,802 for the three months ended June 30, 2020, a decrease on the loss of $99,533, or 4%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis. Loss from operations decreased due to increased revenues as a result of the COVID-19 crisis during the same period last year.

Revenues

Our Advanced Technologies segment revenues for the three months ended June 30, 2021, increased by $868,534 or 17% to $5,845,958 from $4,977,424 for the three months ended June 30, 2020. This increase is mainly due to an improvement in economic climate from the impact of the COVID-19 crisis during the same period last year.

Our Industrial Services segment revenues for the three months ended June 30, 2021, increased by $1,017,030 or 29%, to $4,480,473 from $3,463,443 for the three months ended June 30, 2020. This increase is mainly due to an improvement in economic climate from the impact of the COVID-19 crisis during the same period last year.

Gross Profit

Gross Profit for the three months ended June 30, 2021, was $4,127,716 or 40% of revenues as compared to gross profit of $3,279,852 or 39% of revenues for the three months ended June 30, 2020. Gross profit increased in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to increased revenues. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021, increased $322,301 or 6% to $5,670,019 from $5,347,718 for the three months ended June 30, 2031. General and administrative expenses as a percentage of revenue was 55% and 63% of revenues for the three-month periods ended June 30, 2021, and 2020. The decrease in General and Administrative Expenses as a percentage of revenue is the increase in revenues from the same quarter last year and the increase on a dollar per dollar basis is the result of increased legal, travel, marketing and sales expenses.

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2021, was $757,966 compared to $331,936 for the three months ended June 30, 2020. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the third quarter of fiscal 2021, was $3,468,649 as compared to $(1,823,967) for the third quarter of fiscal 2020. Other income/(expense) for the three months ended June 30, 2021, included the following one-time items (i) other income resulting from the forgiveness of our PPP loans of $3,349,700. Additionally, the company had realized and unrealized gains on marketable securities of $538,281.

Provision for Income Taxes

During the third quarter of fiscal 2021, the Company recorded an income tax provision of $40,759 compared to $7,658 for the third quarter of fiscal 2020. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net income attributable to Cemtrex, Inc. shareholders of $1,098,013, or 11% of revenues, for the three-month period ended June 30, 2021, as compared to a net loss attributable to Cemtrex, Inc. shareholders of $4,195,676 or 50% of revenues, for the three months ended June 30, 2020. Net income/(loss) attributable to Cemtrex, Inc. shareholders increased in the third quarter as compared to the same period last year was primarily due to other income items mentioned above.

Results of Operations - For the nine months ending June 30, 2021, and 2020

Total revenue for the nine months ended June 30, 2021, and 2020 was $28,422,892 and $32,774,797, respectively, a decrease of $4,351,905, or 13%. Loss from operations for the nine months ended June 30, 2021, was $6,308,818 compared to $2,519,212 for the nine months ended June 30, 2020, an increase on the loss of $3,789,606, or 150%. Total revenue for the period decreased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis during the first two quarters of fiscal year 2021. Loss from operations increased due to decreased revenues due to shutdowns and limited operations of businesses due to the COVID-19 crisis during the first two quarters of fiscal year 2021.

Revenues

Our Advanced Technologies segment revenues for the nine months ended June 30, 2021, decreased by $2,382,816 or 13% to $16,006,241 from $18,389,057 for the nine months ended June 30, 2020. This decrease is mainly due to shutdowns and limited operations of businesses due to the COVID-19 crisis during the first two quarters of fiscal year 2021.

Our Industrial Services segment revenues for the nine months ended June 30, 2021, decreased by $1,969,089 or 14%, to $12,416,651 from $14,385,740 for the nine months ended June 30, 2020. This decrease is mainly due to shutdowns and limited operations of businesses due to the COVID-19 crisis during the first two quarters of fiscal year 2021.

Gross Profit

Gross Profit for the nine months ended June 30, 2021, was $12,062,070 or 42% of revenues as compared to gross profit of $13,974,442 or 43% of revenues for the nine months ended June 30, 2020. Gross profit decreased in the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020, due to lower revenues. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2021, increased $957,001 or 6% to $16,337,200 from $15,380,199 for the nine months ended June 30, 2020. General and administrative expenses as a percentage of revenue was 57% and 47% of revenues for the nine-month periods ended June 30, 2021, and 2020. The increase in General and Administrative Expenses as a percentage of revenue is the reduction in revenues from the same period last year and the increase on a dollar per dollar basis is the result of increased personnel, legal and accounting fees, and marketing and sales expenses.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2021, was $2,033,688 compared to $1,113,455 for the nine months ended June 30, 2020. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first three quarters of fiscal 2021 was $8,315,729 as compared to $(2,982,670) for the first three quarters of fiscal 2020. Other income/(expense) for the nine months ended June 30, 2021, included the following one-time items (i) the settlement with Aron Govil (see Note 2), generated other income of $3,674,165, (ii) employee retention credits of $736,899 (iii) other income resulting from the forgiveness of our PPP loans of $3,349,700. Additionally, the company had realized and unrealized gains on marketable securities of $2,407,647.

Provision for Income Taxes

During the first three quarters of fiscal 2021 the Company recorded an income tax provision of $168,190 compared to $197,201 for the first three quarters of fiscal 2020. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net income attributable to Cemtrex, Inc. shareholders of $1,859,534, or 7% of revenues, for the nine-month period ended June 30, 2021, as compared to a net loss attributable to Cemtrex, Inc. shareholders of $5,850,395 or 18% of revenues, for the nine months ended June 30, 2020. Net income/(loss) attributable to Cemtrex, Inc. shareholders increased in the first three quarters as compared to the same period last year was primarily due to other income items mentioned above.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $18,176,331 at June 30, 2021, compared to $23,285,122 at September 30, 2020. This includes cash and equivalents and restricted cash of $14,570,345 at June 30, 2021, and $21,072,859 at September 30, 2020, respectively. The decrease in working capital was primarily due to the reduction of the Company’s cash and equivalents, and trade receivables during the first and second quarters of fiscal year 2021.

Accounts receivable decreased $1,452,581 or 22% to $5,234,216 at June 30, 2021, from $6,686,797 at September 30, 2020. The decrease in accounts receivable is attributable to lower revenues in the first three quarters of fiscal year 2021 due to the COVID-19 crisis.

Inventories increased $1,875,591 or 28% to $8,669,397 at June 30, 2021, from $6,793,806 at September 30, 2020. The increase inventories is attributable to the purchase of inventories for new products the Company plans to ship in the future.

Operating activities used $6,178,550 cash for the nine months ended June 30, 2021, compared to using $3,385,727 cash for the nine months ended June 30, 2020. The decrease in operating cash flows was primarily due to the effect of the settlement agreement with Aron Govil and the discharge of the Company’s PPP loans.

Investment activities provided $154,326 of cash for the nine months ended June 30, 2021, compared to using cash of $5,990,926 during the nine-month period ended June 30, 2020. Investing activities for the first quarter of fiscal year 2021 were driven by the Company’s investment in Virtual Driver Interactive, MasterpieceVR Software, purchase of fixed assets, and marketable securities transactions.

Financing activities used $180,219 of cash in the nine-month period ended June 30, 2021, as compared to providing cash of $20,663,535 in the nine-month period ended June 30, 2020. Financing activities were primarily driven by payments on bank loans and notes payable and proceeds from the second round of Paycheck Protection Program loans.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on their evaluation, our management has concluded that as of June 30, 2021, there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2021, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Part II Other Information

Item 1. Legal Proceedings.

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2020, the Company issued an aggregate of 1,088,924 shares of common stock in exchange for aggregate consideration of $1,707,328, which was used for working capital and research and development. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Cemtrex, Inc.

Dated: August 16, 2021	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: August 16, 2021		/s/ Christopher C. Moore .
Christopher C. Moore
Chief Financial Officer and Principal Financial Officer

