Form 10-K
period 2021-09-30
CEMTREX INC
filed 2022-01-21
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2021

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

As of March 31, 2021, the number of the registrant’s common stock held by non-affiliates of the registrant was 18,141,241 and the aggregate market value $34,105,533 based on the average bid and asked price of $1.88 on March 31, 2021.

As of January 20, 2022, the registrant had 23,673,210 shares of common stock outstanding.

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

The Company presently has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment operates several brands that deliver cutting-edge software and hardware technologies:

-	Vicon Industries – Vicon Industries, a majority owned subsidiary, provides end-to-end video security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides cutting edge, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.
-	SmartDesk – SmartDesk is focused on reinventing the workspace through developing state-of-the-art, modern, fully integrated, workplace solutions.
-	Cemtrex XR (“CXR”) – CXR is focused on realizing the potential of the metaverse. CXR delivers Virtual Reality (VR) and Augmented Reality (AR) solutions that provide higher productivity, progressive design and impactful experiences for consumer products, and various commercial and industrial applications. The Company is in the process of developing virtual reality applications for commercialization in the metaverse over the next couple years. CXR also invests in emerging startups focused on building best in class solutions for the metaverse.
-	Virtual Driver Interactive (“VDI”) – VDI provides innovative driver training simulation solutions for effective and engaging learning for all ages and skills.
-	Bravo Strong – Bravo Strong is a gaming and content studio working to building games and experiences for the metaverse.
-	good tech (formerly Cemtrex Labs) – good tech provides mobile, web, and enterprise software application development services for startups to large enterprises.

Industrial Services (IS)

Cemtrex’s IS segment operates through a brand, Advanced Industrial Services (“AIS”), that, offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Recent Developments

Potential Impacts of COVID-19 on our Business

The current COVID-19 pandemic has impacted our business operations and the results of our operations in this fiscal year, primarily with delays in expected orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India has been under lock down on multiple occasions. Overall bookings level in the IS segment of our business were down by more than 20%, however our AT segment has experienced relatively less slow down. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months.

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

The extent of the pandemics effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the emergence of new virus variants that are more contagious or harmful than prior variants, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Acquisition of Virtual Driver Interactive

On October 26, 2020, the company acquired Virtual Driver Interactive (“VDI”), a California based provider of innovative driver training simulation solutions for a purchase price of $1,339,774 plus contingent consideration of $175,429.

For over 10 years, VDI has been known for its effective and engaging driver training systems, designed for users of all ages and skill levels. The Company offers comprehensive training for new teen and novice drivers, along with advanced training for corporate fleets and truck drivers. VDI’s wide range of training courses and system options provide customers with highly portable, affordable and effective solutions, all while focusing on the dangers of distracted driving. Results for VDI will be reported under the AT segment.

The Company paid $900,000 in cash and issued a Note payable in the amount of $439,774. This note carries interest of 5% and is payable in two installments of $239,774 plus accumulated interest on October 26, 2021, which was made, and $200,000 plus accumulated interest due on October 26, 2022. Additionally, the Company paid contingent consideration of $175,429 in May 2021. There is no further contingent consideration specified in the purchase agreement. The Company has accounted for this acquisition as a business combination and has allocated the purchase price as follows, $876,820 to proprietary software, $39,992 to inventory, and $598,391 to goodwill.

Strategic Investment

On November 13, 2020, Cemtrex made a $500,000 investment via a simple agreement for future equity(“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the year ended September 30, 2021.

Business Strategy

Our focus is to utilize our resources and capabilities to build brands and businesses in areas where we see unique opportunities to create exceptional value for our customers, shareholders, and employees over the long term. We aim to grow in markets where we see significant long-term opportunity to create an attractive return on shareholder equity. Generally, these markets are high growth markets that are changing due to innovation, new technologies, or other industry shifts taking place. In these markets we seek to build or acquire businesses that have attractive gross margins, strong opportunities for customer retention, and are asset light. We take a long term approach with our strategies and seek returns over five years or longer time horizons.

We believe our ability to attract and retain new customers comes from our ongoing commitment to understanding our customers’ business performance requirements and our expertise in meeting or exceeding these requirements and enhancing their competitive advantage through cutting edge technology. We work closely with our customers from an operational and senior executive level to achieve a deep understanding of our customer’s goals, challenges, strategies, operations, and products to ultimately provide the best solutions for them.

We continue to seek and execute additional strategic acquisitions and focus on expanding our products and services as well as entering into new markets. We believe that the diversity of our products & services and our ability to deliver full solutions to a variety of end markets provides us with multiple sources of income and growth and a competitive advantage relative to other players in the industry. We constantly look for opportunities to gain new customers and penetrate geographic locations and end markets or acquire new product or service opportunities through acquisitions that are operationally and financially beneficial for the Company.

SUPPLIERS

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys parts and components to assemble and manufacture its equipment and products. The Company also utilizes sub-suppliers and third-party vendors to procure from or fabricate its components based on its design, engineering and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced major difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work, however, there have been some delays in certain components due to COVID-19. The Company seeks to have many sources of supply for each of its major requirements to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters, international trade tariffs, wars, pandemics, disputes and or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities. In some instances, lead times have extended beyond normal due to logistic delays and labor shortages occurring globally.

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

SALES AND MARKETING

The Company sells its products globally and depending on the brand, relies on direct sales force, manufacturing representatives, distributors, integrators and installers, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings, e-commerce, to market its products and services. The Company’s arrangements with sales representatives accord each a defined territory or market within which to sell some or all of its products and systems, provide for the payment of agreed-upon sales commissions or wholesale pricing and are terminable at will. The Company’s sales representatives do not have authority to execute contracts on the Company’s behalf.

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

The Company has been selling its SmartDesk directly from its website whereby customers can place orders and make payments. The Company has been marketing SmartDesk through direct-to-consumer internet channels, including social media sites such as Facebook and Instagram as well as showcasing the product at several trade shows. The Company plans to continue its marketing efforts for the SmartDesk by marketing the product to enterprise clients and increase its overall marketing and sales efforts in online media.

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

INSURANCE

The Company currently maintains different types of insurance, including general property coverage, and directors & officers’ insurance. The Company also maintains product liability insurance with respect to its products and equipment. Management believes that the insurance coverage that it has is adequate for its current business needs.

EMPLOYEES

The Company employs approximately 344 full-time employees and approximately 35 part-time employees as of January 6, 2022, including 172 engaged in engineering, 96 in manufacturing & field service and 110 in administrative, sales and marketing functions.

GOVERNMENT REGULATION

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the consolidated audited financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future development.

Risks Related to Covid-19

The global pandemic may disrupt our business or the business of our customers.

In December 2019, a novel strain of corona virus, which causes the infectious disease known as COVID-19 was reported. The World Health Organization declared COVID-19 a Public Health Emergency and Global Pandemic. COVID-19 has severely impacted economies around the world.

The current COVID-19 pandemic has impacted our business operations and the results of our operations in this fiscal year, primarily with delays in expected orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India has been under lock down on multiple occasions. Overall bookings level in the IS segment of our business were down by more than 20%, however our AT segment has experienced relatively less slow down. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months.

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

The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the emergence of new virus variants that are more contagious or harmful than prior variants, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. This could materially impact our results of operations, cash flows, and financial condition.

Risks Related to our Financial Condition

There is no guarantee that cash flow from operations and/or debt and equity financings will provide sufficient capital to meet our expansion goals working capital needs, or fund our operations.

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

We have a history of losses and may experience losses in the future, which could result in the market price of our common stock declining.

We have incurred net losses, including net losses of $7.8 million in 2021, $10.5 million in 2020 and $21.8 million in 2019. We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

Although we have not recognized any material losses related to our cash equivalents, short-term investments, or long-term investments, future declines in the market values of such investments could have an adverse effect on our financial condition and operating results. As a result, the value and liquidity of the Company’s cash, cash equivalents, and marketable securities may fluctuate substantially. Therefore, although the Company has not realized any significant losses on its cash, cash equivalents, and marketable securities, future fluctuations in their value could result in significant losses and could have an adverse impact on the Company’s financial condition and operating results.

We have substantial debt which could adversely affect our ability to raise additional capital to fund operations and prevent us from meeting our obligations under outstanding indebtedness.

As of September 30, 2021, our total indebtedness was approximately $16.4 million, including notes payable of $11.3 million, mortgage payable of $2.3 million, and bank loans of $2.7 million, including $1.1 million of PPP loans that the Company expects to be forgiven. Approximately $9.97 million of such debt is classified as current. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

We have taken a multi-operational approach, and some of our business segments have historically failed to benefit our company, and there remains a risk that our remaining segments may not prove to be successful. We may divest or expand into new areas that are outside of our current business activities and those activities may not prove to be successful.

We continuously assess the composition of our portfolio businesses to ensure it is aligned with our strategic objectives and positioned to maximize growth and return in the coming years. Since our business concerns new and developing technologies, and many of these endeavors fail, some of the businesses in our portfolio may not be successful in generating sufficient revenue to be a viable option for our company.

During fiscal 2018, for instance, we made a strategic decision to exit the Electronics Manufacturing group by selling all companies in that business segment on August 15, 2019. Similarly, during fiscal 2019, we also reached a strategic decision to exit the environmental products business, which was part of the Industrial Services Segment.

Now the Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS). Within these segments there are a number of technologies that we are pursuing, as discussed in this annual report under “Item 1. Business.” There is a risk that one or more of our technologies will not be successful in generating revenue to sustain the expenditures associated with its existence. Moreover, having multiple business segments may present challenges, such as fluctuations in our operating results, using the company’s limited resources on less worthy business pursuits, and distracting management from obtaining its goals with respect to our overall operations. If we are unable to establish our technologies in the market, and overcome the challenges of doing so, we could go out of business.

As we continuously review our portfolio of businesses we may exit or enter into new business activities which may ultimately prove to be unsuccessful.

Our future operating results depend in part on continued successful research, development and marketing of new and improved products and services through our Advanced Technologies segment,  and there can be no assurance that we will successfully introduce new products and services into the market.

The success of new and improved products and services through our Advanced Technologies segment depends on our research and development efforts and the initial acceptance of our products and solutions by consumers. In most instances these are all new lines of business for our company, and IoT, VR & AR industries are changing rapidly, and our management has limited experience with consumer products in general. Our business is affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research & development, production and/or marketing of new products and services due to lack of capital, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

Our future operating results depends in part on the continued successful operation of our Industrial Services segment, and there can be no assurance that we will be successful in this business.

The success of selling services through our Industrial Services segment depends on our ability to hire and retain talent, our ability to market these services successfully to clients, the overall demand for these services, and the quality of our workmanship by our customers, among other factors. Our business is affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the delivery of services due to lack of capital or lack of adequate talent, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to compete in our markets.

Our failure to successfully develop, sell and market our SmartDesk in a timely and cost-effective manner could adversely affect our future profitability.

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

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

●	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
●	the budgetary constraints of our customers; seasonality;
●	success of our strategic growth initiatives;
●	costs associated with the launching or integration of new or acquired businesses;
●	timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;
●	the mix, by state and country, of our revenues, personnel and assets;
●	movements in interest rates or tax rates;
●	changes in, and application of, accounting rules;
●	changes in the regulations applicable to us;
●	litigation matters.

As a result of these factors, we may not succeed in our business and we could go out of business.

We operate in a cyclical business, which could result in significant fluctuations in demand for our products

Cyclical changes in our customers’ businesses have, in the past, resulted in, and may in the future result in, significant fluctuations in demand for our products, selling prices, and our profitability. Most of our customers operate in cyclical industries. Their requirements for our technologies fluctuate significantly as a result of changes in general economic conditions, technological changes, customer demand, and other factors. During periods of increasing demand, our customers typically seek to increase their inventory of our products to avoid production bottlenecks. When demand for their products peaks and begins to decline, as has happened in the past, they tend to reduce or cancel orders for our products while they use up accumulated inventory. Business cycles vary somewhat in different geographical regions and customer industries. Significant fluctuations in sales of our products affect our unit manufacturing costs and affect our profitability by making it more difficult for us to predict our production, raw materials, and shipping needs. Changes in demand mix, needed technologies, and end-use markets may adversely affect our ability to match our products, inventory, and capacity to meet customer demand and could adversely affect our operating results and financial condition. We are also vulnerable to general economic events or trends beyond our control, and our sales and profits may suffer in periods of weak demand.

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

Our products face intense competitive challenges, including rapid technological changes, and pricing pressure from competitors, which could adversely affect our business.

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

From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other input cost increases. Our results of operations will suffer if profit margins decrease, as a result of a reduction in prices, increased input costs or other factors, and if we are unable to increase sales volumes to offset those profit margin decreases. We may also need to increase spending on marketing, advertising and new product innovation to protect existing market share or increase market share. The success of our investments is subject to risks, including uncertainties about trade and consumer acceptance. As a result, our increased expenditures may not maintain or enhance market share and could result in lower profitability.

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

We are a smaller public company, and we face rapid technological change in many of our product markets and we may not be able to introduce any successful new products or any enhancements to our existing products on a timely basis, or at all. This could result in prolonged and significant losses. In addition, our introduction of new products could adversely affect sales of certain of our existing products if these new products directly compete with our existing products. If our competitors develop innovative technologies that are superior to our products or if we fail to accurately anticipate market trends and respond on a timely basis with our own innovations, we may not achieve sufficient growth in its revenues to attain profitability or if we do, we may not be able sustain profitability.

The success of new product introductions is dependent on a number of factors, including, but not limited to, timely and successful development of new products, including software development, market acceptance of these products and our ability to manage the risks associated with these introductions. These risks include development and production capabilities, management of inventory levels to support anticipated demand, the risk that new products may have quality defects in the early stages of introduction, and obsolescence risk of existing products.

Developing and maintaining a patent portfolio is an expensive and time-consuming process and there is no assurance the Company will successfully develop patents to protect the intellectual property it is working on.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches our operations could be disrupted and we could incur significant costs and reputational harm as a result

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by us globally have been in place for many years and not all hardware and software is currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

We have been, and likely will continue to be, subject to various cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future significant compromise, breach, or misuse of our data security could result in significant costs and damage to our reputation. The ever-evolving threats mean us and our third-party service providers must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. There is no guarantee that these measures will be adequate to safeguard against all data security compromises, breaches, or misuses. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, compliance with those requirements could also result in additional costs.

Third-party service providers, such as distributors, subcontractors, vendors, and data processors have access to certain portions of our sensitive data. In the event that these service providers do not appropriately protect our data, the result could be a security breach or loss of our data. Any such loss of data by our third-party service providers could have a material adverse impact on our business and results of operations.

In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers or suppliers. Furthermore, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.

We are also in the process of converting certain information technology networks and systems and consolidating certain global systems. If such projects fail, or if unexpected technical difficulties arise, our operations and financial systems could be adversely affected. Further, we could incur additional costs or require additional technical support to resolve such difficulties.

Our operating results are sensitive to raw material and resale product availability, quality, and cost

We seek to have many sources of supply for each of our major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters, international trade tariffs, wars, pandemics, disputes and or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for our products have generally been available in sufficient quantities. In some instances lead times have extended beyond normal due to logistic delays and labor shortages occurring globally. Some of our products, however, require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers, or may be subject to significant fluctuations in market prices. Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. Our inability to recover increased costs through increased sales prices could have an adverse impact on our results of operations. For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers, which would result in decreased sales margins for the products in which they are used. For periods in which prices for these raw materials decline, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials and products. Depending on the extent of the difference between market price and our carrying cost, the write-down could have a significant adverse effect on our results of operations.

We resell products manufactured by other component and interconnect product manufacturers. Should these manufacturers experience difficulties supplying the products that we resell, or such suppliers use other channels to market their products, we could experience lower sales, which could have an adverse effect on our results of operations.

Our operating results may be adversely affected by non-U.S. operations

We have significant international operations and our operating results and financial condition could be adversely affected by economic, political, health, regulatory, and other circumstances existing in foreign countries in which we operate. International manufacturing and sales are subject to inherent risks, including production disruption by employee union or works council actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax law changes, changes in trade, import or export laws and regulations, and the exchange rate risk discussed above. Although we have operations around the world, a significant natural event could disrupt supply or production or significantly affect the market for some or all of our products. There can be no assurance that these factors will not have an adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

In addition to specific country risks, our operations and sales are dependent on an integrated global operation. As a result, disruptions resulting from inter-governmental trade disputes, imposition of tariffs, and imposition of trade sanctions could adversely affect our operations, growth, or profitability.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 8% of our net sales in 2021. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

Our business and results of operations may be materially adversely effected by compliance with import and export laws.

We must comply with various laws and regulations relating to the import and export of products, services and technology from the U.S. and other countries having jurisdiction over our operations, which may affect our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies and in other circumstances, we may be required to obtain an export license before exporting a controlled item. The length of time required by the licensing processes can vary, potentially delaying the shipment of products or performance of services and the recognition of the corresponding revenue. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services and damage to our reputation. Moreover, any changes in export control or sanctions regulations may further restrict the export of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Risks Related to Legal Uncertainty

We are involved in an ongoing SEC investigation, which could divert management’s focus, result in substantial expenses, and have an adverse impact on our reputation, financial condition, results of operations and cash flows.

The Company has received subpoenas from the Securities and Exchange Commission (“SEC”). The subpoenas request documents and information concerning, among other things, a company known as Telidyne Inc., a company controlled by our prior officer and director, Aron Govil, securities offerings related to Telidyne, and the Company’s own product and services, business operations, securities’ offerings and use of proceeds. Although the Company is not currently the subject of any enforcement proceedings, the investigation could lead to enforcement proceedings and substantial expenses if the SEC contends that the Company has not complied with securities laws. The Company is fully cooperating with the SEC’s requests. The Company has incurred legal and accounting expenses and may incur significant legal and accounting expenditures in connection with the SEC’s investigation. The Company is unable to predict how long the SEC’s investigation will continue or its outcome.

Our global operations subject us to many different and complex laws and rules, and we may face difficulty in compliance.

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act, the U.S. Export Administration Act the EU General Data Protection Regulation, and the U.K. Modern Anti-Slavery Act); which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, what personal information we can transfer, and what information we can provide to a non-U.S. government. Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If, and when we acquire new businesses we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses. Acquisitions of new businesses in new non-U.S. jurisdictions may also subject us to new regulations and laws, and we may face difficulties ensuring compliance with these new requirements.

Provisions in the Delaware law and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Delaware law and our Bylaws. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

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

While we strive to maintain systems and procedures to protect the confidentiality and security of our trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although we generally enter into agreements with our employees, consultants, advisors, and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, we cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure. In addition, some of the technology deployed at customer sites in the future, which we do not control, may be readily observable by third parties who are not under contractual obligations of non-disclosure, which may limit or compromise our ability to continue to protect such technology as a trade secret.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our product or any future products that we may develop.

We face an inherent risk of product liability exposure related to the sale of our products and the future sale of planned products. We may be sued if any of our products allegedly causes injury. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that our product or planned products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our product or any planned products that we may develop;
●	injury to our reputation and significant negative media attention;
●	significant costs to defend the related litigation and distraction to our management team;
●	substantial monetary awards to plaintiffs;
●	loss of revenue; and
●	the inability to commercialize any future products that we may develop.

Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured parties, delay, negatively impact, or end our opportunity to market those products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts. As a result of these factors, a product liability claim, even if successfully defended, could harm our business.

We currently maintain product liability insurance coverage, which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. The identification of one or more material weaknesses would preclude a conclusion that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2021, there are material weaknesses in our internal control over financial reporting. The material weaknesses relates to the Company lacking sufficient, qualified, accounting personnel and the associated sufficient processes and systems. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. These deficiencies are common in small companies, similar to us, with limited personnel.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “smaller reporting company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Risks Related to Acquisitions

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

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

●	difficulties integrating personnel from acquired entities and other corporate cultures into our business;
●	difficulties integrating information systems;
●	the potential loss of key employees of acquired companies;
●	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or
●	the diversion of management attention from existing operations.

Risks Related to Our Management and Control Persons

The loss of the services of Saagar Govil for any reason would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Saagar Govil, our Chairman, President and Chief Executive Officer. Saagar Govil possesses engineering, sales and marketing experience concerning our company that our other officers do not have. We have not entered into an employment arrangement with Mr. Govil, and we have not obtained key man insurance over him. There can be no assurance that Saagar Govil will continue to provide services to us. A voluntary or involuntary departure by Saagar Govil could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for him in a timely manner.

If we are unable to attract and retain qualified personnel, especially our design and technical personnel, we may not be able to execute our business strategy effectively.

Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, finance, and especially our design and technical personnel. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. Any inability to retain, attract or motivate such personnel could have a material adverse effect on our business and results of operations.

Our management stockholders have significant stockholdings in and influence over our company which could make it impossible for public stockholders to influence the affairs of our company.

We are a “controlled company” under Nasdaq Listing Rules. Approximately 90% of our outstanding voting shares, which includes our common stock, Series C preferred stock and Series 1 preferred stock, are beneficially held by Saagar Govil, our Chairman, President and Chief Executive Officer . Pursuant to certificate of designation for our Series C preferred, each outstanding share of Series C Preferred Stock is entitled to the number of votes equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors. As a result of Saagar Govil’s ownership of our common stock, Series C preferred stock, and Series 1 preferred stock, he controls, and will control in the future, substantially all matters requiring approval by the stockholders of our company, including the election of all directors and approval of significant corporate transactions. This could make it impossible for public stockholders to influence the affairs of our company.

Risks Related to Our Securities

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

Our common stock, Series 1 warrants and Series 1 Preferred Stock are listed for trading on the Nasdaq Capital Market. If our stockholders sell substantial amounts of our securities in the public market, including the shares of common stock issuable upon the exercise of our Series 1 warrants and stock options, and shares issued as consideration in future acquisitions, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future.

Our securities may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our securities may fluctuate substantially due to a variety of factors, including:

●	our business strategy and plans;
●	changing factors related to doing business in various jurisdictions within the United States;
●	new regulatory pronouncements and changes in regulatory guidelines and timing of regulatory approvals;
●	general and industry-specific economic conditions;
●	additions to or departures of our key personnel;
●	variations in our quarterly financial and operating results;

●	changes in market valuations of other companies that operate in our business segments or in our industry;
●	lack of trading liquidity;
●	announcements about our business partners;
●	Intellectual property disputes;
●	Operating results below or exceeding expectations or period-to-period fluctuations in our financial results;
●	Whether we achieve profits or not;
●	changes in accounting principles; and
●	general market conditions, economic and other external factors.

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

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series 1 preferred stock before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and Series 1 preferred stock, to pay anything to common stockholders. As of September 30, 2021, we had total consolidated debt of approximately $16.4 million and 2,156,784 shares of Series 1 preferred stock outstanding. Any  liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on holders of our common stock.

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

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii)approximately 4,570 square feet of office space in El Dorado Hills, California in a 63 month lease assumed by the company upon the acquisition of VDI expiring on November 30, 2022, and (iv) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX”.

As of January 20, 2022, the Company had 65 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 and 50,000,000 shares of common stock, $0.001 par value per share. On January 20, 2022, there were 23,673,210 shares of common stock issued and outstanding, 1,979,753 shares of Series 1 preferred stock issued and outstanding, and 50,000 shares of Series C preferred stock issued and outstanding.

The price ranges presented below represent the highest and lowest quoted bid prices during the calendar quarters for 2019, 2020 and 2021 reported by the exchange. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

		Stock Price
Year	Fiscal Period	High	Low
2021	4th Quarter	$1.96	$1.14
	3rd Quarter	$1.86	$1.24
	2nd Quarter	$2.80	$1.27
	1st Quarter	$1.62	$1.03
2020	4th Quarter	$1.75	$0.97
	3rd Quarter	$3.11	$0.67
	2nd Quarter	$2.51	$0.66
	1st Quarter	$1.64	$1.18
2019	4th Quarter	$2.48	$1.33
	3rd Quarter	$4.31	$1.70
	2nd Quarter	$7.44	$4.00
	1st Quarter	$12.00	$4.59

As reported by NASDAQ Capital Markets, on January 20, 2022, the closing sales price of the Company’s Common Stock was $0.79 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of September 30, 2021, regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans (1)
	(a)	(b)	(c)
Approved by security holders
2020 Equity Compensation Plan			2,000,000

Not approved by security holders
Options	950,000	$1.74
Total	950,000	$1.74	2,000,000

(1)	See more detailed information regarding our equity compensation plans in the Notes to Consolidated Financial Statements in this 2021 Form 10-K.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

For the fiscal year ended September 30, 2021, 198,316 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. The Company retired 469,949 shares worth $1,051,793 during fiscal 2021.

For the fiscal year ended September 30, 2021, we issued 3,159,655 shares of common stock to satisfy $5,025,651 of notes payable and accumulated interest.

For the year ended September 30, 2021, 50,000 shares of Series C Preferred Stock, and 1,000,000 shares of Series A Preferred Stock were retired.

During October 2021, 2,891,016 shares of common stock were issued to satisfy $2,466,478 of notes payable and accumulated interest.

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

Potential Impacts of COVID-19 on our Business

The current COVID-19 pandemic has impacted our business operations and the results of our operations in this fiscal year, primarily with delays in expected orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India has been under lock down on multiple occasions. Overall bookings level in the IS segment of our business were down by more than 20%, however our AT segment has experienced relatively less slow down. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months.

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

The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the emergence of new virus variants that are more contagious or harmful than prior variants, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

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

Please see Note 2 for detailed information regarding our significant accounting policies and estimates in the Notes to Consolidated Financial Statements in this 2021 Form 10-K.

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

In response to the above discussed restatements, the Company revisited its fiscal year 2020 financial statements. As a result, the following items have been restated, (i) inventory valuation, recognition of discontinued operations, accrued expenses, and accounts payable of the Company’s subsidiary Vicon Industries, Inc., (ii) fixed asset valuation and deferred revenue of the Company’s subsidiary Advanced Industrial Services, Inc., some of these valuation error dates to prior to acquisition of each entity.

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

The table below represents the balances of the affected accounts on the Condensed Consolidated Balance Sheets as of September 30, 2020, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the year ended September 30, 2020, Condensed Consolidated Statement of Stockholders’ Equity, and the Condensed Consolidated Statements of Cash Flows for the year ended September 30, 2020.

Condensed Consolidated Balance Sheets

	Balance as reported on September 30, 2020	Adjustment of net value of intangible assets	Adjustment resulting from reaudit of Fiscal Year 2020 Financial Statements	Adjustment of net value of inventory	Adjustment of net value of fixed assets	Cumulative effect of restatement adjustments	Loss on amounts transferred to First Commercial	Restatement on Dividends	Cumulative effect of currency translation	Adjusted balance at September 30, 2020

Cash and equivalents	$19,490,061		$(3,038)							$19,487,023
Prepaid expenses and other assets	$1,188,317		$(12,542)							$1,175,775
Other Assets	$744,207		$(362,307)							$381,900
Property and equipment, net	$9,558,936	$(2,597,185)			$(987,901)					$5,973,850
Inventory –net of allowance for inventory obsolescence	$6,793,806			$(1,847,349)						$4,946,457
Goodwill	$4,370,894		$2,851,998							$7,222,892
Accounts payable	$2,857,817		$1,953,400							$4,811,217
Accrued expenses	$2,392,487		$(285,460)							$2,107,027
Deferred revenue	$1,651,784		$(153,958)							$1,497,826
Other long-term liabilities	$1,063,733		$(295,138)							$768,595
Series 1 preferred stock dividends payable	$1,081,690							$(1,081,690)		$-
Additional paid-in capital	$63,313,336							$(3,091,570)		$60,221,766
Retained earnings (accumulated deficit)	$(33,172,690)					$1,999,363	$(7,100,000)	$4,173,260		$(34,100,067)
Accumulated other comprehensive income	$853,643								$958,814	$1,812,457

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

	For the year ended
	September 30, 2020
	Previously reported	Adjustments	Adjusted

Net loss available to Cemtrex, Inc. shareholders	$(13,105,005)	$2,634,924	$(10,470,081)
Cost of revenues	$24,153,937	$1,743,244	$25,897,181
General and administrative	$21,570,666	$(1,206,938)	$20,363,728
Preferred dividends	$3,171,230	$(3,171,230)	$-
Loss Per Share-Basic	$(1.28)	$0.27	$(1.01)
Loss Per Share-Diluted	$(1.28)	$0.27	$(1.01)

Condensed Consolidated Statement of Stockholders’ Equity

	For the year ended
	September 30, 2020
	Previously reported	Adjustments	Adjusted

Retained earnings (accumulated deficit) at September 30, 2019	$(20,067,685)	$(3,562,301)	$(23,629,986)
Dividends pad in series preferred shares	$(2,089,540)	$2,089,540	$-
Accrued dividends	$(1,081,690)	$1,081,690	$-
Net income/(loss)	$(9,706,659)	$(763,422)	$(10,470,081)
Retained earnings (accumulated deficit) at September 30, 2020	$(33,172,690)	$(927,377)	$(34,100,067)
Accumulated other comprehensive income/(loss)at September 30, 2019	$796,004	$958,814	$1,754,818
Foreign currency translation gain	$22,294	$35,345	$57,639
Income in noncontrolling interest	$35,345	$(35,345)	$-
Accumulated other comprehensive income/(loss) at September 30, 2020	$853,643	$958,814	$1,812,457
Additional paid-in capital at September 30, 2019	$40,344,837	$(1,002,030)	$39,342,807
Additional paid-in capital at September 30, 2020	$63,313,336	$(3,091,570)	$60,221,766
Non-controlling interst of Vicon at September 30, 2019	$885,874	$(70,690)	$815,184
Income in noncontrolling interest	$191,771	$35,345	$227,116
Non-controlling interst of Vicon at September 30, 2020	$1,077,645	$(35,345)	$1,042,300

Condensed Consolidated Statements of Cash Flows

	For the year ended
	September 30, 2020
	Previously reported	Adjustments	Adjusted

Net loss	$(9,706,659)	$(536,306)	$(10,242,965)
Depreciation and amortization	$2,460,043	$(594,317)	$1,865,726
Inventory	$(1,586,651)	$1,743,244	$156,593
Accrued expenses	$(499,527)	$(174,265)	$(673,792)
Net cash used by operating activities - continuing operations	$(3,786,202)	$438,356	$(3,347,846)

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

Results of Operations - For the fiscal years ending September 30, 2021 and 2020

Total revenue for the years ended September 30, 2021, and 2020 was $43,130,934 and $43,518,384, respectively, a decrease of $387,450, or 1%. Net loss attributable to Cemtrex, Inc. shareholders for the years ended September 30, 2021, and 2020 was a $7,807,995 and $10,470,081 respectively, a decrease of the loss of $2,662,086 or 25%. Total revenue for the fiscal year decreased, as compared to total revenue in the same period last year, due to sales decreases in the Advanced Technology Segment offset by increases in the Industrial Services Segment. Net loss attributable to Cemtrex, Inc. shareholders decreased due to onetime other income items related to forgiveness and credits related to COVID-19 programs offset by the losses on discontinued operations.

Revenues

Our Advanced Technologies segment revenues for the years ended September 30, 2021, and 2020 were $24,154,488 and $25,750,684, respectively, a decrease of $1,596,196 or 6%. This decrease represents a decrease in the video security solutions products offset by an increase in SmartDesk and IoT products mostly as a result of the release of the SmartDesk Connect product and the addition of the VDI product line.

Our Industrial Services segment revenues for the year ended September 30, 2021, increased by $1,208,746 or 7%, to $18,976,446 from $17,767,700 for the year ended September 30, 2020. The increase was primarily due to the increase in demand for services as the COVID-19 crisis receded during fiscal year 2021.

Gross Profit

Gross Profit for the year ended September 30, 2021, was $16,968,352 or 39% of revenues as compared to gross profit of $17,621,203 or 40% of revenues for the year ended September 30, 2020. The decrease in gross profit dollars and percentage in the year ended September 30, 2020, as compared to the prior year, was a result of the sale of products and services with lower gross profit margins.

General and Administrative Expenses

General and Administrative Expenses for the year ended September 30, 2021, increased $2,174,768 or 11% to $22,538,496 from $20,363,728 for the year ended September 30, 2020. The increases in General and Administrative Expenses in dollars is the result of increases in personnel costs, audit and insurance, offset by savings measures enacted during the fiscal year.

Research and Development Expenses

Research and Development expenses for the year ended September 30, 2021, and 2020 were $3,171,676 and $1,827,286, respectively. Research and Development expenses have increased with the increased capital resources of the Company and focus on new product development.

Other Income/(Expense)

Other income/(expense) of fiscal 2021 was $9,511,032 as compared to $(2,786,424) for fiscal 2020. Other income/(expense) for the year ended September 30, 2021, included the following one-time items (i) the settlement with Aron Govil, generated other income of $3,674,165, (ii) employee retention credits of $733,426 (iii) other income resulting from the forgiveness of our PPP loans of $5,320,485. Additionally, the company had realized and unrealized gains on marketable securities of $2,612,632.

Income Tax Benefit/(Expense)

During the fiscal year of 2021 we recorded an income tax expense of $375,434 compared to an expense of $2,073,835 for the fiscal year of 2020. The decrease in the expense for income tax is mainly due to the adjustment in the valuation allowance in the Company’s deferred taxes in fiscal year 2020.

Net Income/(Loss)

The Company had a net loss attributable to Cemtrex, Inc. shareholders of $7,807,995 or 18% of revenues, for the year ended September 30, 2021, as compared to a net loss of $10,470,081 or 24% of revenues, for the year ended September 30, 2020. Net loss attributable to Cemtrex, Inc. shareholders in this period as compared to the previous period was lower due to the one-time other income items discussed above business offset by the loss on discontinued operations. For the year ended September 30, 2021, the Company had a loss of $8,280,047 on discontinued operations and for the year ended September 30, 2020, the Company had a loss of $812,895 on discontinued operations.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $15,088,892 at September 30, 2021, compared to $19,908,211 at September 30, 2020. This includes cash and cash equivalents and restricted cash of $17,186,323 at September 30, 2021, and $21,069,821 at September 30, 2020, respectively. The decrease in working capital was primarily due to the decrease in the Company’s current assets of $1,456,511 and an increase in the Company’s current liabilities of $3,362,808. The primary reason for the decrease in current assets was the cash used for operations during the fiscal year and the primary reason for the increase in current liabilities was the increase in the Company’s current portion of log-term liabilities.

Accounts receivable increased by $1,124,099 or 17% to $7,810,896 at September 30, 2021, from $6,686,797 at September 30, 2020. The increase in accounts receivable is mainly due to offering some extended payment terms to maintain revenue levels.

Inventories increased by $710,830 or 14% to $5,657,287 at September 30, 2021, from $4,946,457 at September 30, 2020. The increase in inventories is attributable to the company’s purchase of inventory for its security business to maintain sufficient stock on hand for sale.

Operating activities for continuing operations used $10,051,165 for the year ended September 30, 2021, compared to using $3,347,846 of cash for the year ended September 30, 2020. In fiscal 2020 discontinued operations used $438,356.

Investing activities for continuing operations provided $840,901 of cash during the year ended September 30, 2021, compared to using $2,432,500 during the year ended September 30, 2020.

Financing activities for continuing operations provided $4,445,932 for the year ended September 30, 2021, as compared to providing $24,836,994 in the year ended September 30, 2020. In fiscal 2021 our financing activities were mainly comprised of the proceeds from notes payable offset by payments on our debt. In fiscal 2020 discontinued operations used $374,538.

We believe that our cash on hand and cash generated by operations is sufficient to meet the capital demands of our current operations during the 2022 fiscal year (ending September 30, 2022). Any major increases in sales, particularly in new products, may require additional capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 26, 2021, the Company dismissed Haynie & Company as the Company’s independent registered public accounting firm. The decision to dismiss the Former Accountant was approved by the Company’s board of directors.

On February 9, 2021, the Company engaged Grassi & CO., CPAs, P.C. as its independent registered public accounting firm after the Audit Committee formally approved the decision to engage Grassi & CO., CPAs, P.C. as the Company’s independent registered public accounting firm. Additionally, the Company engaged Grassi & CO., CPAs, P.C. to reaudit its fiscal year 2020 financial statements.

There have been no disagreements with Grassi & CO., CPAs, P.C., our independent registered public accountants, on accounting and financial disclosure matters.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2021, there are material weaknesses in our internal control over financial reporting. The material weaknesses relates to the Company lacking sufficient, qualified, accounting personnel and the associated sufficient processes and systems. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. These deficiencies are common in small companies, similar to us, with limited personnel.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2021, there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. This deficiency is common in small companies, similar to us, with limited personnel.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our proxy statement for our 2022 annual stockholders’ meeting (“2022 Proxy Statement”), which we will file with the SEC pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate the information this item requires by referring to the information under the caption Executive Compensation in our 2022 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate the information this item requires by referring to the information under the caption Security Ownership of Certain Beneficial Owners and Management in our 2022 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information this item requires by referring to the information under the captions Proposal No. 1: Election of Directors and Corporate Governance in our 2022 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information this item requires by referring to the information under the caption Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2022 Proxy Statement, which we will file with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15   EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
10.5	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Intentionally left blank
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

January 21, 2022	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 21, 2022	By:	/s/ Christopher C. Moore
Christopher C. Moore,
CFO (Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 21, 2022	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 21, 2022	By:	/s/ Christopher C. Moore
Christopher C. Moore,
CFO (Principal Financial and
Accounting Officer)

January 21, 2022	By:	/s/ Brian Kwon
Brian Kwon,
Director

January 21, 2022	By:	/s/ Manpreet Singh
Manpreet Singh,
Director

January 21, 2022	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

January 21, 2022	By:	/s/ Chris Wagner
Chris Wagner,
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cemtrex Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cemtrex, Inc. and Subsidiaries (the Company) as of September 30, 2021 and 2020 (restated), and the related statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020 (restated), and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Company’s financial statements as of and for the year ended September 30, 2020 have been restated to correct certain misstatements.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the matter

At September 30, 2021, the Company had approximately $7.8 million of goodwill. As discussed in Note 1 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise. In accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two- step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Auditing the Company’s goodwill impairment analyses was complex and highly judgmental due to the nature of qualitive assessment and, where necessary, the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as future operating results, cash flows and the weighted average cost of capital.

These significant assumptions are forward looking and could be materially affected by future market or economic conditions.

How we addressed the matter

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures to test the Company’s goodwill impairment analyses included evaluating the reasonableness of management’s qualitative assessments and in certain instances the estimated fair value of the Company’s reporting units. In evaluating estimated fair value of reporting units we, among others, evaluated management’s significant assumptions described above and used within the fair value method, and tested the completeness and accuracy of the underlying data. We engaged our valuation specialists to assist in assessing fair valuation methodologies utilized in the Company’s goodwill impairment analyses. We compared certain significant assumptions to existing market information and, where relevant, to the plans of the Company, including management’s expectations with regard to the Company’s business model, customer base, product mix and other relevant factors. We assessed the historical accuracy of management’s projected cash flows, where applicable, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating the discount rates, which included comparison of the selected discount rates to the Company’s weighted average cost of capital and the risk associated with projected cash flows. Finally, we assessed the adequacy of the disclosures in the consolidated financial statements.

Valuation of Long-lived assets

Description of the matter

During the fourth quarter of 2021, the Company made the strategic decision to abandon certain assets that were held for sale associated with its fiscal 2019 decision to exit the environmental products business. As further described in note 5, the Company recorded a long-lived asset impairment charge of $8.3M.

Auditing the Company’s long-lived asset impairment analysis was complex and highly judgmental due to the significant qualitative judgment required to determine the realization of the long-lived asset group.

How we addressed the matter

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment evaluation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures to evaluate the measurement of the Company’s long-lived asset impairment loss included, among others, evaluating the reasonableness of management’s significant assumptions. We also reviewed historical reports of a third-party valuation specialists to establish an understanding of the assets being considered and their ability to be marketed for sale given the length of time such assets have been idle, the geography of such assets and the current economic and social conditions in that environment. In addition, we evaluated the Company’s disclosures related to the matters described above.

Valuation of Inventory

Description of the matter

As of September 30, 2021, the Company has approximately $5.6M of inventory. As discussed in note 1, inventory is valued at the lower of cost or market. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability. We determined valuation of inventory to be a critical audit matter based on the high degree of management judgment necessary is assessing allowances for obsolesce.

How we addressed the matter

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory valuation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures included:

●	Physical observation of inventory in the Company’s warehouse locations;
●	Examined company’s analysis on a sample basis of parts of inventory in the context of the company’s valuation assertion.
●	Reviewing correspondence and other documentation with respect to inventory disposal/destruction.
●	Validating cost assertions by review source documentation of inventory purchases;
●	Reviewing slow-moving reports provided by management;
●	Reviewing subsequent sales data;
●	Retrospective review of prior year estimates; and
●	Analytical procedures including margin analyses.

Finally, we evaluated the Company’s disclosures related to the matters described above.

/s/ Grassi & Co, CPAs, P.C.

We have served as the Company’s auditor since 2021.

Jericho, New York

January 21, 2022

Cemtrex Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

		(Restated)
	September 30, 2021	September 30, 2020
Assets
Current assets
Cash and equivalents	$15,426,976	$19,487,023
Restricted cash	1,759,347	1,582,798
Short-term investments	14,981	887,746
Trade receivables, net	7,810,896	6,686,797
Trade receivables - related party	1,487,155	1,432,209
Inventory –net of allowance for inventory obsolescence	5,657,287	4,946,457
Prepaid expenses and other assets	2,585,652	1,175,775
Total current assets	34,742,294	36,198,805

Property and equipment, net	6,738,944	5,973,850
Right-of-use assets	2,940,127	2,728,380
Assets held for sale	-	8,323,321
Goodwill	7,821,283	7,222,892
Other	697,240	381,900
Total Assets	$52,939,888	$60,829,148

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,235,002	$4,811,217
Short-term liabilities	9,977,972	7,034,510
Lease liabilities - short-term	830,791	721,036
Deposits from customers	62,970	29,660
Accrued expenses	2,094,303	2,107,027
Deferred revenue	2,004,170	1,497,826
Accrued income taxes	448,194	89,318
Total current liabilities	19,653,402	16,290,594

Long-term liabilities
Loans payable to bank	767,279	1,871,201
Long-term lease liabilities	2,017,408	2,027,406
Notes payable	2,350,000	6,029,999
Mortgage payable	2,257,785	2,355,542
Other long-term liabilities	839,171	768,595
Paycheck Protection Program Loans	1,032,200	2,169,437
Deferred Revenue - long-term	467,967	467,329
Total long-term liabilities	9,731,810	15,689,509

Total liabilities	29,385,212	31,980,103

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,
Series 1, 3,000,000 shares authorized, 1,885,151 shares issued and outstanding as of September 30, 2021 and 2,156,784 shares issued and outstanding as of September 30, 2020 (liquidation value of $10 per share)	1,885	2,157
Series A, 1,000,000 shares authorized, zero shares issued and outstanding at September 30, 2021 and 1,000,000 shares issued and outstanding at September 30, 2020	-	1,000
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2021 and 100,000 shares issued and outstanding at September 30, 2020	50	100
Common stock, $0.001 par value, 50,000,000 shares authorized,20,782,194 shares issued and outstanding at September 30, 2021 and 17,622,539 shares issued and outstanding at September 30, 2020	20,782	17,623
Additional paid-in capital	61,727,834	60,221,766
Retained earnings (accumulated deficit)	(41,908,062)	(34,100,067)
Treasury stock at cost	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	2,896,452	1,812,457
Total Cemtrex stockholders’ equity	22,590,650	27,806,745
Non-controlling interest	964,026	1,042,300
Total liabilities and shareholders’ equity	$52,939,888	$60,829,148

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the year ended
	September 30, 2021	September 30, 2020
		Restated
Revenues	43,130,934	43,518,384
Cost of revenues	26,162,582	25,897,181
Gross profit	16,968,352	17,621,203

Operating expenses
General and administrative	22,538,496	20,363,728
Research and development	3,171,676	1,827,286
Total operating expenses	25,710,172	22,191,014
Operating income/(loss)	(8,741,820)	(4,569,811)

Other income/(expense)
Other income/(expense)	8,758,212	1,821,029
Settlement Agreement - Related Party	3,674,165	-
Interest Expense	(2,921,345)	(4,607,453)
Total other income/(expense), net	9,511,032	(2,786,424)

Net loss before income taxes	769,212	(7,356,235)
Income tax benefit/(expense)	(375,434)	(2,073,835)
Income/Loss from Continuing operations	393,778	(9,430,070)

Loss from discontinued operations, net of tax	(8,280,047)	(812,895)

Net income/(loss)	(7,886,269)	(10,242,965)

Less income/(loss) in noncontrolling interest	(78,274)	227,116
Net income/(loss) attributable to Cemtrex, Inc. shareholders	$(7,807,995)	$(10,470,081)

Net income/(loss)	$(7,886,269)	$(10,242,965)
Other comprehensive income/(loss)
Foreign currency translation gain/(loss)	996,100	57,639
Defined benefit plan actuarial gain/(loss)	87,895	-
Comprehensive income/(loss)	(6,802,274)	(10,185,326)

Less Other Comprehensive income (Loss) attributable to noncontrolling interest
Less comprehensive income/(loss) attributable to noncontrolling interest	78,274	(227,116)

Comprehensive income/(loss) attributable to Cemtrex, Inc. shareholders	$(6,880,548)	$(9,958,210)

Income/(loss) Per Share-Basic
Income/(loss) Per Share-Basic- Continuing operations	$0.02	$(1.00)
Income/(loss) Per Share-Basic - Discontinued operations	$(0.44)	$(0.08)
Income/(loss) Per Share-Diluted- Continuing operations
Income/(loss) Per Share-Diluted	$0.02	$(1.00)
Income/(loss) Per Share-Diluted - Discontinued operations	$(0.44)	$(0.08)

Weighted Average Number of Shares-Basic	18,911,746	9,611,516
Weighted Average Number of Shares-Diluted	18,911,746	9,611,516

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2020, as restated	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$60,221,766	$(34,100,067)	$(148,291)	$1,812,457	$27,806,745	$1,042,300
Foreign currency translation gain/(loss)												996,100	996,100
Defined benefit plan actuarial gain/(loss)												87,895	87,895
Share-based compensation									156,419				156,419
Shares issued to pay notes payable							3,159,655	3,159	5,022,492				5,025,651
Dividends paid in Series 1 preferred shares	198,316	198							(198)				-
Income/(loss) attributable to noncontrolling interest													-	(78,274)
Shares and options surrendered in settelment agreement	(469,949)	(470)	(1,000,000.00)	(1,000)	(50,000)	(50)			(3,672,645)				(3,674,165)
Net loss										(7,807,995)			(7,807,995)
Balance at September 30, 2021	1,885,151	$1,885	-	$-	50, 000	$50	20,782,194	$20,782	$61,727,834	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Par Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2019, as reported	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$40,344,837	$(20,067,685)	$-	$796,004	$21,080,230	$885,874
Adjustment									$(1,002,030)	$(3,562,301)		$958,814	$(3,605,517)	$(70,690)
Balance at September 30, 2019, as restated	2,110,718	$2,111	1,000,000	$1,000	-	$-	3,962,790	$3,963	$39,342,807	$(23,629,986)	$-	$1,754,818	$17,474,713	$815,184
Foreign currency translation gain												57,639	57,639	-
Share-based compensation					100,000	100			191,316				191,416
Shares issued for goods and services							513,358	513	532,275				532,788
Shares sold in Securities Purchase Agreements, net of offering costs							6,643,872	6,644	11,615,276				11,621,920
Shares issued to pay notes payable							6,530,473	6,531	8,730,594				8,737,125
Dividends paid in Series 1 preferred shares	217,099	217							(217)				-
Income/(loss) attributable to noncontrolling interest													-	227,116
Purchase of treasury stock											(338,775)		(338,775)
Cancellation of Shares not issued in 2019 ATM offering							(27,954)	(28)	28				-
Retirement of treasury stock	(171,033)	(171)							(190,313)		190,484		-
Net loss										(10,470,081)			(10,470,081)
Balance at September 30, 2020, as restated	2,156,784	2,157	1,000,000	1,000	100,000	100	17,622,539	17,623	60,221,766	(34,100,067)	(148,291)	1,812,457	27,806,745	1,042,300

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
Cash Flows from Operating Activities	2021	2020
		(Restated)
Net income/(loss)	$(7,886,269)	$(10,242,965)
Net loss from discontinued operations	(8,280,047)	(812,895)
Net loss from continuing operations	393,778	(9,430,070)

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	1,335,189	1,865,726
Gain on disposal of property and equipment	48,981	37,910
Amortization of right-of-use assets	870,860	816,550
Change in allowance for doubtful accounts	(161,856)	(265,203)
Share-based compensation	156,418	191,416
Income tax expense/ (benefit)	375,434	2,073,835
Interest expense paid in equity shares	1,291,596	2,859,125
Accrued interest on notes payable	398,321	374,328
Amortization of original issue discounts on notes payable	675,000	944,778
Gain/loss on marketable securities	(2,612,847)	52,695
Settlement Agreement - Related Party	(3,674,165)	-
Discharge of Paycheck Protection Program Loans	(5,320,485)	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	(962,243)	37,390
Accounts receivable - related party	(59,960)	(660,690)
Inventory	(670,838)	156,593
Prepaid expenses and other current assets	(1,411,653)	267,448
Other assets	110,534	(246,350)
Other liabilities	70,576	(157,816)
Accounts payable	(512,138)	(846,340)
Operating lease liabilities	(962,790)	(816,549)
Deposits from customers	33,310	(3,414)
Accrued expenses	47,389	(673,792)
Deferred revenue	506,982	195,775
Income taxes payable	(16,558)	(121,191)
Net cash used by operating activities - continuing operations	(10,051,165)	(3,347,846)
Net cash provided/(used) by operating activities - discontinued operations	-	(438,356)
Net cash used by operating activities	(10,051,165)	(3,786,202)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,069,283)	(1,566,014)
Investment in Virtual Driver Interactive	(1,075,428)	-
Investment in MasterpieceVR	(500,000)	-
Proceeds from sale of marketable securities	11,477,321	30,080,220
Purchase of marketable securities	(7,991,709)	(30,607,931)
Purchases of treasury stock	-	(338,775)
Net cash provided/(used) by investing activities	840,901	(2,432,500)

Cash Flows from Financing Activities
Proceeds from notes payable	5,005,000	8,485,000
Payments on notes payable	(2,220,257)	(1,225,969)
Payments received on notes receivable	-	3,300,289
Proceeds on bank loans	-	3,831,100
Payments on bank loans	(1,261,035)	(778,090)
Proceeds from Paycheck Protection Program Loans	2,942,285	-
Proceeds from securities purchase agreements	-	12,462,648
Payments on capital lease liabilities	(20,061)	(22,718)
Expenses on securities purchase agreements	-	(840,728)
Revolving line of credit	-	(425,812)
Net cash provided by financing activities - continuing operations	4,445,932	24,785,720
Net cash used by financing activities - discontinued operations	-	(374,538)
Net cash provided by financing activities	4,445,932	24,411,182

Effect of currency translation	880,834	22,294
Net increase in cash, cash equivalents, and restricted cash	(4,764,332)	18,192,480
Cash, cash equivalents, and restricted cash at beginning of period	21,069,821	2,855,047
Cash, cash equivalents, and restricted cash at end of period	$17,186,323	$21,069,821

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$15,426,976	$19,487,023
Restricted cash	1,759,347	1,582,798
Total cash, cash equivalents, and restricted cash	$17,186,323	$21,069,821

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$556,428	$429,222

Cash paid during the period for income taxes	$(358,876)	$75,724

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Virtual Driver Interactive	$439,774	$-
Stock issued to pay for products and/or services	$-	$532,788
Stock issued to pay notes payable	$5,025,652	$8,737,125
Loan from bank to acquire building and land		$2,476,000

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

The Company presently has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment operates several brands that deliver cutting-edge software and hardware technologies:

-	Vicon Industries – Vicon Industries, a majority owned subsidiary, provides end-to-end video security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides cutting edge, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.
-	SmartDesk – SmartDesk is focused on reinventing the workspace through developing state-of-the-art, modern, fully integrated, workplace solutions.
-	Cemtrex XR (“CXR”) – CXR is focused on realizing the potential of the metaverse. CXR delivers Virtual Reality (VR) and Augmented Reality (AR) solutions that provide higher productivity, progressive design and impactful experiences for consumer products, and various commercial and industrial applications. The Company is in the process of developing virtual reality applications for commercialization in the metaverse over the next couple years. CXR also invests in emerging startups focused on building best in class solutions for the metaverse.
-	Virtual Driver Interactive (“VDI”) – VDI provides innovative driver training simulation solutions for effective and engaging learning for all ages and skills.
-	Bravo Strong – Bravo Strong is a gaming and content studio working to building games and experiences for the metaverse.
-	good tech (formerly Cemtrex Labs) – good tech provides mobile, web, and enterprise software application development services for startups to large enterprises.

Cemtrex Inc. and Subsidiaries

Industrial Services (IS)

Cemtrex’s IS segment operates through a brand, Advanced Industrial Services (“AIS”), that offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Acquisition of Virtual Driver Interactive

On October 26, 2020, the company acquired Virtual Driver Interactive (“VDI”), a California based provider of innovative driver training simulation solutions for a purchase price of $1,339,774 plus contingent consideration of $175,428.

For over 10 years, VDI has been known for its effective and engaging driver training systems, designed for users of all ages and skill levels. The Company offers comprehensive training for new teen and novice drivers, along with advanced training for corporate fleets and truck drivers. VDI’s wide range of training courses and system options provide customers with highly portable, affordable and effective solutions, all while focusing on the dangers of distracted driving. Results for VDI will be reported under the AT segment.

The Company paid $900,000 in cash and issued a Note payable in the amount of $439,774. This note carries interest of 5% and is payable in two installments of $239,774 plus accumulated interest on October 26, 2021, and $200,000 plus accumulated interest on October 26, 2022. Additionally, the Company paid contingent consideration of $175,428 in May 2021. There is no further contingent consideration specified in the purchase agreement. The Company has accounted for this acquisition as a business combination and has allocated the purchase price as follows, $876,820 to proprietary software, $39,992 to inventory, and $598,391 to goodwill.

Strategic Investment

On November 13, 2020, Cemtrex made a $500,000 investment via a simple agreement for future equity(“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the year ended September 30, 2021.

Going Concern Considerations

The Company has incurred substantial losses over the past two fiscal years and has debt obligations over the next fiscal year that raise substantial doubt with respect to the Company’s ability to continue as a going concern. The Company has raised capital and will continue to reduce expenses through (i) issuance of notes and subsequent settlement of such notes with equity, (ii) equity offering to qualified investors and at-the-market offerings, (iii) review and improvement of our business processes for more efficiency, (iv) sale or reallocation of fixed assets held from exited business segments to raise capital or increase revenue in continuing business segments, (v) development of additional products for the Advanced Technologies segment to increase revenues, (vi) cost reductions to improve overall profitability in all segments. The Company believes that substantial doubt has been alleviated by management’s plans and that it has sufficient working capital to sustain operations for at least the next twelve months.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Cemtrex Inc. and Subsidiaries

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Cemtrex Advanced Technologies Inc., Cemtrex XR Inc., Cemtrex Technologies Pvt. Ltd., and Advanced Industrial Services, Inc. and the Company’s majority owned subsidiary Vicon Industries, Inc. and its subsidiary, Vicon Systems, Ltd. All inter-company balances and transactions have been eliminated in consolidation.

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

Cemtrex Inc. and Subsidiaries

The Company has $178,992 and $340,848 allowance for doubtful accounts at September 30, 2021, and 2020, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2021, or 2020.

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

There was $1,921,001 and $4,575,193 in inventory obsolescence reserve at September 30, 2021, and 2020, respectively. The decrease in inventory obsolescence is due to the disposal of out-of-date products.

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

Goodwill

Goodwill is tested for impairment annually as of September 30. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will test goodwill for impairment. Factors that would necessitate an interim goodwill impairment assessment include prolonged negative industry or economic trends, or significant under-performance relative to expected, historical or projected future operating results. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company’s fair value measurement approach combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. As permitted, if the reporting unit fails the impairment test, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) removing step two from the goodwill impairment test. If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit’s fair value and carrying value. The Company adopted this standard effective October 1, 2020.

Cemtrex Inc. and Subsidiaries

For the years ended September 30, 2021, and 2020, there was no impairment of the Company’s goodwill.

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

Cemtrex Inc. and Subsidiaries

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

Revenue Recognition

On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Management determined that there was no cumulative effect adjustment to the consolidated financial statements and the adoption of the standard did not require any adjustments to the consolidated financial statements for prior periods. Under the guidance of the standard, revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. Company recognizes revenue at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Most of the Company’s sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods or repair of equipment and generally provide for transfer of control at the time of shipment to the customer. The Company generally permits returns of product or repaired equipment due to defects; however, returns are historically insignificant. Billing terms vary by customer and product but generally do not exceed 90 days.

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from cost reimbursable contracts based on the services provided, typically represented by man-hours worked, and is measured by reference to agreed charge-out rates or to the estimated total contract revenue. Revenue from long-term fixed price contracts is recognized using the percentage-of-completion method, measured by reference to physical completion or the ratio of costs incurred to total estimated contract costs. If the outcome of a contract cannot be estimated reliably, as may be the case in the initial stages of completion of the contract, revenue is recognized only to the extent of the costs incurred that are expected to be recoverable. If a contract is expected to be loss-making, the expected amount of the loss is recognized immediately in the income statement. Revenue from short-term contracts is recognized when delivery has occurred, and collection of the resulting receivable is deemed probable. Timing of revenue recognition may differ from the timing of invoicing to customers. Billing terms vary by customer and product but generally do not exceed 90 days

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is reversed against the receivable recognized when those goods or services are delivered. The amounts were $2,472,137, $1,965,155, and $1,769,380, for the years ended September 30, 2021, 2020, and 2019 respectively.

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

Cemtrex Inc. and Subsidiaries

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

For the years ended September 30, 2021, and 2020, the Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits. The Company will record any interest and/or penalties arising from uncertain tax provisions when they are likely to occur and reasonably estimable.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of September 30, 2021, and 2020, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the year ended
	September 30,
	2021	2020

Warrants to purchase shares	433,965	433,965
Options	950,000	945,833

Cemtrex Inc. and Subsidiaries

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2021, and September 30, 2020, comprehensive loss includes a gain of $996,100 and $57,639, respectively, which were entirely from foreign currency translation.

As of and for the year ended September 30, 2021, and 2020 the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the three months ended	Exchange rate at	For the year ended
Currency	September 30, 2020	September 30, 2020	September 30, 2021	September 30, 2021
Indian Rupee	0.014	0.014	0.013	0.014
Great Britain Pound	1.287	1.248	1.346	1.358

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

Cemtrex Inc. and Subsidiaries

Recently Issued Accounting Pronouncements Not Yet Effective

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

The amendments in the ASU remove certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also amends the derivative scope exception guidance for contracts in an entity’s own equity. The amendments remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception.

In addition to the above, the ASU expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations that are impacted by the amendments.

The ASU is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. Early adoption is permitted. The FASB noted that an entity should adopt the guidance as of the beginning of its annual fiscal year. The standard is effective for the Company beginning in fiscal year October 1, 2022.

Entities may elect to adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. If an entity has convertible instruments that include a down round feature, early adoption of the ASU is permitted for fiscal years beginning after December 15, 2020.

ASU 2016-13 Measurement of Credit Losses on Financial Instrument is effective for fiscal years beginning after December 15, 2022. This is not expected to apply to the Company as financial instruments giving rise to credit risk are not utilized by the Company.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – RESTATEMENTS OF FINANCIAL STATEMENTS

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

Cemtrex Inc. and Subsidiaries

As part of the restatement investigation, it was determined that the Company did not follow GAAP in the treatment of its Series 1 Preferred dividends. The Company currently has a deficit in retained earnings and in accordance with guidance has reversed the accrual for dividends payable and placed the amount of the accrual back into retained earnings.

In response to the above discussed restatements, the Company revisited its fiscal year 2020 financial statements. As a result, the following items have been restated, (i) inventory valuation, recognition of discontinued operations, accrued expenses, and accounts payable of the Company’s subsidiary Vicon Industries, Inc., (ii) fixed asset valuation and deferred revenue of the Company’s subsidiary Advanced Industrial Services, Inc., some of these valuation error dates to prior to acquisition of each entity.

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

The table below represents the balances of the affected accounts on the Condensed Consolidated Balance Sheets as of September 30, 2020, the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the year ended September 30, 2020, Condensed Consolidated Statement of Stockholders’ Equity, and the Condensed Consolidated Statements of Cash Flows for the year ended September 30, 2020.

Condensed Consolidated Balance Sheets

	Balance as reported on September 30, 2020	Adjustment of net value of intangible assets	Adjustment resulting from reaudit of Fiscal Year 2020 Financial Statements	Adjustment of net value of inventory	Adjustment of net value of fixed assets	Cumulative effect of restatement adjustments	Loss on amounts transferred to First Commercial	Restatement on Dividends	Cumulative effect of currency translation	Adjusted balance at September 30, 2020

Cash and equivalents	$19,490,061		$(3,038)								$19,487,023
Prepaid expenses and other assets	$1,188,317		$(12,542)								$1,175,775
Other Assets	$744,207		$(362,307)								$381,900
Property and equipment, net	$9,558,936	$(2,597,185)			$(987,901)						$5,973,850
Inventory –net of allowance for inventory obsolescence	$6,793,806			$(1,847,349)							$4,946,457
Goodwill	$4,370,894		$2,851,998								$7,222,892
Accounts payable	$2,857,817		$1,953,400								$4,811,217
Accrued expenses	$2,392,487		$(285,460)								$2,107,027
Deferred revenue	$1,651,784		$(153,958)								$1,497,826
Other long-term liabilities	$1,063,733		$(295,138)								$768,595
Series 1 preferred stock dividends payable	$1,081,690							$(1,081,690)			$-
Additional paid-in capital	$63,313,336							$(3,091,570)			$60,221,766
Retained earnings (accumulated deficit)	$(33,172,690)					$1,999,363	$(7,100,000)	$4,173,260		$	$(34,100,067)
Accumulated other comprehensive income	$853,643								$958,814		$1,812,457

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

		For the year ended
	September 30, 2020
	Previously reported	Adjustments	Adjusted

Net loss available to Cemtrex, Inc. shareholders	$(13,105,005)	$2,634,924	$(10,470,081)
Cost of revenues	$24,153,937	$1,743,244	$25,897,181
General and administrative	$21,570,666	$(1,206,938)	$20,363,728
Preferred dividends	$3,171,230	$(3,171,230)	$-
Loss Per Share-Basic	$(1.28)	$0.27	$(1.01)
Loss Per Share-Diluted	$(1.28)	$0.27	$(1.01)

Cemtrex Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

		For the year ended
		September 30, 2020
	Previously reported	Adjustments	Adjusted

Retained earnings (accumulated deficit) at September 30, 2019	$(20,067,685)	$(3,562,301)	$(23,629,986)
Dividends pad in series preferred shares	$(2,089,540)	$2,089,540	$-
Accrued dividends	$(1,081,690)	$1,081,690	$-
Net income/(loss)	$(9,706,659)	$(763,422)	$(10,470,081)
Retained earnings (accumulated deficit) at September 30, 2020	$(33,172,690)	$(927,377)	$(34,100,067)
Accumulated other comprehensive income/(loss)at September 30, 2019	$796,004	$958,814	$1,754,818
Foreign currency translation gain	$22,294	$35,345	$57,639
Income in noncontrolling interest	$35,345	$(35,345)	$-
Accumulated other comprehensive income/(loss) at September 30, 2020	$853,643	$958,814	$1,812,457
Additional paid-in capital at September 30, 2019	$40,344,837	$(1,002,030)	$39,342,807
Additional paid-in capital at September 30, 2020	$63,313,336	$(3,091,570)	$60,221,766
Non-controlling interst of Vicon at September 30, 2019	$885,874	$(70,690)	$815,184
Income in noncontrolling interest	$191,771	$35,345	$227,116
Non-controlling interst of Vicon at September 30, 2020	$1,077,645	$(35,345)	$1,042,300

Condensed Consolidated Statements of Cash Flows

		For the year ended
		September 30, 2020
	Previously reported	Adjustments	Adjusted

Net loss	$(9,706,659)	$(536,306)	$(10,242,965)
Depreciation and amortization	$2,460,043	$(594,317)	$1,865,726
Inventory	$(1,586,651)	$1,743,244	$156,593
Accrued expenses	$(499,527)	$(174,265)	$(673,792)
Net cash used by operating activities - continuing operations	$(3,786,202)	$438,356	$(3,347,846)

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

Cemtrex Inc. and Subsidiaries

NOTE 4 PURCHASED ASSETS AND INVESTMENTS

On February 21, 2020, the Company purchased 71,429 shares for $500,000. The Company now owns approximately 95% of Vicon’s outstanding shares of common stock.

NOTE 5 – DISCONTINUED OPERATIONS

During fiscal 2019, the Company reached a strategic decision to exit the environmental products business, which was part of Industrial Services group. Accordingly, the Company has reported the results of the environmental control products business as discontinued operations in the Consolidated Statements of Operations and in the Consolidated Balance Sheets.

During fiscal 2021, the Company made the final determination on it inactive entities and have written off all assets and liabilities of these entities

Assets and liabilities included within discontinued operations on the Company’s Consolidated Balance Sheets at September 30, 2021 and 2020 are as follows;

	September 30,	September 30,
	2021	2020
Assets
Current assets
Trade receivables - related party	-	544,500
Total current assets	-	544,500

Property and equipment, net
Assetss held for sale	-	8,323,321
Total Assets	$-	$8,867,821

Liabilities
Current liabilities
Accounts payable	$-	$-
Total liabilities	$-	$263,832

Cemtrex Inc. and Subsidiaries

Loss from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Centrex, LTD, IQInVision, Vicon Deutschland GmbH, Vicon Systems Ltd., and Griffin Filters are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the years ended September 30, are as follows:

	Year ended September 30,
	2021	2020

Total net sales	$-	$-
Cost of sales	-	-
Operating, selling, general and administrative expenses	8,280,047	812,895
Other expenses	-	-
Income (loss) from discontinued operations	(8,280,047)	(812,895)
Loss on sale of discontinued operations	-	-
Income tax provision	-	-
Discontinued operations, net of tax	$(8,280,047)	$(812,895)

NOTE 6 – SEGMENT AND GEOGRAPHIC INFORMATION

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

Cemtrex Inc. and Subsidiaries

The following tables summarize the Company’s segment information:

	For the years ended
	September 30,
	2021	2020
Revenues from external customers
Advanced Technologies	$24,154,488	$25,750,684
Industrial Services	18,976,446	17,767,700
Total revenues	$43,130,934	$43,518,384

Gross profit		(restated)
Advanced Technologies	$10,591,956	$11,181,127
Industrial Services	6,376,396	6,440,076
Total gross profit	$16,968,352	$17,621,203

Operating loss		(restated)
Advanced Technologies	$(9,793,851)	$(3,278,873)
Industrial Services	1,052,031	(1,290,938)
Total operating loss	$(8,741,820)	$(4,569,811)

Other income/(expense)
Advanced Technologies	$4,891,984	$(2,588,609)
Industrial Services	4,619,048	(197,815)
Total other expense	$9,511,032	$(2,786,424)

Depreciation and Amortization		(restated)
Advanced Technologies	$515,465	$643,427
Industrial Services	819,724	1,222,299
Total depreciation and amortization	$1,335,189	$1,865,726

	September 30,	September 30,
	2021	2020
		(restated)
Identifiable Assets
Advanced Technologies	$33,850,496	$37,311,047
Industrial Services	19,089,392	14,650,280
Discontinued operations	-	8,867,821
Total Assets	$52,939,888	$60,829,148

Cemtrex Inc. and Subsidiaries

The Company generates revenue from product sales and services from its subsidiaries located in the United States, The United Kingdom, and India. Revenue and long-lived asset information for the Company is as follows:

	September 30,	September 30,
Revenues	2021	2020
U.S. Operations	$39,081,703	$40,211,773
Non-U.S. Operations	4,049,231	3,306,611
	$43,130,934	$43,518,384

	September 30,	September 30,
Long-lived Assets	2021	2020
		(restated)
U.S. Operations	$6,584,161	$5,805,696
Non-U.S. Operations	154,783	168,154
	$6,738,944	$5,973,850

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Cemtrex Inc. and Subsidiaries

The Company’s fair value assets for the years ended September 30, 2021, and 2020, are as follows;

	Quoted Prices in Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	as of
	Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Investment in marketable securities (included in short-term investments)	$14,981	$-	$-	$14,981

	$14,981	$-	$-	$14,981

	Quoted Prices in Active	Significant
	Markets for	Other	Significant	Balance
	Identical	Observable	Unobservable	as of
	Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2020
Assets
Investment in marketable securities
(included in short-term investments)	$887,746	$-	$-	$887,746

	$887,746	$-	$-	$887,746

NOTE 8 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,601,932 as of September 30, 2021. Additionally, the Company has a standby letter of credit for deposit on a building lease and payable against. a money market account, the amount of the standby letter of credit is $157,415.

NOTE 9 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 30,	September 30,	September 30,
	2021	2020	2019
Accounts receivable	$7,989,888	$7,027,645	$7,065,035
Allowance for doubtful accounts	(178,992)	(340,848)	(606,051)
	$7,810,896	$6,686,797	$6,458,984

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 10 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2021	2020
		Restated
Raw materials	$1,957,410	$3,959,888
Work in progress	429,871	1,069,050
Finished goods	5,191,007	5,717,519
	7,578,288	10,746,457

Less: Allowance for inventory obsolescence	(1,921,001)	(5,800,000)
Inventory –net of allowance for inventory obsolescence	$5,657,287	$4,946,457

Cemtrex Inc. and Subsidiaries

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2021	2020
		(restated)
Land	$790,373	$790,373
Building and leasehold improvements	2,892,900	2,935,628
Furniture and office equipment	501,885	621,790
Computers and software	1,105,681	264,940
Trade show display	-	89,330
Machinery and equipment	12,984,959	13,620,530
	18,275,798	18,322,591

Less: Accumulated depreciation	(11,536,854)	(12,348,741)
Property and equipment, net	$6,738,944	$5,973,850

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, substantially exceeded their carrying values at September 30, 2021. Depreciation and amortization of property and equipment totaled approximately $1,335,189 and $1,865,726 for fiscal years ended September 30, 2021, and 2020, respectively.

NOTE 12 – LEASES

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

Cemtrex Inc. and Subsidiaries

Finance and operating lease liabilities consist of the following:

	September 30,	September 30,
	2021	2020
Lease liabilities - current
Finance leases	$-	$20,061
Operating leases	830,791	700,975
	830,791	721,036

Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	2,017,408	2,027,406
	$2,017,408	$2,027,406

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at September 30, 2021, is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
2022	-	912,755	912,755
2023	-	725,207	725,207
2024	-	588,454	588,454
2025	-	565,431	565,431
2026 & Thereafter	-	668,292	668,292
Undiscounted lease payments	-	3,460,139	3,460,139
Amount representing interest	-	(611,940)	(611,940)
Discounted lease payments	$-	$2,848,199	$2,848,199

Additional disclosures of lease data are set forth below:

	For the year ended
	September 30, 2021	September 30, 2020
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$17,184	$22,912
Interest on lease liabilities	88	832

Operating lease costs:
Amortization of right-of-use assets	870,860	816,550
Interest on lease liabilities	91,930	59,122
Total lease cost	$980,062	$899,416

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$962,790	$816,549
Finance leases	20,061	22,718
	$982,851	$839,267

Weighted-average remaining lease term - finance leases (months)	0	10
Weighted-average remaining lease term - operating leases (months)	55	51

Weighted-average discount rate - finance leases	3.63%	3.63%
Weighted-average discount rate - operating leases	6.85%	6.64%

Cemtrex Inc. and Subsidiaries

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 13 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2021, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $298,707, and other current assets of $2,286,945. On September 30, 2020, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $101,308, and other current assets of $1,074,467.

NOTE 14 - OTHER ASSETS

As of September 30, 2021, the Company had other assets of $697,240 which was comprised of rent security deposits of $84,362, Investment in Masterpiece VR valued at $500,000, and other assets of $112,878. As of September 30, 2020, the Company had other assets of $381,900 which was comprised of rent security deposits.

NOTE 15 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carries an interest of LIBOR plus 2.00% per annum (2.075% as of September 30, 2021). At September 30, 2021, there was no outstanding balance on this line of credit. The terms of this line of credit are subject to the bank’s review annually on February1.

Loans payable to bank

On December15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (2.325% as of September 30, 2021, and 4.23% as of September 30, 2020) and is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of September 30, 2021. The outstanding balance on this loan was $1,218,680 and $2,164,584, on September 30, 2021, and 2020, respectively. This loan is secured by the assets of the Company.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (3.98% as of September 30, 2020) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of September 30, 2020. The outstanding balance on this loan was $58,897 on September 30, 2020. On September 30, 2021, this loan was fully paid. This loan was secured by the assets of the Company.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (2.075% as of September 30, 2021, and 3.98% as of September 30, 2020) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of September 30, 2021. The outstanding balance on this loan was $149,914 and $246,673, on September 30, 2021, and 2020, respectively. This loan is secured by the assets of the Company.

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.25% per annum (2.325% as of September 30, 2021, and 4.23% as of September 30, 2020) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of September 30, 2021. The outstanding balance on this loan was $258,060 and $331,535, on September 30, 2021, and 2020, respectively. This loan is secured by the assets of the Company.

Notes payable

On December 23, 2019, the Company, issued a note payable to an independent private lender in the amount of $1,725,000. This note carries interest of 8% and matures on June 23, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash. As of September 30, 2021, this note was fully satisfied. As of September 30, 2020, the balance on this note was $620,754.

On April 24, 2020, the Company, issued a note payable to an independent private lender in the amount of $1,725,000. This note carries interest of 8% and matures on October 24, 2021. After deduction of an original issue discount of $225,000 and legal fees of $5,000, the Company received $1,495,000 in cash. As of September 30, 2021, this note was fully satisfied. As of September 30, 2020, this note had a balance of $1,787,033.

Cemtrex Inc. and Subsidiaries

On September 30, 2020, the Company, issued a note payable to an independent private lender in the amount of $4,605,000. This note carries interest of 8% and matures on March 30, 2022. After deduction of an original issue discount of 600,000 and legal fees of $5,000, the Company received $4,000,000 in cash. As of September 30, 2021, and 2020, this note had a balance of $2,456,448, and $4,605,000, respectively.

On September 30, 2021, the Company, issued a note payable to an independent private lender in the amount of $5,755,000. This note carries interest of 8% and matures on March 30, 2023. After deduction of an original issue discount of 750,000 and legal fees of $5,000, the Company received $5,000,000 in cash. One September 30, 2021, this note had a balance of 5,775,000.

On March 3, 2020, Vicon, a subsidiary of the Company amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL, additionally, another $500,000 is to be paid in one year. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2022. This note carries loan covenants which the Company is in compliance with as of September 30, 2021. On September 30, 2021, and 2020, this note had a balance of $3,604,743, and 4,625,000, respectively.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on The Company’s other loans from Fulton Bank. As of September 30, 2021, the Company was in compliance with these covenants. The outstanding balance on this mortgage was $2,339,114 and $2,355,542, on September 30, 2021, and 2020, respectively.

Paycheck Protection Program Loans

In April and May of 2020, and January and April of 2021, the Company and its subsidiaries applied for and were granted $6,413,385 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 2% and mature in two years. The Company has applied for and received loan forgiveness under the provisions of the CARES Act for $6,291,985 with $971,500 being subsequent to September 30, 2021. These loans are recorded under Paycheck Protection Program Loans on our Condensed Consolidated Balance Sheet as of September 30, 2020, net of the short-term portion of $1,032,200, of which $971,500 has been forgiven.

Estimated maturities of our long-term debt over the next 5 years are as follows;

	2022	2023	2024	2025	2026	Thereafter	Total
Fulton Bank - $5,250,000	713,548	505,132	-	-		-	$1,218,680
Fulton Bank - $400,000	78,995	70,919	-	-		-	$149,914
Fulton Bank - $360,000	66,831	69,484	49,502	-		-	$258,060
Fulton Bank - Mortgage payable	81,329	88,266	92,120	96,142	102,521	1,878,736	$2,339,114
NIL Funding	3,604,743	-	-	-		-	$3,604,743
PPP Loans	60,700	1,032,200	-	-		-	$1,092,900
Notes Payable (1)	5,371,825	2,350,000	-	-		-	$7,721,825
TOTAL	$9,977,971	$4,116,001	$141,622	$96,142	$102,521	$1,878,736	$16,385,236

(1)	Net of unamortized original issue discounts of $950,000

NOTE 16 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and Former CFO, is President, for total consideration of $550,000. As of September 30, 2021, and September 30, 2020, there was $1,487,155 and $1,432,209 in receivables due from Ducon Technologies, Inc., respectively. At September 30, 2021, $500,000 of the balance due is for the sale of Griffin, which was due in February 2021, and the remaining balance are various receivables with various due dates within the next fiscal year. The Company is currently negotiating a payment agreement surrounding all these amounts due.

Cemtrex Inc. and Subsidiaries

Please see Note 3 for further transactions relating to Aron Govil.

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

NOTE 17 – SHAREHOLDERS’ EQUITY

On July 27, 2020, the Company amended the Company’s Certificate of Incorporation (the “Amended Certificate of Incorporation”) which was duly approved by the Company’s Board of Directors and duly adopted by the Company’s shareholders increasing the number of authorized shares of all classes of stock from 30,000,000 shares to 60,000,000 shares with 50,000,000 designated as Common Stock and 10,000,000 designated as Preferred Stock.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2021, and September 30, 2020, there were 1,935,151 and 3,256,784 shares issued and outstanding, respectively.

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

During the twelve-month periods ended September 30, 2021, the Company retired 1,000,000 shares of Series A Preferred Stock.

As of September 30, 2021, and September 30, 2020, there were zero and 1,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

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

Cemtrex Inc. and Subsidiaries

During the year ended September 30, 2021, the Company retired 50,000 shares of Series C Preferred Stock surrendered by Aron Govil as part of the settlement agreement (see Note 3).

As of September 30, 2021, and September 30, 2020, there were 50,000 and 100,000 shares of Series C Preferred Stock issued and outstanding, respectively.

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

Cemtrex Inc. and Subsidiaries

On March 30, 2020, the Company amended the Certificate of Designation (the “Amended Certificate of Designation”) for our Series 1 Preferred Stock (the “Series 1 Stock”). The Amended Certificate of Designation increased the number of authorized preferred shares under the designation for our Series 1 Preferred Stock from 3,000,000 shares to 4,000,000 shares.

During the year ended September 30, 2021, 198,316 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

During the year ended September 30, 2021, the Company retired 469,949 shares of Series 1 Preferred Stock surrendered by Aron Govil as part of the settlement agreement (see Note 3).

As of September 30, 2021, and September 30, 2020, there were 1,885,151 and 2,156,784 shares of Series 1 Preferred Stock issued and outstanding, respectively.

During the fiscal year ended September 30, 2020, the Company purchased 235,133 shares of its Series 1 Preferred Stock on the open market at an average price per share of $1.92, for an aggregate cost of approximately $338,775, as part of its ongoing share repurchase program announced earlier. The Company retired 171,033 shares worth $190,484 during fiscal 2020.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of September 30, 2021, there were 20,782,194 shares issued and outstanding and at September 30, 2020, there were 17,622,539 shares issued and outstanding.

During the fiscal year ended September 30, 2021, we issued 3,159,655 shares of common stock to satisfy $5,025,651 of notes payable and accumulated interest.

During the fiscal years ended September 30, 2020, 6,530,473 shares of the Company’s common stock have been issued to satisfy $8,737,125 of notes payable and accumulated interest.

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

During the years ended September 30, 2021, and 2020, none of our outstanding Series 1 Warrants have been exercised.

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

Cemtrex Inc. and Subsidiaries

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

As part of the settlement agreement with Mr. Govil, all his options were cancelled.

On January 6, 2021, the Company granted to Christopher C. Moore, the Company’s CFO, a stock option for 150,000 shares. These options have an exercise price of $1.58 per share, which vest over five years, and they expire after five years.

The following weighted-average assumptions were used to estimate the fair value of the common stock option liability for the options granted to Christopher C. Moore;

January 6, 2021
Expected term	5 Years
Risk-free interest rate	0.41%
Expected volatility	111.47%
Expected dividend yield	0%

Cemtrex Inc. and Subsidiaries

During the years ended September 30, 2021, and 2020 the Company recognized $156,419 and $191,416 of share-based compensation expense on its outstanding options, respectively.

As of September 30, 2021, there was $359,415 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 4 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	1,050,000			$-
Options granted	-
Options exercised	-
Options forfeited	-
Options cancelled	(104,167)
Outstanding at September 30, 2020	945,833
Options granted	250,000
Options exercised
Options forfeited
Options cancelled	(245,833)
Outstanding at September 30, 2021	950,000
Exercisable at September 30, 2021	583,333	$1.78	0.40	$-

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

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii) approximately 4,570 square feet of office space in El Dorado Hills, California in a 63 month lease assumed by the company upon the acquisition of VDI expiring on November 30, 2022, and (iv) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2026.

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

At September 30, 2021, the Company had approximately $37,099,262 of federal and $13,726,364 of state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2036 for federal purposes and in 2036 for state purposes.  The company is currently reviewing net operating losses for Section 382 limitation purposes and will make any required adjustments to the net operating losses at the completion of the study.

The following is a geographical breakdown of loss before the provision for income taxes:

	Year ended September 30,
	2021	2020
		Restated
Domestic	$30,957	$(6,422,704)
Foreign	738,255	(933,531)
Loss before provision for income taxes	$769,212	$(7,356,235)

Cemtrex Inc. and Subsidiaries

The provision for income taxes consisted of the following:

	September 30, 2021	September 30, 2020
		Restated
Current (benefit)/provision
Federal	$-	$-
State	375,434	(209,032)
Foreign	-	-
Total current (benefit)/provision	375,434	(209,032)

Deferred provision
Federal	-	2,282,867
State	-	-
Foreign	-	-
Total deferred provision	$-	$2,282,867

Total (benefit)/provision for income taxes	$375,434	$2,073,835

Effective Income tax rate	48.81%	-28.19%

The following is a reconciliation of the effective income tax rate to the federal and state statutory rates:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2021	September 30, 2020
		Restated
U.S. statutory rate	21.00%	21.00%
State statutory rate	6.50%	6.50%
Foreign tax rate differential	0.00%	0.00%
Change in valuation allowance	0.00%	-30.78%
Effect of change in rates	0.00%	0.00%
Permanent differences	21.31%	-24.91%
Effective rate	48.81%	-28.19%

Cemtrex Inc. and Subsidiaries

The components of our deferred tax assets and liabilities are summarized as follows:

	September 30, 2021	September 30, 2020
		Restated
Deferred Tax Assets:
Net operating loss carryforwards	$8,702,738	$20,482,973
Inventory	1,405,057	-
Prepaid expenses	-	-
Allowance for bad debt	35,345	3,491
Fixed Assets	-	19,271
Goodwill amortization	-	-
Non-qualified stock options	-	-
Warrants (interest expense)	1,155,642	-
Accruals	280,447	2,699,246
Warranty Reserve	28,002	-
Foreign Tax Credits	-	354,000
Other	4,358	-
Total gross deferred taxes	11,611,589	23,558,981
Valuation allowance	(9,491,650)	(22,720,711)
Net deferred tax assets	2,119,939	838,270

Deferred Tax Liabilities:
Inventory and other Reserves	(638,230)	-
Inventory	-	(2,277)
Prepaid expenses	(87,934)	(45,563)
Goodwill amortization	(557,074)	(428,395)
Research and development expenses	-	-
Depreciation	(836,701)	(319,090)
Gain/loss on fixed asset disposal	-	-
Other	-	(42,945)
Total deferred tax liabilities	(2,119,939)	(838,270)

Total deferred tax assets (liabilities)	$-	$-

NOTE 21– SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. Centrex concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

Forgiveness of Payroll Protection Plan Loan

In November 2021, $971,500 in Payroll Protection Plan Loans were forgiven.

Preferred shares issued for dividend

On October 18, 2021, the Company issued 94,602 shares of its Series 1 Preferred Stock for dividends. The dividend was paid to shareholders of record as of September 30, 2021.

Common shares issued subsequent to financial statements date.

During October 2021, 2,891,016 shares of common stock were issued to satisfy $2,466,478 of notes payable and accumulated interest.

