Form 10-K/A
period 2021-09-30
CEMTREX INC
filed 2022-01-27
CIK 1435064

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

(Address of principal executive offices) (Zip code)

Registrant telephone number, including area code: 631-756-9116

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	CETX	The NASDAQ Capital Market
Preferred Stock, Series 1 $0.001 par value per share	CETXP	The NASDAQ Capital Market
Series 1 Warrants	CETXW	The NASDAQ Capital Market

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

As of January 26, 2022, the registrant had 23,673,210 shares of common stock outstanding.

Explanatory Note

Cemtrex, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended September 30, 2021 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended September 30, 2021, and are, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report.

Except as described above, no other amendments are being made to this Report. This Form 10-K/A does not reflect events occurring after the January 21, 2022, filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

As of January 26, 2022, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	35	Chairman of the Board of Directors,President,
276 Greenpoint Avenue, Suite 208		Chief Executive Officer, & Director
Brooklyn, NY 11222

Christopher C. Moore	39	Chief Financial Officer
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Brian Kwon	35	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Manpreet Singh	38	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Chris Wagner	61	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Metodi Filipov	58	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of the Company’s directors:

Saagar Govil is the Company’s Chairman since June 2014, and the Chief Executive Officer and President since December 2011. He has been working at Cemtrex since 2008, initially as a field engineer, subsequently moving into sales, and management roles as Vice President of Operations. Saagar was recently recognized as a Forbes’ 30 Under 30 in 2016, Business Insiders #17 on Top 100 of Silicon Alley in 2015, and Top 40 Under 40 by Stony Brook University in 2014. Saagar Govil has a B.E. in Materials Engineering from Stony Brook University, N.Y.

Christopher C. Moore was appointed Cemtrex’s Chief Financial Officer on January 6, 2021. Prior to joining Cemtrex, Chris was the Senior Director of Strategic Finance and Analytics at Movable Ink. Chris has over a decade of experience in finance analytics and accounting. During his career, Chris has worked as a strategic leader with a number of public and private technology companies, holding responsibility for improving business operations, financial planning, analytics, equity management, investor relations, and compliance. Prior to joining Cemtrex, he held finance and accounting leadership positions at Shoretel, Smartling, mparticle, and Clarifai. Chris is a CFA Charterholder, holds a BA from the University of Miami, and received his MBA from Yale University School of Management.

Brian Kwon was appointed to the as a director on September 28, 2021 and is presently the President and Chief Procurement Officer of H Mart. Brian has extensive operations experience in purchasing, distribution, logistics, IT, HR, and e-commerce from his time at H-Mart. Brian has completed the Harvard Business School General Management Program.

Manpreet Singh was appointed as a director on November 1, 2021 and is currently the founder and Chief Investment Officer of Singh Capital Partners (SCP), a multifamily office that directs investments into venture capital, real estate, and growth equity. SCP invests capital on behalf of Fortune 500 CXOs, Unicorn founders and operators and has executed investments in North America, Europe and Asia. He serves on the numerous non-profit and private company boards including AcquCo, US Inspect, Embrace Software, Snowball Industries, Shukr Investments, Suburban Hospital (John Hopkins Medicine) and Dingman Center at the Smith School of Business. He is a CFA charterholder and Manpreet received his MBA from the Wharton School of Business in Entrepreneurship, Finance, and Real Estate. He also holds a B.S. in Finance with a citation in Entrepreneurship from the University of Maryland, College Park. Mr. Singh’s extensive knowledge of finance allow him to make valuable contributions to the Board.

Chris Wagner was appointed as a director on November 3, 2021 and is a technology expert who partners with investors, executives, and entrepreneurs to grow their professional brands, revenues, and customers. Chris is currently a Managing Partner at OTT Advisors. Prior to joining OTT, he co-founded internet start-up NeuLion and helped grow the business to $100 million dollars, which sold to Endeavor for $250 million in cash. After spending more than a decade in the video internet streaming industry, Mr. Wagner has developed an uncanny ability to start-up new technology businesses and enhance existing enterprises through digitally enabled services. Mr. Wagner holds a bachelor’s degree in communications and business administration from the University of Delaware. Mr. Wagner’s extensive knowledge of finance allow him to make valuable contributions to the Board.

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

Meetings of the Board of Directors

During the fiscal year ended September 30, 2021 (“Fiscal 2021”), the Board of Directors held four meetings.

Committees of the Board

Our Board of Directors currently has one standing committee: The Audit Committee.

Compensation Committee

As a “Controlled Company” as such term is defined under NASDAQ Listing Rule 5615, the Company is not required to have a Compensation Committee.

Audit Committee

The Audit Committee, which has been established in accordance with requirements of Section 3(a)(58)(A) of the Exchange Act, is comprised of the following independent directors: Metodi Filipov (Chair), Brian Kwon, Chris Wagner and Manpreet Singh. The Board of Directors has determined that each member of the Audit Committee: (i) is independent, (ii) meets the financial literacy requirements of the Nasdaq Rules, and (iii) meets the enhanced independence standards established by the SEC. In addition, the Board has determined that Mr. Filipov qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC.

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

Nomination of Directors

The Company does not currently have a standing nominating committee or a formal nominating committee charter. As a “Controlled Company” as such term is defined by NASDAQ Listing Rule 5615 the Company is not required to have a Nominating Committee. Currently, the independent members of the Board (Messrs. Kwon, Singh, Wagner, and Filipov), rather than a nominating committee, approve or recommend to the full Board those persons to be nominated. The Board believes that the current method of nominating directors is appropriate because it allows each independent board member input into the nomination process and does not unnecessarily restrict the input that might be provided from an independent director who could be excluded from a committee. Currently, three of the five Directors are independent. Furthermore, the Board has adopted by resolution a director nomination policy. The purpose of the policy is to describe the process by which candidates for inclusion in the Company’s recommended slate of director nominees are selected. The director nomination policy is administered by the Board. Many of the benefits that would otherwise come from a written committee charter are provided by this policy.

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

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended September 30, 2021 all Reporting Persons timely complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Christopher C. Moore, CFO. As of January 26, 2022, Saagar Govil and Christopher C. Moore are currently earning compensation from the Company. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2020, and 2021 by our executive officers.

				OPTION
		SALARY	BONUS	AWARDS		OTHER	TOTAL
PRINCIPAL AND POSITION	YEAR	($)	($)	($)		($)	($)
Saagar Govil	2021	600,000	300,000	-		31,830	931,830
Chairman od the Board	2020	376,923	612,303	-		24,439	1,013,665
Chief Executive Officer, and President

Christopher C. Moore	2021	137,250	-	185,803	(1)	7,528	330,581
Chief Financial Officer

Aron Govil	2021	9,423					9,423
FormerExecutive Director and	2020	276,923	243,140	-		-	520,063
Chief Financial Officer

Priscilla Popov	2021	46,500	-	-		-	46,500
Former Chief Financial Officer

(1)	Represents the aggregate amount of the fair value of stock option awards on the grant date calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASBASC Topic 718”), rather than actual amounts to be realized by the named executive officer and disregarding any forfeitures based upon exercise price.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

On January 6, 2021, the Company granted to Christopher C. Moore, the Company’s CFO, a stock option for 150,000 shares. These options have an exercise price of $1.58 per share, which vest over five years, and they expire after five years.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None

EMPLOYMENT AGREEMENTS

On January 6, 2021, the board of directors appointed Mr. Christopher C. Moore to act as our Chief Financial Officer. The Company entered into an employment agreement with Mr. Moore, whereby the Company agreed to compensate Mr. Moore $195,000, with an annual increase of 3% on each anniversary of continued employment. He is entitled to two semiannual bonus awards of 10% of his base salary to be defined my mutual agreement prior to each six-month interval. We have issued to Mr. Moore a stock option for 150,000 shares of our common stock as discussed above. Mr. Moore is also entitled to three weeks paid vacation and enrollment in our benefit and 401K plans.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2021:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	400,000	$1.90	2/25/2026
Saagar Govil	100,000	$1.92	2/25/2026
Saagar Govil	100,000	$2.30	2/25/2026
Saagar Govil	100,000	$2.76	2/25/2026
Christopher C. Moore	150,000	$1.58	1/5/2026

Compensation of Directors

The members of the Board receive quarterly compensation of $2,500. Additionally, we reimburse our directors for expenses incurred in connection with attending board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of January 26, 2022 by:

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

As of January 26, 2022, 23,673,210 shares of Common Stock were issued and outstanding. In addition, there were 50,000 shares of Series C Preferred Stock outstanding which are entitled to vote 232,047,245 shares in the aggregate, all of which is held by Saagar Govil and 1,979,753 shares of Series 1 Preferred Stock outstanding which are entitled to vote 3,959,506 shares in the aggregate. Accordingly, a total of 259,679,961 shares may be voted at the Annual Meeting.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of January 24, 2020 are deemed outstanding. Such shares, however, are not deemed as of January 26, 2022 outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Title	Amount Owned		Percentage of Issued Common Stock (1)	Percentage of voting stock (2)

Preferred Stock	Saagar Govil	Chairman of the Board,	50,000	(3)	—	89.4%
(Series C)	276 Greenpoint Avenue, Suite 208 Brooklyn, NY 11222	Chief Executive Officer, and President	(4,641 votes per share)

Common Stock	Saagar Govil	Chairman of the Board,	1,061,889	(4)	4%	*
	276 Greenpoint Avenue, Suite 208 Brooklyn, NY 11222	Chief Executive Officer, and President

Common Stock	Christopher C. Moore	Chief Financial Officer	37,500	(4)	*	*
	276 Greenpoint Avenue, Suite 208 Brooklyn, NY 11222

		All directors and executive officers as a group (2 persons)	570,222	(5)	4%	89.6%

* Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 23,673,210 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 23,673,210 shares of our Common Stock outstanding, the 232,047,245 votes that the Series C Preferred Stock is entitled to vote, and the 3,959,506 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	The Series C Preferred Stock is owned by Saagar Govil, the Company’s CEO, Chairman of the Board, and President. Pursuant to the Certificate of Designation of the Series C Preferred Stock, each issued and outstanding share of Series C Preferred Stock are entitled to the number of votes equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

(4)	Includes 491,667 shares included in exercisable options by Saagar Govil and 37,500 shares included in exercisable options by Christopher C. Moore.

(5)	Consists of actual amount of Common Stock and Series C and Series 1 Preferred Stock owned.

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

Transactions with Related Persons

Ducon Technologies, Inc. and First Commercial are owned by Aron Govil, the former Executive Director and CFO of the Company.

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

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s CFO, is President, for total consideration of $550,000. As of September 30, 2021, and 2020, including the $550,000 for the sales of Griffin Filters, LLC, there was $1,487,155 and $1,432,209 in trade receivables due from Ducon Technologies, Inc., respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2021 and 2020 by Grassi & CO., CPAs, P.C. and Haynie & Company the Company’s independent auditors during those periods:

	2020	2021
Audit Fees	$150,000	$477,313	(a)
Audit-Related Fees	16,098	233,357
Tax Fees	-	-
Other Fees	16,750	-
Totals	$182,848	$710,670

(a)	For the audit of September 30, 2021 and re-audit of September 30, 2020 financial statements.

Pre-Approval Policies and Procedures

The Company’s Audit Committee must provide advance approval for all audit and non-audit services, other than de minimis non-audit services. Before granting any approval, the Audit Committee gives due consideration to whether approval of the proposed service will have a detrimental impact on the independence of the independent registered public accounting firm. The full Audit Committee pre-approved all services provided by Grassi & CO., CPAs, in fiscal year 2021.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
10.5	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
14.1	Corporate Code of Business Ethics.(4)
21.1	Subsidiaries of the Registrant (15)
23.1	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm (15)
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Vice President of Finance and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 10-K filed on January 21, 2022.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

January 27, 2022	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 27, 2022	By:	/s/ Christopher C. Moore
Christopher C. Moore,
CFO (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 27, 2022	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

January 27, 2022	By:	/s/ Christopher C. Moore
Christopher C. Moore,
CFO (Principal Financial and Accounting Officer)

January 27, 2022	By:	/s/ Brian Kwon
Brian Kwon,
Director

January 27, 2022	By:	/s/ Manpreet Singh
Manpreet Singh,
Director

January 27, 2022	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

January 27, 2022	By:	/s/ Chris Wagner
Chris Wagner,
Director