Form 10-Q
period 2021-12-31
CEMTREX INC
filed 2022-02-18
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 15, 2022, the issuer had 23,673,210 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2021 (Unaudited) and September 30, 2021	3

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three months ended December 31, 2021 and December 31, 2020 (Unaudited)	4

Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2021 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the three months ended December 31, 2020 (Unaudited)	6

Condensed Consolidated Statements of Cash Flow for the three months ended December 31, 2021 and Deember 31, 2020 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

SIGNATURES	29

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2021	2021
Assets
Current assets
Cash and equivalents	$10,338,978	$15,426,976
Restricted cash	1,633,452	1,759,347
Short-term investments	14,960	14,981
Trade receivables, net	5,547,749	7,810,896
Trade receivables - related party	1,492,321	1,487,155
Inventory –net of allowance for inventory obsolescence	7,085,698	5,657,287
Prepaid expenses and other assets	2,727,511	2,585,652
Total current assets	28,840,669	34,742,294

Property and equipment, net	6,736,871	6,738,944
Right-of-use assets	2,725,616	2,940,127
Goodwill	7,821,283	7,821,283
Other	697,624	697,240
Total Assets	$46,822,063	$52,939,888

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,512,267	$4,235,002
Short-term liabilities	7,591,892	9,977,972
Lease liabilities - short-term	789,346	830,791
Deposits from customers	722,690	536,220
Accrued expenses	1,478,746	1,621,053
Deferred revenue	1,621,244	2,004,170
Accrued income taxes	323,371	448,194
Total current liabilities	16,039,556	19,653,402

Long-term liabilities
Loans payable to bank	486,262	767,279
Long-term lease liabilities	1,936,270	2,017,408
Notes payable	2,400,000	2,350,000
Mortgage payable	2,232,812	2,257,785
Other long-term liabilities	750,905	839,171
Paycheck Protection Program Loans	60,700	1,032,200
Deferred Revenue - long-term	497,771	467,967
Total long-term liabilities	8,364,720	9,731,810

Total liabilities	24,404,276	29,385,212

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 1,979,753 shares issued and outstanding as of December 31, 2021 and 1,885,151 shares issued and outstanding as of September 30, 2021 (liquidation value of $10 per share)	1,980	1,885
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2021 and September 30, 2021	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 23,673,210 shares issued and outstanding at December 31, 2021 and 20,782,194 shares issued and outstanding at September 30, 2021	23,673	20,782
Additional paid-in capital	65,058,290	61,727,834
Retained earnings (accumulated deficit)	(46,386,013)	(41,908,062)
Treasury stock at cost	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	2,955,944	2,896,452
Total Cemtrex stockholders’ equity	21,505,633	22,590,650
Non-controlling interest	912,154	964,026
Total liabilities and shareholders’ equity	$46,822,063	$52,939,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended
	December 31, 2021	December 31, 2020
Revenues	$10,672,489	$8,836,076
Cost of revenues	6,803,295	4,830,606
Gross profit	3,869,194	4,005,470

Operating expenses
General and administrative	6,612,004	5,417,196
Research and development	1,311,713	634,225
Total operating expenses	7,923,717	6,051,421
Operating income/(loss)	(4,054,523)	(2,045,951)

Other income/(expense)
Other income/(expense)	930,169	950,988
Interest Expense	(1,405,469)	(608,941)
Total other income/(expense), net	(475,300)	342,047

Net loss before income taxes	(4,529,823)	(1,703,904)
Income tax benefit/(expense)	-	(28,954)
Net income/(loss)	(4,529,823)	(1,732,858)

Less income/(loss) in noncontrolling interest	(51,872)	(40,247)
Net income/(loss) attributable to Cemtrex, Inc. shareholders	$(4,477,951)	$(1,692,611)

Other comprehensive income/(loss)
Net income/(loss)	$(4,529,823)	$(1,732,858)
Foreign currency translation gain/(loss)	59,492	37,864
Comprehensive income/(loss)	(4,470,331)	(1,694,994)
Less comprehensive income/(loss) attributable to noncontrolling interest	(51,872)	(40,247)
Comprehensive income/(loss) attributable to Cemtrex, Inc. shareholders	$(4,418,459)	$(1,654,747)

Income/(loss) Per Share-Basic	$(0.19)	$(0.09)
Income/(loss) Per Share-Diluted	$(0.19)	$(0.09)

Weighted Average Number of Shares-Basic	23,097,141	17,842,664
Weighted Average Number of Shares-Diluted	23,097,141	17,842,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2021	1,885,151	$1,885	50,000	$50	20,782,194	$20,782	$61,727,834	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026
Foreign currency translation gain/(loss)										59,492	59,492
Share-based compensation							45,371				45,371
Shares issued to pay notes payable					2,891,016	2,891	3,285,180				3,288,071
Dividends paid in Series 1 preferred shares	94,602	95					(95)				-
Income/(loss) attributable to noncontrolling interest											-	(51,872)
Net loss								(4,477,951)			(4,477,951)
Balance at December 31, 2021	1,979,753	$1,980	50,000	$50	23,673,210	$23,673	$65,058,290	$(46,386,013)	$(148,291)	$2,955,944	$21,505,633	$912,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2020, as restated	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$60,221,766	$(34,100,067)	$(148,291)	$1,812,457	$27,806,745	$1,042,300
Foreign currency translation gain/(loss)												37,864	37,864
Share-based compensation									16,071				16,071
Shares issued to pay notes payable							345,638	345	407,507				407,852
Dividends paid in Series 1 preferred shares	108,169	108							(108)				-
Income/(loss) attributable to noncontrolling interest													-	(40,247)
Net loss										(1,692,611)			(1,692,611)
Balance at December 31, 2020	2,264,953	2,265	1,000,000	1,000	100,000	100	17,968,177	17,968	60,645,236	(35,792,678)	(148,291)	1,850,321	26,575,921	1,002,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
Cash Flows from Operating Activities	2021	2020

Net income/(loss)	$(4,529,823)	$(1,732,858)

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	262,833	360,578
(Gain)/loss on disposal of property and equipment	27,170	(4,050)
Amortization of right-of-use assets	214,511	186,777
Change in allowance for doubtful accounts	94,588	(3,979)
Share-based compensation	45,371	16,069
Income tax expense/ (benefit)	-	(28,954)
Interest expense paid in equity shares	821,592	87,099
Accrued interest on notes payable	132,162	126,390
Amortization of original issue discounts on notes payable	325,000	250,000
Gain/loss on marketable securities	21	(942,923)
Discharge of Paycheck Protection Program Loans	(971,500)	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	2,168,559	2,213,132
Accounts receivable - related party	(5,166)	(243,006)
Inventory	(1,428,411)	(632,610)
Prepaid expenses and other current assets	(141,859)	273,705
Other assets	(384)	141,058
Other liabilities	(88,266)	7,856
Accounts payable	(722,735)	(702,285)
Operating lease liabilities	(122,583)	(192,534)
Deposits from customers	186,470	3,539
Accrued expenses	(142,307)	(38,891)
Deferred revenue	(353,122)	(156,166)
Income taxes payable	(124,823)	(74,099)
Net cash used by operating activities	(4,352,702)	(1,086,152)

Cash Flows from Investing Activities
Purchase of property and equipment	(301,327)	(14,807)
Proceeds from sale of property and equipment	9,661	9,586
Investment in MasterpieceVR	-	(900,000)
Investment in related party	-	(500,000)
Proceeds from sale of marketable securities	-	4,307,594
Purchase of marketable securities	-	(3,569,760)
Net cash used by investing activities	(291,666)	(667,387)

Cash Flows from Financing Activities
Payments on notes payable	(326,763)	(1,275,000)
Payments on bank loans	(305,990)	(354,708)
Net cash used by financing activities	(632,753)	(1,629,708)

Effect of currency translation	63,228	(24,116)
Net decrease in cash, cash equivalents, and restricted cash	(5,277,121)	(3,383,247)
Cash, cash equivalents, and restricted cash at beginning of period	17,186,323	21,072,859
Cash, cash equivalents, and restricted cash at end of period	$11,972,430	$17,665,496

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$10,338,978	$15,866,068
Restricted cash	1,633,452	1,799,428
Total cash, cash equivalents, and restricted cash	$11,972,430	$17,665,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$126,715	$145,452

Cash paid during the period for income taxes	$124,823	$74,099

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Virtual Driver Interactive	$-	$439,774

Stock issued to pay notes payable	$3,288,071	$407,854

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

Strategic Investment

On November 13, 2020, Cemtrex made a $500,000 investment via a simple agreement for future equity(“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the period ended December 31, 2021.

Potential Impacts of COVID-19 on our Business

The current COVID-19 pandemic has impacted our business operations and the results of our operations in the last fiscal year, primarily with delays in expected orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India has been under lock down on multiple occasions. Overall bookings level in the IS segment of our business were down by more than 20%, however our AT segment had experienced relatively less slow down. Bookings and revenue are starting to show signs of recovery in this fiscal quarter compared to the same period last year. However, due to delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months. Additionally, increased prices and the need to increase wages to retain talent may cause our gross margin percentages to shrink and our operational costs to rise.

The broader implications of COVID-19 on our results from operations going forward remains uncertain. The COVID-19 pandemic and the resulting supply chain issues and inflation has the potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. However, opportunities in the video surveillance field have been growing for Vicon products.

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

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2021, of Cemtrex Inc.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Cemtrex Advanced Technologies Inc., Cemtrex Technologies Pvt. Ltd., Cemtrex XR Inc., and Advanced Industrial Services, Inc. and the Company’s majority owned subsidiary Vicon Industries, Inc. and its subsidiary, Vicon Industries Ltd. All inter-company balances and transactions have been eliminated in consolidation.

Accounting Pronouncements

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2021, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

NOTE 3 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three months ended December 31, 2021, and 2020, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended
	December 31,
	2021	2020

Warrants to purchase shares	433,965	433,965
Options	950,000	945,833

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

The following tables summarize the Company’s segment information:

	For the three months ended
	December 31,
	2021	2020
Revenues from external customers
Advanced Technologies	$5,618,517	$4,672,869
Industrial Services	5,053,972	4,163,207
Total revenues	$10,672,489	$8,836,076

Gross profit
Advanced Technologies	$2,439,009	$2,346,272
Industrial Services	1,430,185	1,659,198
Total gross profit	$3,869,194	$4,005,470

Operating loss
Advanced Technologies	$(3,894,624)	$(1,842,346)
Industrial Services	(159,899)	(203,605)
Total operating loss	$(4,054,523)	$(2,045,951)

Other income/(expense)
Advanced Technologies	$(424,252)	$367,235
Industrial Services	(51,048)	(25,188)
Total other expense	$(475,300)	$342,047

Depreciation and Amortization
Advanced Technologies	$83,610	$115,832
Industrial Services	179,223	244,746
Total depreciation and amortization	$262,833	$360,578

	December 31,	September 30,
	2021	2021
Identifiable Assets
Advanced Technologies	$29,506,121	$33,850,496
Industrial Services	17,315,942	19,089,392
Total Assets	$46,822,063	$52,939,888

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

The Company’s fair value assets at December 31, 2021 and September 30, 2021, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Investment in marketable securities
(included in short-term investments)	$14,960	$-	$-	$14,960

	$14,960	$-	$-	$14,960

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September, 30
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Investment in marketable securities
(included in short-term investments)	$14,981	$-	$-	$14,981

	$14,981	$-	$-	$14,981

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,476,037 at December 31, 2021 and $1,601,932 at Spentember 30, 2021. Additionally, the Company has a standby letter of credit for deposit on a building lease and payable against a money market account. The amount of the standby letter of credit is $157,415 as of December 31, 2021 and Sepetmber 30, 2021.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	December 31,	September 30,
	2021	2021
Accounts receivable	$5,821,329	$7,989,888
Allowance for doubtful accounts	(273,580)	(178,992)
	$5,547,749	$7,810,896

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	December 31,	September 30,
	2021	2021
Raw materials	$2,109,452	$1,957,410
Work in progress	947,091	429,871
Finished goods	5,848,146	5,191,007
	8,904,689	7,578,288

Less: Allowance for inventory obsolescence	(1,818,991)	(1,921,001)
Inventory –net of allowance for inventory obsolescence	$7,085,698	$5,657,287

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	September 30,
	2021	2021
Land	$790,373	$790,373
Building and leasehold improvements	2,907,109	2,892,900
Furniture and office equipment	515,873	501,885
Computers and software	1,313,816	1,105,681
Machinery and equipment	12,918,350	12,984,959
	18,445,521	18,275,798

Less: Accumulated depreciation	(11,708,650)	(11,536,854)
Property and equipment, net	$6,736,871	$6,738,944

Depreciation expense for the three months ended December 31, 2021, and 2020 were $262,833 and $360,578

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

The Company entered into a financing lease for a single vehicle in the Industrial services segment with a term of 3 years. The Company entered into operating leases for its facilities in New York, United Kingdom, and India, as well as for vehicles for use in our Industrial Services segment. The operating lease terms range from 2 to 7 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its right-of-use assets and lease liabilities.

Finance and operating lease liabilities consist of the following:

	December 31,	September 30,
	2021	2021
Lease liabilities - current
Finance leases	$-	$-
Operating leases	789,346	830,791
	789,346	830,791

Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	1,936,270	2,017,408
	$1,936,270	$2,017,408

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at December 31, 2021, is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
2022	-	685,022	685,022
2023	-	704,934	704,934
2024	-	580,667	580,667
2025	-	557,870	557,870
2026 & Thereafter	-	661,696	661,696
Undiscounted lease payments	-	3,190,189	3,190,189
Amount representing interest	-	(464,573)	(464,573)
Discounted lease payments	$-	$2,725,616	$2,725,616

Additional disclosures of lease data are set forth below:

	Three months ended
	December 31, 2021	December 31, 2020
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$-	$5,728
Interest on lease liabilities	-	27

Operating lease costs:
Amortization of right-of-use assets	214,511	186,777
Interest on lease liabilities	24,341	16,636
Total lease cost	$238,852	$209,168

Other information:
Cash paid for amounts included in the
measurement of lease liabilities:
Operating leases	$122,583	$178,228
Finance leases	-	14,306
	$122,583	$192,534

Weighted-average remaining lease term - finance leases (months)	0	7
Weighted-average remaining lease term - operating leases (months)	52	48

Weighted-average discount rate - finance leases	3.63%	3.63%
Weighted-average discount rate - operating leases	6.85%	6.64%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2021, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $467,093, and other current assets of $2,260,418. On September 30, 2021, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $298,707, and other current assets of $2,286,945.

NOTE 12 – OTHER ASSETS

As of December 31, 2021, the Company had other assets of $697,624 which was comprised of rent security of $96,320, a strategic investment in MasterpieceVR of $500,000, and other assets of $101,304. As of September 30, 2021, the Company had other assets of $697,240 which was comprised of rent security deposits of $84,362, Investment in Masterpiece VR valued at $500,000, and other assets of $112,878.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and former CFO, is President, for total consideration of $550,000. As of December 31, 2021, and September 30, 2021, there was $1,492,321 and $1,487,155 in receivables due from Ducon Technologies, Inc., respectively. At December 31, 2021, $500,000 of the balance due is for the sale of Griffin, which was due in February 2021, and the remaining balance are various receivables with various due dates within the next fiscal year. The Company is currently negotiating a payment agreement surrounding all these amounts due.

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

Upon the Company’s investigation into this matter, the Company has determined that there were inaccuracies in the Company’s financial statements. The financials for the periods 2017 and 2018 were incorrect corresponding to the amounts that were incorrectly accounted for, and subsequent years were affected by the roll forward effects of these entries. The Company found unsupported advertising expenses in the amount of approximately $400,000 on Cemtrex Inc’s income statement for fiscal year 2018 and found that approximately $5,700,000 of intangible assets and $975,000 of research and development expenses, as translated from Indian Rupee at the time, were recorded on Cemtrex India’s financial statements in fiscal year 2018 and could not be substantiated. The total amount of unsubstantiated transfers recorded by Cemtrex India, and the unsupported advertising expense recorded by Cemtrex, Inc. sums to $7,100,000, corresponding with the total amount in question regarding First Commercial transfers during fiscal years 2017 and 2018

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding these transactions.

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

The Company recognized the gain with respect to the surrendered Securities during this reporting period. The gain of $3,674,165 is reported as Settlement Agreement – Related Party on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

NOTE 14 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carries an interest of LIBOR plus 2.00% per annum (2.078% as of December 31, 2021 and 2.075% as of September 30, 2021). At December 31, 2021 and September 30, 2021, there was no outstanding balance on this line of credit. The terms of this line of credit are subject to the bank’s review annually on February 1.

Loans payable to bank

On December 15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (2.328% as of December 31, 2021 and 2.325% as of September 30, 2021) and is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of December 31, 2021. The outstanding balance on this loan was $977,808 and $1,218,680, on December 31, 2021, and September 30, 2021, respectively. This loan is secured by the assets of the Company.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (2.078% as of December 31, 2021 and 2.075% as of September 30, 2021) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of December 31, 2021. The outstanding balance on this loan was $133,008 and $149,914, on December 31, 2021, and September 30, 2021, respectively. This loan is secured by the assets of the Company

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.25% per annum (2.328% as of December 31, 2021 and 2.325% as of September 30, 2021) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of December 31, 2021. The outstanding balance on this loan was $234,821 and $258,060, on December 31, 2021, and September 30, 2021, respectively. This loan is secured by the assets of the Company

Notes payable

On September 30, 2020, the Company, issued a note payable to an independent private lender in the amount of $4,605,000. This note carries interest of 8% and matures on March 30, 2022. After deduction of an original issue discount of 600,000 and legal fees of $5,000, the Company received $4,000,000 in cash. As of December 31, 2021, and September 30, 2021, this note had a balance of $0 and $2,256,448, respectively. As of December 31, 2021, and September 30, 2021, this note had unamortized original issue discount balance of $0 and $200,000, respectively

On September 30, 2021, the Company, issued a note payable to an independent private lender in the amount of $5,755,000. This note carries interest of 8% and matures on March 30, 2023. After deduction of an original issue discount of 750,000 and legal fees of $5,000, the Company received $5,000,000 in cash. As of December 31, 2021, and September 30, 2021, this note had a balance of $5,248,855 and $5,005,000, respectively. As of December 31, 2021, and September 30, 2021, this note had unamortized original issue discount balance of $625,000 and $750,000, respectively

On March 3, 2020, Vicon, a subsidiary of the Company, amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2022. This note carries loan covenants which the Company is in compliance with as of December 31, 2021. As of December 31, 2021, and September 30, 2021, this note had a balance of $3,529,743 and $3,604,743, respectively.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum (2.578% as of December 31, 2021 and 2.575% as of September 30, 2021) and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on the Company’s other loans from Fulton Bank. As of December 31, 2021, the Company was in compliance with these covenants. As of December 31, 2021, and September 30, 2021, this mortgage had a balance of $2,314,141 and $2,339,114, respectively.

Paycheck Protection Program Loans

In April and May of 2020, and January and April of 2021, the Company and its subsidiaries applied for and were granted $6,413,385 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 2% and mature in two years. The Company has applied for and received loan forgiveness under the provisions of the CARES Act for $6,291,985. The remaining loan of $121,400 is recorded under Paycheck Protection Program Loans on our Condensed Consolidated Balance Sheet as of December 31, 2021, net of the short-term portion of $60,700. The issuing bank determined that this loan qualifies for loan forgiveness, however the Company is awaiting final approval from the Small Business Administration.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of December 31, 2021, and September 30, 2021, there were 2,029,753 and 1,935,151 shares issued and outstanding, respectively.

Series 1 Preferred Stock

During the three months ended December 31, 2021, 94,602 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of December 31, 2021, and September 30, 2021, there were 1,979,753 and 1,885,151 shares of Series 1 Preferred Stock issued and outstanding, respectively.

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

As of December 31, 2021, and September 30, 2021, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of December 31, 2021, there were 23,673,210 shares issued and outstanding and at September 30, 2021, there were 20,782,194 shares issued and outstanding.

During the three months ended December 31, 2021, 2,981,016 shares of the Company’s common stock have been issued to satisfy $2,112,500 of notes payable, $353,978 in accrued interest, and $821,593 of excess value of shares issued recorded as interest expense.

NOTE 16 – SHARE-BASED COMPENSATION

For the three months ended December 31, 2021, and 2020, the Company recognized $45,371 and $16,071 of share-based compensation expense on its outstanding options, respectively. As of December 31, 2021, $314,043 of unrecognized share-based compensation expense is expected to be recognized over a period of four years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has its corporate headquarters in New York City with a month-to-month lease of 2,500 square feet of office space at a rate of $13,000 per month.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2022.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2026.

NOTE 18 – SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex concluded that the following subsequent events have occurred and require recognition or disclosure in the condensed consolidated financial statements.

On January 28, 2022, Christopher C. Moore was dismissed from his position as Chief Financial Officer and Paul J. Wyckoff was appointed Cemtrex’s Interim Chief Financial Officer.

On February 2, 2022, the Company invested an additional $500,000 investment via a simple agreement for future equity(“SAFE”) in MasterpieceVR.

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

Certain of our accounting policies are deemed “significant”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2021.

Results of Operations – For the three months ending December 31, 2021, and 2020

Total revenue for the three months ended December 31, 2021, and 2020 was $10,672,489 and $8,836,076, respectively, an increase of $1,863,413, or 21%. Loss from operations for the three months ended December 31, 2021, was $4,054,523 compared to $2,045,951 for the three months ended December 31, 2020, an increase on the loss of $2,008,572, or 98%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis during the same period last year. Loss from operations increased due to increased expenses related to personnel costs, travel, and research and development costs.

Revenues

Our Advanced Technologies segment revenues for the three months ended December 31, 2021, increased by $945,648 or 20% to $5,618,517 from $4,672,869 for the three months ended December 31, 2020. This increase is mainly due to an improvement in economic climate from the impact of the COVID-19 crisis during the same period last year.

Our Industrial Services segment revenues for the three months ended December 31, 2021, increased by $890,765 or 21%, to $5,053,972 from $4,163,207 for the three months ended December 31, 2020. This increase is mainly due to an improvement in economic climate from the impact of the COVID-19 crisis during the same period last year.

Gross Profit

Gross Profit for the three months ended December 31, 2021, was $3,869,194 or 36% of revenues as compared to gross profit of $4,005,470 or 45% of revenues for the three months ended December 31, 2020. Gross profit decreased in the three months ended December 31, 2021, compared to the three months ended December 31, 2020, due to increased cost of revenues. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2021, increased $1,194,808 or 22% to $6,612,004 from $5,417,196 for the three months ended December 31, 2020. General and administrative expenses as a percentage of revenues was 62% and 61% of revenues for the three-month periods ended December 31, 2021, and 2020, respectively. The increase in general and administrative expenses is the result of increased personnel, travel, marketing and sales expenses.

Research and Development Expenses

Research and Development expenses for the three months ended December 31, 2021, was $1,311,713 compared to $634,225 for the three months ended December 31, 2020. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first quarter of fiscal 2022, was $(475,300) as compared to $342,047 for the first quarter of fiscal 2021. Other income/(expense) for the three months ended December 31, 2021, included the gain on the forgiveness of our PPP loans of $971,500.

Provision for Income Taxes

During the first quarter of fiscal 2022, the Company did not record an income tax provision compared to $28,954 for the first quarter of fiscal 2021. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net loss attributable to Cemtrex, Inc. shareholders of $4,477,951, or 42% of revenues, for the three month period ended December 31, 2021, as compared to a net loss attributable to Cemtrex, Inc. shareholders of $1,692,611 or 19% of revenues, for the three months ended December 31, 2020. Net loss attributable to Cemtrex, Inc. shareholders increased in the first quarter as compared to the same period last year was primarily due to costs of revenues and operating expenses mentioned above.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $12,801,113 at December 31, 2021, compared to $15,088,892 at September 30, 2021. This includes cash and equivalents and restricted cash of $11,972,430 at December 31, 2021, and $17,186,323 at September 30, 2021. The decrease in working capital was primarily due to the Company’s use of cash to build inventory and pay down liabilities during the first quarter of fiscal year 2022.

Accounts receivable decreased $2,263,147 or 29% to $5,547,749 at December 31, 2021, from $7,810,896 at September 30, 2021. The decrease in accounts receivable is attributable to collections of receivables from the last quarter of fiscal year 2021 and lower revenues in this quarter and compared to the fourth quarter of fiscal year 2021.

Inventories increased $1,428,411 or 25% to $7,085698 at December 31, 2021, from $5,657,287 at September 30, 2021. The increase in inventories is attributable to the purchase of inventories for new products the Company plans to ship in the future.

Cash used by operating activities for the three months ended December 31, 2021 and 2021 was $4,352,702 and $1,078,052 respectively. The decrease in operating cash flows was primarily due to purchases on inventory and payment of accounts payable and accrued expenses.

Cash used by investment activities for the three months ended December 31, 2021 and 2020 was $291,666 and $675,487, respectively. Investing activities for the first quarter of fiscal year 2022 were driven by the Company’s purchase of fixed assets.

Cash used by financing activities for the three months ended December 31, 2021 and 2020 was $632,753 and $1,629,708, respectively. Financing activities were primarily driven by payments on bank loans and notes.

We believe that our cash on hand and cash generated by operations is sufficient to meet the capital demands of our current operations for fiscal year 2022 (ending September 30, 2022). Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on their evaluation, our management has concluded that as of December 31, 2021, there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. This deficiency is common in small companies, similar to us, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2021, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Part II Other Information

Item 1. Legal Proceedings.

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2021 the Company issued an aggregate of 2,891,016 shares of common stock to settle outstanding debt of $3,288,071. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
10.5	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
23.1	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.

11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Intentionally left blank
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: February 18, 2022	By:	/s/Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: February 18, 2022		/s/Paul J. Wyckoff
Paul J. Wyckoff
Interim Chief Financial Officer and Principal Financial Officer

