Form 10-K/A
period 2021-09-30
CEMTREX INC
filed 2022-02-28
CIK 1435064

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

As of February 24, 2022, the registrant had 24,673,210 shares of common stock outstanding.

Explanatory Note

Cemtrex, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 filed with the Securities and Exchange Commission (the “SEC”) on January 21, 2022, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on January 27, 2022 (the “Annual Report”) to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting.

The Amendment was prompted by correspondence we received from the SEC in February 2022 relating to a review by the SEC of the Annual Report. This review identified that the Company did not conclude on the effectiveness of our disclosure controls and procedures as of September 30, 2021.

Consequently, we are filing this Amendment to state that, as of September 30, 2021, our evaluation of our disclosure controls and procedures identified material weaknesses and that therefore the Company’s disclosure controls and procedures during the fiscal year were not effective. Similarly, as also stated in this Amendment, these material weaknesses resulted in management’s assessment that the Company’s internal control over financial reporting was also not effective. These material weaknesses are described in the amended and restated Item 9A filed herewith.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Annual Report, which continues to speak as of the date of the Annual Report. Except as specifically noted above, this Amendment does not modify or update disclosures in the Annual Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update any related or other disclosures, other than those discussed herein.

PART II

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

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses described below.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2021, that our internal control over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting. The material weaknesses relate to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. These deficiencies are common in small companies, similar to us, with limited personnel.

In order to mitigate the material weaknesses, the Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. Our Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

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

CEMTREX, INC.

February 28, 2022	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

February 28, 2022	By:	/s/ Paul J. Wyckoff .
Paul J. Wyckoff,
Interim CFO (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 28, 2022	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

February 28, 2022	By:	/s/ Paul J. Wyckoff .
Paul J. Wyckoff,
Interim CFO (Principal Financial and Accounting Officer)

February 28, 2022	By:	/s/ Brian Kwon
Brian Kwon,
Director

February 28, 2022	By:	/s/ Manpreet Singh
Manpreet Singh,
Director

February 28, 2022	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

February 28, 2022	By:	/s/ Chris Wagner
Chris Wagner,
Director