Form 10-Q
period 2022-03-31
CEMTREX INC
filed 2022-05-16
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 13, 2022, the issuer had 26,263,296 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and September 30, 2021	3

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and six months ended March 31, 2022 and March 31, 2021 (Unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2022 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended March 31, 2021 (Unaudited)	6

Condensed Consolidated Statements of Cash Flow for the six months ended March 31, 2022 and March 31, 2021 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

SIGNATURES	30

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	September 30,
	2022	2021
Assets
Current assets
Cash and equivalents	$8,970,324	$15,426,976
Restricted cash	1,659,905	1,759,347
Short-term investments	4,624,803	14,981
Trade receivables, net	6,005,568	7,810,896
Trade receivables - related party	1,472,514	1,487,155
Inventory –net of allowance for inventory obsolescence	7,066,654	5,657,287
Prepaid expenses and other assets	3,367,643	2,585,652
Total current assets	33,167,411	34,742,294

Property and equipment, net	6,560,246	6,738,944
Right-of-use assets	2,918,671	2,940,127
Goodwill	7,821,283	7,821,283
Other	1,280,386	697,240
Total Assets	$51,747,997	$52,939,888

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$4,764,560	$4,235,002
Short-term liabilities	15,720,515	9,977,972
Lease liabilities - short-term	905,041	830,791
Deposits from customers	184,134	536,220
Accrued expenses	1,309,514	1,621,053
Deferred revenue	2,543,822	2,004,170
Accrued income taxes	135,388	448,194
Total current liabilities	25,562,974	19,653,402

Long-term liabilities
Loans payable to bank	203,547	767,279
Long-term lease liabilities	2,013,630	2,017,408
Notes payable	2,114,322	2,350,000
Mortgage payable	2,207,617	2,257,785
Other long-term liabilities	822,008	839,171
Paycheck Protection Program Loans	103,190	1,032,200
Deferred Revenue - long-term	582,022	467,967
Total long-term liabilities	8,046,336	9,731,810

Total liabilities	33,609,310	29,385,212

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 1,979,753 shares issued and outstanding as of March 31, 2022 and 1,885,151 shares issued and outstanding as of September 30, 2021 (liquidation value of $10 per share)	1,980	1,885
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2022 and September 30, 2021	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,673,210 shares issued and outstanding at March 31, 2022 and 20,782,194 shares issued and outstanding at September 30, 2021	24,673	20,782
Additional paid-in capital	65,779,736	61,727,834
Retained earnings (accumulated deficit)	(51,107,260)	(41,908,062)
Treasury stock at cost	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	2,756,321	2,896,452
Total Cemtrex stockholders’ equity	17,307,209	22,590,650
Non-controlling interest	831,478	964,026
Total liabilities and shareholders’ equity	$51,747,997	$52,939,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenues	12,728,215	9,260,385	23,400,704	18,096,461
Cost of revenues	8,675,604	5,331,501	15,478,899	10,162,107
Gross profit	4,052,611	3,928,884	7,921,805	7,934,354

Operating expenses
General and administrative	6,757,233	5,249,985	13,369,237	10,667,181
Research and development	1,114,715	641,497	2,426,428	1,275,722
Total operating expenses	7,871,948	5,891,482	15,795,665	11,942,903
Operating income/(loss)	(3,819,337)	(1,962,598)	(7,873,860)	(4,008,549)

Other income/(expense)
Other income/(expense)	334,931	1,679,944	1,265,100	2,630,932
Settlement Agreement - Related Party	-	3,674,165	-	3,674,165
Interest Expense	(1,317,517)	(849,076)	(2,722,986)	(1,458,017)
Total other income/(expense), net	(982,586)	4,505,033	(1,457,886)	4,847,080

Net loss before income taxes	(4,801,923)	2,542,435	(9,331,746)	838,531
Income tax benefit/(expense)	-	(98,477)	-	(127,431)
Net income/(loss)	(4,801,923)	2,443,958	(9,331,746)	711,100

Less loss in noncontrolling interest	(80,676)	(10,174)	(132,548)	(50,421)
Net income/(loss) attributable to Cemtrex, Inc. shareholders	$(4,721,247)	$2,454,132	$(9,199,198)	$761,521

Other comprehensive income/(loss)
Net income/(loss)	$(4,801,923)	$2,443,958	$(9,331,746)	$711,100
Foreign currency translation loss	(199,623)	(97,423)	(140,131)	(40,325)
Defined benefit plan actuarial gain	-	87,895	-	87,895
Comprehensive income/(loss)	(5,001,546)	2,434,430	(9,471,877)	758,670
Less comprehensive loss attributable to noncontrolling interest	80,676	10,174	132,548	50,421
Comprehensive income/(loss) attributable to Cemtrex, Inc. shareholders	$(5,082,222)	$2,424,256	$(9,604,425)	$708,249

Income/(loss) Per Share-Basic	$(0.20)	$0.13	$(0.39)	$0.04
Income/(loss) Per Share-Diluted	$(0.20)	$0.13	$(0.39)	$0.04

Weighted Average Number of Shares-Basic	24,088,940	18,558,843	23,588,004	18,195,510
Weighted Average Number of Shares-Diluted	24,088,940	18,663,770	23,588,004	18,203,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2021	1,885,151	$1,885	50,000	$50	20,782,194	$20,782	$61,727,834	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026
Foreign currency translation gain/(loss)										59,492	59,492
Share-based compensation							45,371				45,371
Shares issued to pay notes payable					2,891,016	2,891	3,285,180				3,288,071
Dividends paid in Series 1 preferred shares	94,602	95					(95)				-
Income/(loss) attributable to noncontrolling interest											-	(51,872)
Net loss								(4,477,951)			(4,477,951)
Balance at December 31, 2021	1,979,753	$1,980	50,000	$50	23,673,210	$23,673	$65,058,290	$(46,386,013)	$(148,291)	$2,955,944	$21,505,633	$912,154
Foreign currency translation gain/(loss)										$(199,623)	(199,623)
Share-based compensation							$27,046				27,046
Shares issued with note payable					1,000,000	$1,000	$694,400				695,400
Income/(loss) attributable to noncontrolling interest											-	$(80,676)
Net loss								$(4,721,247)			(4,721,247)
Balance at March 31, 2022	1,979,753	1,980	50,000	50	24,673,210	24,673	65,779,736	(51,107,260)	(148,291)	2,756,321	17,307,209	831,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2020, as restated	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$60,221,766	$(34,100,067)	$(148,291)	$1,812,457	$27,806,745	$1,042,300
Foreign currency translation gain/(loss)												37,864	37,864
Share-based compensation									16,071				16,071
Shares issued to pay notes payable							345,638	345	407,507				407,852
Dividends paid in Series 1 preferred shares	108,169	108							(108)				-
Income/(loss) attributable to noncontrolling interest													-	(40,247)
Net loss										(1,692,611)			(1,692,611)
Balance at December 31, 2020	2,264,953	2,265	1,000,000	1,000	100,000	100	17,968,177	17,968	60,645,236	(35,792,678)	(148,291)	1,850,321	26,575,921	1,002,053

Foreign currency translation gain/(loss)												(97,423)	(97,423)
Defined benefit plan actuarial gain/(loss)												87,895	87,895
Share-based compensation									49,246				49,246
Shares issued to pay notes payable							743,286	743	1,298,733				1,299,476
Income in noncontrolling interest														(10,174)
Shares and options surrendered in settelment agreement	(469,949)	(470)	(1,000,000)	(1,000)	(50,000)	(50)			(3,672,645)				(3,674,165)
Net income										2,454,132			2,454,132
Balance at March 31, 2021	1,795,004	1,795	-	-	50,000	50	18,711,463	18,711	58,320,570	(33,338,546)	(148,291)	1,840,793	26,695,082	991,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
Cash Flows from Operating Activities	2022	2021

Net income/(loss)	$(9,331,746)	$711,100

Adjustments to reconcile net loss to net cash provided/(used) by operating activities:
Depreciation and amortization	862,683	680,004
Loss on disposal of property and equipment	30,558	9,219
Amortization of right-of-use assets	338,643	438,539
Change in allowance for doubtful accounts	(1,839)	(137,356)
Share-based compensation	72,417	65,318
Income tax expense/ (benefit)	-	127,431
Interest expense paid in equity shares	1,521,992	657,329
Accrued interest on notes payable	329,264	41,833
Amortization of original issue discounts on notes payable	583,333	475,000
Gain on marketable securities	(159,905)	(1,869,338)
Discharge of Paycheck Protection Program Loans	(971,500)	-
Settlement Agreement - Related Party	-	(3,674,165)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	1,807,167	1,420,861
Accounts receivable - related party	14,641	(71,581)
Inventory	(1,409,367)	(565,002)
Prepaid expenses and other current assets	(781,991)	(631,714)
Other assets	(83,146)	169,346
Other liabilities	(17,163)	11,438
Accounts payable	529,558	(543,272)
Operating lease liabilities	(246,715)	(450,102)
Deposits from customers	(352,086)	66,808
Accrued expenses	(311,539)	161,820
Deferred revenue	653,707	138,595
Income taxes payable	(312,806)	(88,765)
Net cash used by operating activities	(7,235,840)	(2,856,654)

Cash Flows from Investing Activities
Purchase of property and equipment	(935,499)	(944,601)
Proceeds from sale of property and equipment	230,901	-
Investment in MasterpieceVR	(500,000)	(500,000)
Investment in related party	-	(900,000)
Proceeds from sale of marketable securities	176,945	7,080,375
Purchase of marketable securities	(4,626,862)	(4,845,903)
Net cash used by investing activities	(5,654,515)	(110,129)

Cash Flows from Financing Activities
Proceeds from notes payable	8,000,000	-
Payments on notes payable	(901,763)	(2,070,257)
Payments on bank loans	(613,900)	(655,276)
Proceeds from Paycheck Protection Program Loans	-	1,970,785
Net cash provided/(used) by financing activities	6,484,337	(754,748)

Effect of currency translation	(150,076)	(70,668)
Net decrease in cash, cash equivalents, and restricted cash	(6,406,018)	(3,721,531)
Cash, cash equivalents, and restricted cash at beginning of period	17,186,323	21,072,859
Cash, cash equivalents, and restricted cash at end of period	$10,630,229	$17,280,660

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$8,970,324	$15,573,734
Restricted cash	1,659,905	1,706,926
Total cash, cash equivalents, and restricted cash	$10,630,229	$17,280,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$288,397	$283,855

Cash paid during the period for income taxes	$312,806	$88,765

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Virtual Driver Interactive	$-	$439,774
Stock issued to pay notes payable	$3,288,071	$1,707,327
Shares issued in connection with note payable	$700,400	$-
Financing of right of use assets	$317,187	$-

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

Strategic Investment

On November 13, 2020, Cemtrex made a $500,000 investment and on January 19, 2022 made an additional $500,000 investment via a simple agreement for future equity(“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the period ended March 31, 2022.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and six months ended March 31, 2022, and 2021, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2022	2021	2022	2021

Warrants to purchase shares	-	433,965	-	433,965
Options	800,000	880,049	800,000	944,757

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

The following tables summarize the Company’s segment information:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues from external customers
Advanced Technologies	$7,722,307	$5,487,414	$13,340,824	$10,160,283
Industrial Services	$5,005,908	3,772,971	10,059,880	7,936,178
Total revenues	$12,728,215	$9,260,385	$23,400,704	$18,096,461

Gross profit
Advanced Technologies	$2,586,593	$2,646,926	$5,025,602	$4,993,198
Industrial Services	1,466,018	1,281,958	2,896,203	2,941,156
Total gross profit	$4,052,611	$3,928,884	$7,921,805	$7,934,354

Operating income/(loss)
Advanced Technologies	$(4,810,095)	$(1,693,377)	$(9,826,559)	$(3,535,723)
Industrial Services	990,758	(269,221)	1,952,699	(472,826)
Total operating loss	$(3,819,337)	$(1,962,598)	$(7,873,860)	$(4,008,549)

Other income/(expense)
Advanced Technologies	$(963,668)	$3,769,515	$(1,387,920)	$4,136,750
Industrial Services	(18,918)	735,518	(69,966)	710,330
Total other expense	$(982,586)	$4,505,033	$(1,457,886)	$4,847,080

Depreciation and Amortization
Advanced Technologies	$423,360	$89,746	$506,970	$205,578
Industrial Services	176,490	229,680	355,713	474,426
Total depreciation and amortization	$599,850	$319,426	$862,683	$680,004

	March 31,	September 30,
	2022	2021
Identifiable Assets
Advanced Technologies	$33,772,905	$33,850,496
Industrial Services	17,975,092	19,089,392
Total Assets	$51,747,997	$52,939,888

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

The Company’s fair value assets at March 31, 2022 and September 30, 2021, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Investment in marketable securities
(included in short-term investments)	$4,624,803	$-	$-	$4,624,803

	$4,624,803	$-	$-	$4,624,803

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September, 30
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Investment in marketable securities
(included in short-term investments)	$14,981	$-	$-	$14,981

	$14,981	$-	$-	$14,981

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,502,490 at March 31, 2022 and $1,601,932 at September 30, 2021. Additionally, the Company has a standby letter of credit for deposit on a building lease and payable against a money market account. The amount of the standby letter of credit is $157,415 as of March 31, 2022 and September 30, 2021.

NOTE 7 – ACCOUNTS RECEIVABLE, NET

Accounts receivables, net consist of the following:

	March 31,	September 30,
	2022	2021
Accounts receivable	$6,182,721	$7,989,888
Allowance for doubtful accounts	(177,153)	(178,992)
	$6,005,568	$7,810,896

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	March 31,	September 30,
	2022	2021
Raw materials	$2,414,149	$1,957,410
Work in progress	830,950	429,871
Finished goods	5,638,355	5,191,007
	8,883,454	7,578,288

Less: Allowance for inventory obsolescence	(1,816,800)	(1,921,001)
Inventory –net of allowance for inventory obsolescence	$7,066,654	$5,657,287

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2022	2021
Land	$790,373	$790,373
Building and leasehold improvements	2,930,735	2,892,900
Furniture and office equipment	534,185	501,885
Computers and software	1,313,816	1,105,681
Machinery and equipment	12,865,786	12,984,959
	18,434,895	18,275,798

Less: Accumulated depreciation	(11,874,649)	(11,536,854)
Property and equipment, net	$6,560,246	$6,738,944

Depreciation expense for the three months ended March 31, 2022, and 2021 were $599,850, $319,426, respectively, and for the six months ended March 31, 2022, and 2021 were $862,683, $680,004, respectively.

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

Finance and operating lease liabilities consist of the following:

	March 31,	September 30,
	2021	2021
Lease liabilities - current
Finance leases	$-	$-
Operating leases	905,041	830,791
	905,041	830,791

Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	2,013,630	2,017,408
	$2,013,630	$2,017,408

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at March 31, 2022, is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
2022	-	604,963	604,963
2023	-	784,504	784,504
2024	-	660,865	660,865
2025	-	638,531	638,531
2026 & Thereafter	-	702,252	702,252
Undiscounted lease payments	-	3,391,115	3,391,115
Amount representing interest	-	(472,444)	(472,444)
Discounted lease payments	$-	$2,918,671	$2,918,671

Additional disclosures of lease data are set forth below:

	Six months ended
	March 31, 2022	March 31, 2021
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$-	$5,728
Interest on lease liabilities	-	27

Operating lease costs:
Amortization of right-of-use assets	338,643	186,777
Interest on lease liabilities	30,720	16,636
Total lease cost	$369,363	$209,168

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$246,715	$178,228
Finance leases	-	14,306
	$246,715	$192,534

Weighted-average remaining lease term - finance leases (months)	0	7
Weighted-average remaining lease term - operating leases (months)	36	48

Weighted-average discount rate - finance leases	N/A	3.63%
Weighted-average discount rate - operating leases	5.66%	6.64%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2022, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $630,165, costs and estimated earnings in excess of billings on uncompleted contracts of $1,102,347, and other current assets of $1,635,131. On September 30, 2021, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $298,707, costs and estimated earnings in excess of billings on uncompleted contracts of $1,148,243, and other current assets of $1,138,702.

NOTE 12 – OTHER ASSETS

As of March 31, 2022, the Company had other assets of $1,280,386 which was comprised of rent security of $90,791, a strategic investment in MasterpieceVR of $1,000,000, and other assets of $189,585. As of September 30, 2021, the Company had other assets of $697,240 which was comprised of rent security deposits of $84,362, Investment in Masterpiece VR valued at $500,000, and other assets of $112,878.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and former CFO, is President, for total consideration of $550,000. As of March 31, 2022, and September 30, 2021, there was $1,472,514 and $1,487,155 in receivables due from Ducon Technologies, Inc., respectively. At March 31, 2022, $500,000 of the balance due is for the sale of Griffin, which was due in February 2021, and the remaining balance are various receivables with various due dates within the next fiscal year. The Company is currently negotiating a payment agreement surrounding all these amounts due.

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

The Company recognized the gain with respect to the surrendered Securities during the second quarter of fiscal year 2021. The gain of $3,674,165 is reported as Settlement Agreement – Related Party on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

NOTE 14 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carries an interest of LIBOR plus 2.00% per annum (2.783% as of March 31, 2022 and 2.075% as of September 30, 2021). At March 31, 2022 and September 30, 2021, there was no outstanding balance on this line of credit. The terms of this line of credit are subject to the bank’s review annually on February 1.

Loans payable to bank

On December 15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carries interest of LIBOR plus 2.25% per annum (3.033% as of March 31, 2022 and 2.325% as of September 30, 2021) and is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of March 31, 2022. The outstanding balance on this loan was $735,494 and $1,218,680, on March 31, 2022, and September 30, 2021, respectively. This loan is secured by the assets of the Company.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.00% per annum (2.783% as of March 31, 2022 and 2.075% as of September 30, 2021) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of March 31, 2022. The outstanding balance on this loan was $106,799 and $149,914, on March 31, 2022, and September 30, 2021, respectively. This loan is secured by the assets of the Company

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of LIBOR plus 2.25% per annum (3.033% as of March 31, 2022 and 2.325% as of September 30, 2021) and is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of March 31, 2022. The outstanding balance on this loan was $220,630 and $258,060, on March 31, 2022, and September 30, 2021, respectively. This loan is secured by the assets of the Company

Notes payable

On September 30, 2020, the Company, issued a note payable to an independent private lender in the amount of $4,605,000. This note carried interest of 8% and matured on March 30, 2022. After deduction of an original issue discount of $600,000 and legal fees of $5,000, the Company received $4,000,000 in cash. As of March 31, 2022, and September 30, 2021, this note had a balance of $0 and $2,256,448, respectively. As of March 31, 2022, and September 31, 2021, this note had unamortized original issue discount balance of $0 and $200,000, respectively

On September 30, 2021, the Company, issued a note payable to an independent private lender in the amount of $5,755,000. This note carries interest of 8% and matures on March 30, 2023. After deduction of an original issue discount of $750,000 and legal fees of $5,000, the Company received $5,000,000 in cash. As of March 31, 2022, and September 30, 2021, this note had a balance of $5,992,502 and $5,005,000, respectively. As of March 31, 2022, and September 31, 2021, this note had unamortized original issue discount balance of $500,000 and $750,000, respectively.

On February 22, 2022, the Company, issued a note payable to an independent private lender in the amount of $9,205,000. This note carries interest of 8% and matures on August 22, 2023. After deduction of an original issue discount of $1,200,000 and legal fees of $5,000, the Company received $8,000,000 in cash. Additionally, the Company issued 1,000,000 shares of its common stock to the lender. The fair market value of the stock of $700,400 was recognized as interest expense on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss). As of March 31, 2022, this note had a balance of $9,280,989. As of March 31, 2022, this note had unamortized original issue discount balance of $1,066,667.

On March 30, 2022, Vicon, a subsidiary of the Company, amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2023. This note carries loan covenants which the Company is in compliance with as of March 31, 2022. As of March 31, 2022, and September 30, 2021, this note had a balance of $2,954,743 and $3,604,743, respectively.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carries interest of LIBOR plus 2.50% per annum (3.283% as of March 31, 2022 and 2.575% as of September 30, 2021) and is payable on January 28, 2040. This loan carries loan covenants similar to covenants on the Company’s other loans from Fulton Bank. As of March 31, 2022, the Company was in compliance with these covenants. As of March 31, 2022, and September 30, 2021, this mortgage had a balance of $2,228,945 and $2,339,114, respectively.

Paycheck Protection Program Loans

In April and May of 2020, and January and April of 2021, the Company and its subsidiaries applied for and were granted $6,413,385 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 2% and mature in two years. The Company has applied for and received loan forgiveness under the provisions of the CARES Act for $6,291,985. The remaining loan of $121,400 has been modified with a maturity date of May 5, 2025 and payments starting in June of 2022 and is recorded under Paycheck Protection Program Loans on our Condensed Consolidated Balance Sheet as of March 31, 2022, net of the short-term portion of $18,210. The issuing bank determined that this loan qualifies for loan forgiveness, however the Company is awaiting final approval from the Small Business Administration.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of March 31, 2022, and September 30, 2021, there were 2,029,753 and 1,935,151 shares issued and outstanding, respectively.

Series 1 Preferred Stock

During the six months ended March 31, 2022, 94,602 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of March 31, 2022, and September 30, 2021, there were 1,979,753 and 1,885,151 shares of Series 1 Preferred Stock issued and outstanding, respectively.

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

As of March 31, 2022, and September 30, 2021, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of March 31, 2022, there were 24,673,210 shares issued and outstanding and at September 30, 2021, there were 20,782,194 shares issued and outstanding.

During the six months ended March 31, 2022, 2,891,016 shares of the Company’s common stock have been issued to satisfy $2,112,500 of notes payable, $353,978 in accrued interest, and $821,593 of excess value of shares issued recorded as interest expense. An additional 1,000,000 shares were issued in connection with a note payable issued on February 22, 2022.

NOTE 16 – SHARE-BASED COMPENSATION

For the six months ended March 31, 2022, and 2021, the Company recognized $72,417 and $65,317 of share-based compensation expense on its outstanding options, respectively. As of March 31, 2022, $174,318 of unrecognized share-based compensation expense is expected to be recognized over a period of four years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company has its corporate headquarters in New York City with a 12-month lease of 2,500 square feet of office space at a rate of $10,000 per month.

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

In April and May of 2022, the Company issued an aggregate of 1,590,086 shares of common stock to settle $600,000 of notes payable, and $105,053 of excess value of shares issued recorded as interest expense.

On April 7, 2022, 99,369 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. The holders of the Series 1 Preferred Stock are entitled to receive dividends at the rate of 10% annually, based on the $10.00 per share Preference Amount, payable semiannually.

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

Results of Operations – For the three months ending March 31, 2022, and 2021

Total revenue for the three months ended March 31, 2022, and 2021 was $12,728,215 and $9,260,385, respectively, an increase of $3,467,830, or 37%. Loss from operations for the three months ended March 31, 2022, was $3,819,337 compared to $1,962,598 for the three months ended March 31, 2021, an increase on the loss of $1,856,739, or 95%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis during the same period last year. Loss from operations increased due to increased expenses related to personnel costs, travel, and research and development costs.

Revenues

Our Advanced Technologies segment revenues for the three months ended March 31, 2022, increased by $2,234,893 or 41% to $7,722,307 from $5,487,414 for the three months ended March 31, 2021. This increase is mainly due to an improvement in economic climate from the impact of the COVID-19 crisis during the same period last year.

Our Industrial Services segment revenues for the three months ended March 31, 2022, increased by $1,232,937 or 33%, to $5,005,908 from $3,772,971 for the three months ended March 31, 2021. This increase is mainly due to an improvement in economic climate from the impact of the COVID-19 crisis during the same period last year.

Gross Profit

Gross Profit for the three months ended March 31, 2022, was $4,052,611 or 32% of revenues as compared to gross profit of $3,928,884 or 42% of revenues for the three months ended March 31, 2021. Gross profit as a percentage of revenues decreased in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to increased cost of revenues as a result of supply chain difficulties and increased transportation costs for goods. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022, increased $1,507,248 or 29% to $6,757,233 from $5,249,985 for the three months ended March 31, 2021. General and administrative expenses as a percentage of revenues was 53% and 57% of revenues for the three-month periods ended March 31, 2022, and 2021, respectively. The increase in general and administrative expenses is the result of increased personnel, travel, depreciation and amortization, and insurance expenses.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2022, was $1,114,715 compared to $641,497 for the three months ended March 31, 2021. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the second quarter of fiscal 2022, was $(982,586) as compared to $4,505,033 for the second quarter of fiscal 2021. Other income/(expense) for the three months ended March 31, 2022, included the issuance of common stock in connection with a note payable of $700,400.

Provision for Income Taxes

During the second quarter of fiscal 2022, the Company did not record an income tax provision compared to $98,477 for the second quarter of fiscal 2021. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net loss attributable to Cemtrex, Inc. shareholders of $4,721,247, or 37% of revenues, for the three-month period ended March 31, 2022, as compared to net income attributable to Cemtrex, Inc. shareholders of $2,454,132 or 27% of revenues, for the three months ended March 31, 2021. Net loss attributable to Cemtrex, Inc. shareholders increased in the first quarter as compared to the same period last year was primarily due to costs of revenues, operating, and other expenses mentioned above.

Results of Operations – For the six months ending March 31, 2022, and 2021

Total revenue for the six months ended March 31, 2022, and 2021 was $23,400,704 and $18,096,461 respectively, an increase of $5,304,243, or 29%. Loss from operations for the six months ended March 31, 2022, was $7,873,860 compared to $4,008,549 for the six months ended March 31, 2021, an increase on the loss of $3,865,311, or 96%. Total revenue for the period increased, as compared to total revenue in the same period last year, due to shutdowns and limited operations of businesses due to the COVID-19 crisis during the same period last year. Loss from operations increased due to increased expenses related to personnel costs, depreciation and amortization, insurance, travel, and research and development costs.

Revenues

Our Advanced Technologies segment revenues for the six months ended March 31, 2022, increased by $3,180,541 or 31% to $13,340,824 from $10,160,283 for the six months ended March 31, 2021. This increase is mainly due to an improvement in economic climate from the impact of the COVID-19 crisis during the same period last year.

Our Industrial Services segment revenues for the six months ended March 31, 2022, increased by $2,123,702 or 27%, to $10,059,880 from $7,936,178 for the six months ended March 31, 2021. This increase is mainly due to an improvement in economic climate from the impact of the COVID-19 crisis during the same period last year.

Gross Profit

Gross Profit for the six months ended March 31, 2022, was $7,921,805 or 34% of revenues as compared to gross profit of $7,934,354 or 44% of revenues for the six months ended March 31, 2021. Gross profit decreased in the six months ended March 31, 2022, compared to the six months ended March 31, 2021, due to increased cost of revenues as a result of supply chain difficulties and increased transportation costs for goods. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2022, increased $2,702,056 or 25% to $13,369,237 from $10,667,181 for the six months ended March 31, 2021. General and administrative expenses as a percentage of revenues was 57% and 59% of revenues for the six-month periods ended March 31, 2022, and 2021, respectively. The increase in general and administrative expenses is the result of increased personnel, travel, depreciation and amortization, and insurance expenses.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2022, was $2,426,428 compared to $1,275,722 for the six months ended March 31, 2021. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first and second quarters of fiscal 2022, was $(1,457,886) as compared to $4,847,080 for the first and second quarters of fiscal year 2021. Other income/(expense) for the six months ended March 31, 2022, included the gain on the forgiveness of our PPP loans of $971,500 and the issuance of common stock in connection with a note payable of $700,400.

Provision for Income Taxes

During the first and second quarters of fiscal year 2022, the Company did not record an income tax provision compared to $127,431 for the first and second quarters of fiscal year 2021. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net loss attributable to Cemtrex, Inc. shareholders of $9,199,198, or 39% of revenues, for the six-month period ended March 31, 2022, as compared to net income attributable to Cemtrex, Inc. shareholders of $761,521 or 4% of revenues, for the six months ended March 31, 2021. Net loss attributable to Cemtrex, Inc. shareholders increased in the first and second quarters of fiscal year 2022 as compared to the same period last year was primarily due to costs of revenues and operating expenses mentioned above.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $7,604,437 at March 31, 2022, compared to $15,088,892 at September 30, 2021. This includes cash and equivalents and restricted cash of $10,630,229 at March 31, 2022, and $17,186,323 at September 30, 2021. The decrease in working capital was primarily due to the Company’s use of cash to build inventory and a shift of liabilities to short-term during the first two quarters of fiscal year 2022.

Accounts receivable decreased $1,805,328 or 23% to $6,005,568 at March 31, 2022, from $7,810,896 at September 30, 2021. The decrease in accounts receivable is attributable to increased collection efforts to keep our accounts receivable from going past due.

Inventories increased $1,409,367 or 25% to $7,066,654 at March 31, 2022, from $5,657,287 at September 30, 2021. The increase in inventories is attributable to the purchase of inventories for new products the Company plans to ship in the future and to build up stock inventory to account for supply chain issues.

Cash used by operating activities for the six months ended March 31, 2022 and 2021 was $7,235,840 and $2,865,654 respectively. The decrease in operating cash flows was primarily due to purchases on inventory and payment of accounts payable and accrued expenses.

Cash used by investment activities for the six months ended March 31, 2022 and 2021 was $5,654,515 and $110,129, respectively. Investing activities for the first and second quarters of fiscal year 2022 were driven by the Company’s purchase of fixed assets, the additional investment in Masterpiece VR, and marketable securities.

Cash provided by financing activities for the six months ended March 31, 2022 and 2021 was $6,484,337 and $754,748, respectively. Financing activities were primarily driven by proceeds from the note payable issued in February of 2022.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Our disclosure controls and procedures were not effective and Based on their evaluation, our management has concluded that as of March 31, 2022, our disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. This deficiency is common in small companies, similar to us, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2022, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2022 the Company issued an aggregate of 2,891,016 shares of common stock to settle $2,112,500 of notes payable, $353,978 in accrued interest, and $821,593 of excess value of shares issued recorded as interest expense. Additionally, the Company issued another 1,000,000 shares in connection with the issuance of a note payable on February 22, 2022. The fair market value of the shares, $700,400 has been recorded as interest expense on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss). Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
10.5	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
10.6*	Securities Purchase Agreement dated February 22, 2022
10.7*	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022.
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.

11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Intentionally left blank
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 16, 2022	By:	/s/Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: May 16, 2022		/s/Paul J. Wyckoff
Paul J. Wyckoff
Interim Chief Financial Officer and Principal Financial Officer

