Form 10-Q
period 2022-06-30
CEMTREX INC
filed 2022-08-15
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 12, 2022, the issuer had 26,413,296 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

INDEX

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and September 30, 2021	3

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended June 30, 2022 and June 30, 2021 (Unaudited)	4

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2022 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended June 30, 2021 (Unaudited)	6

Condensed Consolidated Statements of Cash Flow for the nine months ended June 30, 2022 and June 30, 2021 (Unaudited)	7

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings	27

Item 1A Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	28

SIGNATURES	29

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	September 30,
	2022	2021
Assets
Current assets
Cash and equivalents	$11,442,487	$15,426,976
Restricted cash	1,518,720	1,759,347
Short-term investments	280,571	14,981
Trade receivables, net	7,564,382	7,810,896
Trade receivables - related party	1,472,514	1,487,155
Inventory –net of allowance for inventory obsolescence	8,458,530	5,657,287
Prepaid expenses and other assets	2,407,116	2,585,652
Total current assets	33,144,320	34,742,294

Property and equipment, net	6,239,239	6,738,944
Right-of-use assets	2,641,960	2,940,127
Goodwill	7,821,283	7,821,283
Other	1,356,766	697,240
Total Assets	$51,203,568	$52,939,888

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$5,401,538	$4,235,002
Short-term liabilities	17,146,234	9,977,972
Lease liabilities - short-term	819,488	830,791
Deposits from customers	113,106	536,220
Accrued expenses	1,176,787	1,621,053
Deferred revenue	2,594,517	2,004,170
Accrued income taxes	141,465	448,194
Total current liabilities	27,393,135	19,653,402

Long-term liabilities
Loans payable to bank	141,239	767,279
Long-term lease liabilities	1,799,002	2,017,408
Notes payable	228,893	2,350,000
Mortgage payable	2,184,404	2,257,785
Other long-term liabilities	825,629	839,171
Paycheck Protection Program Loans	97,120	1,032,200
Deferred Revenue - long-term	584,003	467,967
Total long-term liabilities	5,860,290	9,731,810

Total liabilities	33,253,425	29,385,212

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,079,122 shares issued and 2,015,022 shares outstanding as of June 30, 2022 and 1,885,151 shares issued and 1,821,051 shares outstanding as of September 30, 2021 (liquidation value of $10 per share)	2,079	1,885
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2022 and September 30, 2021	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,263,296 shares issued and outstanding at June 30, 2022 and 20,782,194 shares issued and outstanding at September 30, 2021	26,263	20,782
Additional paid-in capital	66,522,085	61,727,834
Retained earnings (accumulated deficit)	(51,788,053)	(41,908,062)
Treasury stock at cost	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	2,555,441	2,896,452
Total Cemtrex stockholders’ equity	17,169,574	22,590,650
Non-controlling interest	780,569	964,026
Total liabilities and shareholders’ equity	$51,203,568	$52,939,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	13,630,846	10,326,431	37,031,550	28,422,892
Cost of revenues	7,754,490	6,198,715	23,233,389	16,360,822
Gross profit	5,876,356	4,127,716	13,798,161	12,062,070

Operating expenses
General and administrative	6,948,959	5,670,019	20,318,196	16,337,200
Research and development	1,048,246	757,966	3,474,674	2,033,688
Total operating expenses	7,997,205	6,427,985	23,792,870	18,370,888
Operating income/(loss)	(2,120,849)	(2,300,269)	(9,994,709)	(6,308,818)

Other income/(expense)
Other income/(expense)	2,072,265	3,901,658	3,337,365	6,532,590
Settlement Agreement - Related Party	-	-	-	3,674,165
Interest Expense	(931,059)	(433,009)	(3,654,045)	(1,891,026)
Total other income/(expense), net	1,141,206	3,468,649	(316,680)	8,315,729

Net loss before income taxes	(979,643)	1,168,380	(10,311,389)	2,006,911
Income tax benefit/(expense)	247,941	(40,759)	247,941	(168,190)
Net income/(loss)	(731,702)	1,127,621	(10,063,448)	1,838,721

Less loss in noncontrolling interest	(50,909)	29,608	(183,457)	(20,813)
Net income/(loss) attributable to Cemtrex, Inc. shareholders	$(680,793)	$1,098,013	$(9,879,991)	$1,859,534

Other comprehensive income/(loss)
Net income/(loss)	$(731,702)	$1,127,621	$(10,063,448)	$1,838,721
Foreign currency translation loss	(200,880)	(193,554)	(341,011)	(234,045)
Defined benefit plan actuarial gain	-	-	-	87,895
Comprehensive income/(loss)	(932,582)	934,067	(10,404,459)	1,692,571
Less comprehensive loss attributable to noncontrolling interest	50,909	(35,731)	183,457	14,524
Comprehensive income/(loss) attributable to Cemtrex, Inc. shareholders	$(983,491)	$969,798	$(10,587,916)	$1,678,047

Income/(loss) Per Share-Basic	$(0.03)	$0.06	$(0.41)	$0.10
Income/(loss) Per Share-Diluted	$(0.03)	$0.06	$(0.41)	$0.10

Weighted Average Number of Shares-Basic	25,777,704	18,711,463	24,316,527	18,368,274
Weighted Average Number of Shares-Diluted	25,777,704	18,711,463	24,316,527	18,368,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2021	1,885,151	$1,885	50,000	$50	20,782,194	$20,782	$61,727,834	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026
Foreign currency translation gain/(loss)										59,492	59,492
Share-based compensation							45,371				45,371
Shares issued to pay notes payable					2,891,016	2,891	3,285,180				3,288,071
Dividends paid in Series 1 preferred shares	94,602	95					(95)				-
Income/(loss) attributable to noncontrolling interest											-	(51,872)
Net loss								(4,477,951)			(4,477,951)
Balance at December 31, 2021	1,979,753	$1,980	50,000	$50	23,673,210	$23,673	$65,058,290	$(46,386,013)	$(148,291)	$2,955,944	$21,505,633	$912,154
Foreign currency translation gain/(loss)										$(199,623)	(199,623)
Share-based compensation							$27,046				27,046
Shares issued with note payable					1,000,000	$1,000	$694,400				695,400
Income/(loss) attributable to noncontrolling interest											-	$(80,676)
Net loss								$(4,721,247)			(4,721,247)
Balance at March 31, 2022	1,979,753	1,980	50,000	50	24,673,210	24,673	65,779,736	(51,107,260)	(148,291)	2,756,321	17,307,209	831,478
Foreign currency translation gain/(loss)										(200,880)	(200,880)
Share-based compensation							38,985				38,985
Shares issued to pay notes payable					1,590,086	1,590	703,463				705,053
Dividends paid in Series 1 preferred shares	99,369	99					(99)				-
Income/(loss) attributable to noncontrolling interest											-	(50,909)
Net loss								(680,793)			(680,793)
Balance at June 30, 2022	2,079,122	2,079	50,000	50	26,263,296	26,263	66,522,085	(51,788,053)	(148,291)	2,555,441	17,169,574	780,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par			Retained		Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Treasury	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Stock,	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	At cost	Income(loss)	Equity	interest
Balance at September 30, 2020, as restated	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$60,221,766	$(34,100,067)	$(148,291)	$1,812,457	$27,806,745	$1,042,300
Foreign currency translation gain/(loss)												37,864	37,864
Share-based compensation									16,071				16,071
Shares issued to pay notes payable							345,638	345	407,507				407,852
Dividends paid in Series 1 preferred shares	108,169	108							(108)				-
Income/(loss) attributable to noncontrolling interest													-	(40,247)
Net loss										(1,692,611)			(1,692,611)
Balance at December 31, 2020	2,264,953	2,265	1,000,000	1,000	100,000	100	17,968,177	17,968	60,645,236	(35,792,678)	(148,291)	1,850,321	26,575,921	1,002,053

Foreign currency translation gain/(loss)												(97,423)	(97,423)
Defined benefit plan actuarial gain/(loss)												87,895	87,895
Share-based compensation									49,246				49,246
Shares issued to pay notes payable							743,286	743	1,298,733				1,299,476
Income in noncontrolling interest														(10,174)
Shares and options surrendered in settelment agreement	(469,949)	(470)	(1,000,000)	(1,000)	(50,000)	(50)			(3,672,645)				(3,674,165)
Net income										2,454,132			2,454,132
Balance at March 31, 2021	1,795,004	1,795	-	-	50,000	50	18,711,463	18,711	58,320,570	(33,338,546)	(148,291)	1,840,793	26,695,082	991,879
Foreign currency translation gain/(loss)												(199,677)	(199,677)
Dividends paid in Series 1 preferred shares	90,147	90							(90)				-
Share-based compensation									45,587				45,587
Shares granted to pay notes payable									480,509				480,509
Income in noncontrolling interest													-	35,731
Net income										1,098,013			1,098,013
Balance at June 30, 2021	1,885,151	1,885	-	-	50,000	50	18,711,463	18,711	58,846,576	(32,240,533)	(148,291)	1,641,116	28,119,514	1,027,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
Cash Flows from Operating Activities	2022	2021

Net income/(loss)	$(10,063,448)	$1,838,721

Adjustments to reconcile net income/(loss) to net cash used by operating activities
Depreciation and amortization	1,346,383	972,186
Loss on disposal of property and equipment	161,814	18,583
Noncash lease expense	615,354	653,175
Change in allowance for doubtful accounts	(7,584)	(161,101)
Share-based compensation	111,402	110,904
Income tax expense/ (benefit)	(247,941)	168,190
Interest expense paid in equity shares	1,627,046	818,348
Accrued interest on notes payable	635,001	64,748
Amortization of original issue discounts on notes payable	908,333	575,000
Gain on marketable securities	(2,234,478)	(2,407,841)
Discharge of Paycheck Protection Program Loans	(971,500)	(3,349,700)
Settlement Agreement - Related Party	-	(3,674,165)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Accounts receivable	254,098	1,613,682
Accounts receivable - related party	14,641	(78,594)
Inventory	(2,801,243)	(1,875,591)
Prepaid expenses and other current assets	178,536	(976,050)
Other assets	(159,526)	149,778
Other liabilities	(13,542)	15,019
Accounts payable	1,166,536	30,327
Operating lease liabilities	(546,896)	(650,535)
Deposits from customers	(423,114)	9,567
Accrued expenses	(444,266)	(78,851)
Deferred revenue	706,383	124,637
Income taxes payable	(58,788)	(88,987)
Net cash used by operating activities	(10,246,799)	(6,178,550)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,003,121)	(1,113,658)
Proceeds from sale of property and equipment	51,262	-
Investment in MasterpieceVR	(500,000)	(500,000)
Investment in related party	-	(1,075,428)
Proceeds from sale of marketable securities	12,182,932	9,134,159
Purchase of marketable securities	(10,214,044)	(6,290,747)
Net cash used by investing activities	517,029	154,326

Cash Flows from Financing Activities
Proceeds from notes payable	8,000,000	-
Payments on notes payable	(1,176,763)	(2,145,257)
Payments on capital lease liabilities	-	(20,061)
Payments on bank loans	(920,939)	(957,186)
Proceeds from Paycheck Protection Program Loans	-	2,942,285
Net cash provided/(used) by financing activities	5,902,298	(180,219)

Effect of currency translation	(397,644)	(386,160)
Defined benefit plan actuarial gain/(loss)	-	87,895
Net decrease in cash, cash equivalents, and restricted cash	(3,827,472)	(6,204,443)
Cash, cash equivalents, and restricted cash at beginning of period	17,186,323	21,072,859
Cash, cash equivalents, and restricted cash at end of period	$12,961,207	$14,570,151

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$11,442,487	$12,879,278
Restricted cash	1,518,720	1,690,873
Total cash, cash equivalents, and restricted cash	$12,961,207	$14,570,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$483,665	$432,930

Cash paid during the period for income taxes	$306,729	$88,765

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Virtual Driver Interactive	$-	$439,774
Stock issued to pay notes payable	$3,993,124	$2,187,837
Shares issued in connection with note payable	$700,400	$-
Financing of right of use assets	$317,187	$-

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

Strategic Investment

On November 13, 2020, Cemtrex made a $500,000 investment and on January 19, 2022, made an additional $500,000 investment via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the period ended June 30, 2022.

Potential Impacts of COVID-19 on our Business

The COVID-19 pandemic impacted our business operations and the results of our operations during fiscal years 2020 and 2021, primarily with delays in orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India had been under lock down on multiple occasions. Overall bookings level in the IS segment of our business were down by more than 20%, compared to fiscal 2019 levels, however our AT segment had experienced relatively less slow down. Bookings and revenue are recovering in this fiscal year compared to last year. However, due to ongoing delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months. These supply chain issues have also affected the Company’s ability to obtain inventory for our current bookings, and the Company has implemented a buildup of inventory levels to remain competitive and keep backlog orders at a minimum. Additionally, increased costs and the need to increase wages to retain talent may cause our gross margin percentages to shrink and our operational costs to rise. In response to these increased costs, the Company has implemented an ongoing review of our pricing to cover these additional costs while remaining competitive.

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

The extent of the pandemics effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the emergence of new virus variants that are more contagious or harmful than prior variants, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.

Going Concern

For the nine months ended June 30, 2022, the Company has incurred net losses of $10,063,448 with working capital of $5,757,185 as of June 30, 2022. The decrease in working capital over the past nine months is mainly due to the increase in the short-term portion of the Company’s liabilities, $17,146,234 at June 30, 2022.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Based on this, the Company believes that our cash on hand and cash generated by operations is sufficient to meet the capital demands of our current operations for at least the next twelve months. Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our expansion goals and working capital needs. The consolidated financial statements do not include any adjustments relating to this uncertainty.

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

NOTE 3 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and mine months ended June 30, 2022, and 2021, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

Warrants to purchase shares	-	433,965	-	433,965
Options	1,210,260	1,383,965	1,210,260	1,383,965

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

The following tables summarize the Company’s segment information:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues from external customers
Advanced Technologies	$8,162,855	$5,845,958	$21,503,679	$16,006,241
Industrial Services	$5,467,991	4,480,473	15,527,871	12,416,651
Total revenues	$13,630,846	$10,326,431	$37,031,550	$28,422,892

Gross profit
Advanced Technologies	$4,219,490	$2,693,677	$9,245,092	$7,686,875
Industrial Services	1,656,866	1,434,039	4,553,069	4,375,195
Total gross profit	$5,876,356	$4,127,716	$13,798,161	$12,062,070

Operating income/(loss)
Advanced Technologies	$(3,426,264)	$(1,650,221)	$(13,252,823)	$(5,185,944)
Industrial Services	1,305,415	(650,048)	3,258,114	(1,122,874)
Total operating loss	$(2,120,849)	$(2,300,269)	$(9,994,709)	$(6,308,818)

Other income/(expense)
Advanced Technologies	$1,252,826	$4,955,782	$(135,094)	$5,666,112
Industrial Services	$(111,620)	(1,487,133)	(181,586)	2,649,617
Total other expense	$1,141,206	$3,468,649	$(316,680)	$8,315,729

Depreciation and Amortization
Advanced Technologies	$309,634	$103,177	$816,604	$308,755
Industrial Services	174,066	189,005	529,779	663,431
Total depreciation and amortization	$483,700	$292,182	$1,346,383	$972,186

	June 30,	September 30,
	2022	2021
Identifiable Assets
Advanced Technologies	$34,098,148	$33,850,496
Industrial Services	17,105,420	19,089,392
Total Assets	$51,203,568	$52,939,888

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

The Company’s fair value assets at June 30, 2022 and September 30, 2021, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Investment in marketable securities
(included in short-term investments)	$280,571	$-	$-	$280,571

	$280,571	$-	$-	$280,571

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September, 30
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Investment in marketable securities
(included in short-term investments)	$14,981	$-	$-	$14,981

	$14,981	$-	$-	$14,981

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,518,720 at June 30, 2022 and $1,601,932 at September 30, 2021. Additionally, the Company had a standby letter of credit for deposit on a building lease and payable against a money market account. The amount of the standby letter of credit is $0 and $517,415 as of June 30, 2022 and September 30, 2021, respectively.

NOTE 7 – TRADE RECEIVABLES, NET

Accounts receivables, net consist of the following:

	June 30,	September 30,
	2022	2021
Trade receivables	$7,735,790	$7,989,888
Allowance for doubtful accounts	(171,408)	(178,992)
	$7,564,382	$7,810,896

Accounts receivable include amounts due for shipped products and services rendered.

Allowance for doubtful accounts include estimated losses resulting from the inability of our customers to make required payments.

NOTE 8 – INVENTORY, NET

Inventory, net, consist of the following:

	June 30,	September 30,
	2022	2021
Raw materials	$2,520,373	$1,957,410
Work in progress	231,123	429,871
Finished goods	6,619,379	5,191,007
	9,370,875	7,578,288

Less: Allowance for inventory obsolescence	(912,345)	(1,921,001)
Inventory –net of allowance for inventory obsolescence	$8,458,530	$5,657,287

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2022	2021
Land	$790,373	$790,373
Building and leasehold improvements	2,932,111	2,892,900
Furniture and office equipment	534,185	501,885
Computers and software	1,313,816	1,105,681
Machinery and equipment	12,392,900	12,984,959
	17,963,385	18,275,798

Less: Accumulated depreciation	(11,724,146)	(11,536,854)
Property and equipment, net	$6,239,239	$6,738,944

Depreciation expense for the three months ended June 30, 2022, and 2021 were $483,700, and $292,182, respectively, and for the nine months ended June 30, 2022, and 2021 were $1,346,383, and $972,186, respectively.

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

The Company entered into operating leases for its facilities in New York, United Kingdom, and India, as well as for vehicles for use in our Industrial Services segment. The operating lease terms range from 1 to 7 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its right-of-use assets and lease liabilities.

Finance and operating lease liabilities consist of the following:

	June 30,	September 30,
	2021	2021
Lease liabilities - current
Finance leases	$-	$-
Operating leases	819,488	830,791
	819,488	830,791

Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	1,799,002	2,017,408
	$1,799,002	$2,017,408

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the condensed consolidated balance sheet at June 30, 2022, is set forth below:

Years ending September 30,	Finance leases	Operating Leases	Total
2022	-	275,319	275,319
2023	-	834,504	834,504
2024	-	660,865	660,865
2025	-	638,531	638,531
2026 & Thereafter	-	702,252	702,252
Undiscounted lease payments	-	3,111,471	3,111,471
Amount representing interest	-	(492,981)	(492,981)
Discounted lease payments	$-	$2,618,490	$2,618,490

Additional disclosures of lease data are set forth below:

	Nine months ended
	June 30, 2022	June 30, 2021
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$-	$17,184
Interest on lease liabilities	-	88

Operating lease costs:
Operating lease expense	$686,124	$727,374

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$546,896	$650,535
Finance leases	-	28,535
	$546,896	$679,070

Weighted-average remaining lease term - finance leases (months)	0	3
Weighted-average remaining lease term - operating leases (months)	33	58

Weighted-average discount rate - finance leases	N/A	3.63%
Weighted-average discount rate - operating leases	5.66%	6.85%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 11 – PREPAID AND OTHER CURRENT ASSETS

On June 30, 2022, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $439,143, costs and estimated earnings in excess of billings on uncompleted contracts of $504,618, and other current assets of $1,463,355. On September 30, 2021, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $298,707, costs and estimated earnings in excess of billings on uncompleted contracts of $1,148,243, and other current assets of $1,138,702.

NOTE 12 – OTHER ASSETS

As of June 30, 2022, the Company had other assets of $1,356,766 which was comprised of rent security of $90,791, a strategic investment in MasterpieceVR of $1,000,000, and other assets of $265,975. As of September 30, 2021, the Company had other assets of $697,240 which was comprised of rent security deposits of $84,362, Investment in Masterpiece VR valued at $500,000, and other assets of $112,878.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and former CFO, its President, for total consideration of $550,000. As of June 30, 2022, and September 30, 2021, there was $1,472,514 and $1,487,155 in receivables due from Ducon Technologies, Inc., respectively. At June 30, 2022, $500,000 of the balance due is for the sale of Griffin, which was due in February 2021, and the remaining balance are various receivables with various due dates within the next fiscal year. The Company has negotiated a payment agreement surrounding the sale of Griffin Filters, LLC and other liabilities due to Cemtrex, Inc. totaling 761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024. The remaining $710,929 represents the amount due from Ducon to Cemtrex Technologies Pvt. Ltd. the Company’s subsidiary based in India and is still in negotiation.

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

NOTE 14 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carried interest of LIBOR plus 2.00% per annum (2.075% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the line of credit to carry interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.37% per annum (3.87% as of June 30, 2022). At June 30, 2022 and September 30, 2021, there was no outstanding balance on this line of credit. The terms of this line of credit are subject to the bank’s review annually on February 1.

Loans payable to bank

On December 15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to direct purchase of AIS. This loan carried interest of LIBOR plus 2.25% per annum (2.325% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the loan to carry interest at SOFR plus 2.37% per annum (3.87% as of June 30, 2022). This loan is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of June 30, 2022. The outstanding balance on this loan was $492,031 and $1,218,680, on June 30, 2022, and September 30, 2021, respectively. This loan is secured by the assets of the Company.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carried interest of LIBOR plus 2.00% per annum (2.075% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the loan to carry interest at SOFR plus 2.37% per annum (3.87% as of June 30, 2022). This loan is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of June 30, 2022. The outstanding balance on this loan was $84,581 and $149,914, on June 30, 2022, and September 30, 2021, respectively. This loan is secured by the assets of the Company

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carried interest of LIBOR plus 2.25% per annum (2.325% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the loan to carry interest at SOFR plus 2.37% per annum (3.87% as of June 30, 2022). This loan is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of June 30, 2022. The outstanding balance on this loan was $201,975 and $258,060, on June 30, 2022, and September 30, 2021, respectively. This loan is secured by the assets of the Company

Notes payable

On September 30, 2020, the Company, issued a note payable to an independent private lender in the amount of $4,605,000. This note carried interest of 8% and matured on March 30, 2022. After deduction of an original issue discount of $600,000 and legal fees of $5,000, the Company received $4,000,000 in cash. As of June 30, 2022, and September 30, 2021, this note had a balance of $0 and $2,256,448, respectively. As of June 30, 2022, and September 31, 2021, this note had unamortized original issue discount balance of $0 and $200,000, respectively

On September 30, 2021, the Company, issued a note payable to an independent private lender in the amount of $5,755,000. This note carries interest of 8% and matures on March 30, 2023. After deduction of an original issue discount of $750,000 and legal fees of $5,000, the Company received $5,000,000 in cash. As of June 30, 2022, and September 30, 2021, this note had a balance of $5,306,176 and $5,005,000, respectively. As of June 30, 2022, and September 31, 2021, this note had unamortized original issue discount balance of $375,000 and $750,000, respectively.

On February 22, 2022, the Company, issued a note payable to an independent private lender in the amount of $9,205,000. This note carries interest of 8% and matures on August 22, 2023. After deduction of an original issue discount of $1,200,000 and legal fees of $5,000, the Company received $8,000,000 in cash. Additionally, the Company issued 1,000,000 shares of its common stock to the lender. The fair market value of the stock of $700,400 was recognized as interest expense on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss). As of June 30, 2022, this note had a balance of $9,470,561. As of June 30, 2022, this note had unamortized original issue discount balance of $866,667.

On March 30, 2022, Vicon, a subsidiary of the Company, amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2023. This note carries loan covenants which the Company is in compliance with as of June 30, 2022. As of June 30, 2022, and September 30, 2021, this note had a balance of $2,897,743 and $3,604,743, respectively.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carried interest of LIBOR plus 2.50% per annum (2.575% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the mortgage to carry interest at SOFR plus 2.62% per annum (4.12% as of June 30, 2022 ). This mortgage is payable on January 28, 2040. This loan carries loan covenants similar to covenants on the Company’s other loans from Fulton Bank. As of June 30, 2022, the Company was in compliance with these covenants. As of June 30, 2022, and September 30, 2021, this mortgage had a balance of $2,265,733 and $2,339,114, respectively.

Paycheck Protection Program Loans

In April and May of 2020, and January and April of 2021, the Company and its subsidiaries applied for and were granted $6,413,385 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 2% and mature in two years. The Company has applied for and received loan forgiveness under the provisions of the CARES Act for $6,291,985. The remaining loan of $121,400 has been modified with a maturity date of May 5, 2025 and payments starting in June of 2022 and is recorded under Paycheck Protection Program Loans on our Condensed Consolidated Balance Sheet as of June 30, 2022, net of the short-term portion of $24,280. The issuing bank determined that this loan qualifies for loan forgiveness, however the Company is awaiting final approval from the Small Business Administration.

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of June 30, 2022, and September 30, 2021, there were 2,129,122 and 1,935,151 shares issued and outstanding, respectively.

Series 1 Preferred Stock

During the nine months ended June 30, 2022, 193,971 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of June 30, 2022, and September 30, 2021, there were 2,079,122 and 1,885,151 shares of Series 1 Preferred Stock issued and outstanding, respectively.

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

As of June 30, 2022, and September 30, 2021, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of June 30, 2022, there were 26,263,296 shares issued and outstanding and at September 30, 2021, there were 20,782,194 shares issued and outstanding.

During the nine months ended June 30, 2022, 4,481,102 shares of the Company’s common stock have been issued to satisfy $2,712,500 of notes payable, $353,978 in accrued interest, and $926,646 of excess value of shares issued recorded as interest expense. An additional 1,000,000 shares were issued in connection with a note payable issued on February 22, 2022.

NOTE 16 – SHARE-BASED COMPENSATION

For the nine months ended June 30, 2022, and 2021, the Company recognized $111,402 and $110,904 of share-based compensation expense on its outstanding options, respectively. As of June 30, 2022, $269,142 of unrecognized share-based compensation expense is expected to be recognized over a period of four years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

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

NOTE 18 – SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the condensed consolidated financial statements were issued. Cemtrex has concluded that there were no subsequent events that occurred and require recognition or disclosure in the condensed consolidated financial statements.

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

Results of Operations – For the three months ending June 30, 2022, and 2021

Total revenue for the three months ended June 30, 2022, and 2021 was $13,630,846 and $10,326,431, respectively, an increase of $3,304,415, or 32%. Loss from operations for the three months ended June 30, 2022, was $2,120,849 compared to $2,300,269 for the three months ended June 30, 2021, a decrease on the loss of $179,420, or 8%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services. Loss from operations decreased due to increased revenues as compared to the same period in the prior year.

Revenues

Our Advanced Technologies segment revenues for the three months ended June 30, 2022, increased by $2,316,897 or 40% to $8,162,855 from $5,845,958 for the three months ended June 30, 2021. This increase is due to an increased demand for security technology products under our Vicon brand.

Our Industrial Services segment revenues for the three months ended June 30, 2022, increased by $987,518 or 22%, to $5,467,991 from $4,480,473 for the three months ended June 30, 2021. This increase is mainly due to an increased demand for the segment’s products and services.

Gross Profit

Gross Profit for the three months ended June 30, 2022, was $5,876,356 or 43% of revenues as compared to gross profit of $4,127,716 or 40% of revenues for the three months ended June 30, 2021. Gross profit as a percentage of revenues increased in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, due to price increases implemented throughout the company in response to rising costs of our goods and transportation costs. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022, increased $1,278,940 or 23% to $6,948,959 from $5,670,019 for the three months ended June 30, 2021. General and administrative expenses as a percentage of revenues was 51% and 55% of revenues for the three-month periods ended June 30, 2022, and 2021, respectively. The increase in general and administrative expenses is the result of increased personnel, travel, depreciation and amortization, and insurance expenses.

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2022, was $1,048,246 compared to $757,966 for the three months ended June 30, 2021. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the third quarter of fiscal 2022, was $1,141,206 as compared to $3,468,649 for the third quarter of fiscal 2021. Other income/(expense) for the three months ended June 30, 2022, included realized and unrealized gain on marketable securities of $2,075,125.

Provision for Income Taxes

During the third quarter of fiscal 2022, the Company had an income tax benefit of $247,941 compared to an expense of $40,759 for the third quarter of fiscal 2021. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net loss attributable to Cemtrex, Inc. shareholders of $680,739, or 5% of revenues, for the three-month period ended June 30, 2022, as compared to net income attributable to Cemtrex, Inc. shareholders of $1,098,013 or 11% of revenues, for the three months ended June 30, 2021. Net income/(loss) attributable to Cemtrex, Inc. shareholders decreased in the third quarter as compared to the same period last year was primarily due to operating, and other expenses mentioned above.

Results of Operations – For the nine months ending June 30, 2022, and 2021

Total revenue for the nine months ended June 30, 2022, and 2021 was $37,031,550 and $28,422,892 respectively, an increase of $8,608,658, or 30%. Loss from operations for the nine months ended June 30, 2022, was $9,994,709 compared to $6,308,818 for the nine months ended June 30, 2021, an increase on the loss of $3,685,891, or 58%. Total revenue for the period increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services. Loss from operations increased due to increased expenses related to personnel costs, depreciation and amortization, insurance, travel, and research and development costs.

Revenues

Our Advanced Technologies segment revenues for the nine months ended June 30, 2022, increased by $5,497,438 or 34% to $21,503,679 from $16,006,241 for the nine months ended June 30, 2021. This increase is due to an increased demand for security technology products under our Vicon brand.

Our Industrial Services segment revenues for the nine months ended June 30, 2022, increased by $3,111,220 or 25%, to $15,527,871 from $12,416,651 for the nine months ended June 30, 2021. This increase is mainly due to an increased demand and increased pricing for the segment’s products and services.

Gross Profit

Gross Profit for the nine months ended June 30, 2022, was $13,798,161 or 37% of revenues as compared to gross profit of $12,062,070 or 42% of revenues for the nine months ended June 30, 2021. Gross profit as a percentage of revenues decreased in the nine months ended June 30, 2022, compared to the nine months ended June 30, 2021, due to increased cost of revenues as a result of supply chain difficulties and increased transportation costs for goods. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2022, increased $3,980,996 or 24% to $20,318,196 from $16,337,200 for the nine months ended June 30, 2021. General and administrative expenses as a percentage of revenues was 55% and 57% of revenues for the nine-month periods ended June 30, 2022, and 2021, respectively. The increase in general and administrative expenses is the result of increased personnel, travel, depreciation and amortization, and insurance expenses.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2022, was $3,474,674 compared to $2,033,688 for the nine months ended June 30, 2021. Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first three quarters of fiscal 2022, was $(316,680) as compared to $8,315,729 for the first three quarters of fiscal year 2021. Other income/(expense) for the nine months ended June 30, 2022, included the gain on the forgiveness of our PPP loans of $971,500 and the issuance of common stock in connection with a note payable of $700,400 and the realized and unrealized gain on marketable securities of $2,235,738.

Provision for Income Taxes

During the first three quarters of fiscal year 2022, the Company had an income tax benefit of $247,941 compared to an expense of $168,190 for the first three quarters of fiscal year 2021. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net loss attributable to Cemtrex, Inc. shareholders of $9,879,991, or 27% of revenues, for the nine-month period ended June 30, 2022, as compared to net income attributable to Cemtrex, Inc. shareholders of $1,859,534 or 7% of revenues, for the nine months ended June 30, 2021. Net loss attributable to Cemtrex, Inc. shareholders increased in the first three quarters of fiscal year 2022 as compared to the same period last year was primarily due to costs of revenues and operating expenses mentioned above.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $5,751,185 at June 30, 2022, compared to $15,088,892 at September 30, 2021. This includes cash and equivalents and restricted cash of $12,961,207 at June 30, 2022, and $17,186,323 at September 30, 2021. The decrease in working capital was primarily due to the Company’s use of cash to build inventory and a shift of liabilities to short-term during the first three quarters of fiscal year 2022.

Trade receivables decreased $246,514 or 3% to $7,564,382 at June 30, 2022, from $7,810,896 at September 30, 2021. The decrease in trade receivables is attributable to increased collection efforts to keep our trade receivables from going past due.

Inventories increased $2,801,243 or 50% to $8,458,530 at June 30, 2022, from $5,657,287 at September 30, 2021. The increase in inventories is attributable to the purchase of inventories for new products the Company plans to ship in the future and to build up stock inventory to account for supply chain issues.

Cash used by operating activities for the nine months ended June 30, 2022 and 2021 was $10,246,799 and $6,198,611 respectively. The decrease in operating cash flows was primarily due to purchases on inventory and payment of accounts payable and accrued expenses.

Cash provided by investment activities for the nine months ended June 30, 2022 was $517,029 compared to $154,326 for the nine-month period ending June 30, 2021. Investing activities for the first three quarters of fiscal year 2022 were driven mainly by the Company’s net gain on the purchase and sale of marketable securities and the sale of property and equipment.

Cash provided by financing activities for the nine months ended June 30, 2022 and 2021 $5,902,298 compared to using cash of $160,158 for the nine-month period ending June 30, 2021. Financing activities were primarily driven by proceeds from the note payable issued in February of 2022.

We believe that our cash on hand and cash generated by operations is sufficient to meet the capital demands of our current operations for the next year (ending June 30, 2023). While our working capital and current debt indicate a going concern issue, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Any major increases in sales, particularly in new products, may require substantial capital investment. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on their evaluation, our management has concluded that as of June 30, 2022, our disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personal resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. This deficiency is common in small companies, similar to us, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2022, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2022 the Company issued an aggregate of 4,481,102 shares of common stock to settle $2,712,500 of notes payable, $353,978 in accrued interest, and $926,646 of excess value of shares issued recorded as interest expense. Additionally, the Company issued another 1,000,000 shares in connection with the issuance of a note payable on February 22, 2022. The fair market value of the shares, $700,400 has been recorded as interest expense on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income/(Loss). Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
10.5	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
10.6	Securities Purchase Agreement dated February 22, 2022 (15)
10.7	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022. (15)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 10-Q filed on May 16, 2022.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated:	August 15, 2022	By:.	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated:	August 15, 2022		/s/ Paul J. Wyckoff .
Paul J. Wyckoff
Interim Chief Financial Officer and Principal Financial Officer

