Form 10-K
period 2022-09-30
CEMTREX INC
filed 2022-12-28
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2022

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

As of March 31, 2022, the number of the registrant’s common stock held by non-affiliates of the registrant was 24,594,655 and the aggregate market value $15,494,633 based on the average bid and asked price of $0.63 on March 31, 2022.

As of December 23, 2022, the registrant had 27,778,856 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth into a multi-industry technology company. The Company has expanded in a wide range of sectors, including smart technologies, virtual and augmented realities, industrial solutions, and intelligent security systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

The Company has two business segments, consisting of (i) Advanced Technologies (AT) and (ii) Industrial Services (IS).

Advanced Technologies (AT)

Cemtrex’s Advanced Technologies segment operates several brands that deliver cutting-edge software and hardware technologies:

-	Vicon Industries – Vicon Industries, a majority owned subsidiary, provides end-to-end video security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial, and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides cutting edge, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

-	SmartDesk – SmartDesk is focused on reinventing the workspace through developing state-of-the-art, modern, fully integrated, workplace solutions.
-	Cemtrex XR (“CXR”) – CXR is focused on realizing the potential of the metaverse. CXR delivers Virtual Reality (VR) and Augmented Reality (AR) solutions that provide higher productivity, progressive design and impactful experiences for consumer products, and various commercial and industrial applications. The Company is in the process of developing virtual reality applications for commercialization in the metaverse over the next couple years. CXR also invests in emerging startups focused on building best in class solutions for the metaverse.
-	Virtual Driver Interactive (“VDI”) – VDI provides innovative driver training simulation solutions for effective and engaging learning for all ages and skills.
-	Bravo Strong – Bravo Strong is a gaming and content studio working to building games and experiences for the metaverse.
-	good tech (formerly Cemtrex Labs) – good tech provides mobile, web, and enterprise software application development services for startups to large enterprises.

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

Recent Developments

Potential Impacts of COVID-19 on our Business

The COVID-19 pandemic impacted our business operations and the results of our operations during fiscal years 2022 and 2021, primarily with delays in orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India had been under lock down on multiple occasions. Overall bookings level in our business were down by more than 20%, compared to fiscal 2021 levels during certain periods. Bookings and revenue have largely recovered in this calendar year compared to last year. However, due to ongoing delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months. These supply chain issues have also affected the Company’s ability to obtain inventory for our current bookings, and the Company has implemented a buildup of inventory levels to remain competitive and keep backlog orders at a minimum. Additionally, increased costs and the need to increase wages to retain talent may cause our gross margin percentages to shrink and our operational costs to rise. In response to these increased costs, the Company has implemented an ongoing review of our pricing to cover these additional costs while remaining competitive.

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

Settlement with the Securities and Exchange Commission

On September 30, 2022, acting pursuant to an offer of settlement submitted by the Company, the U.S. Securities and Exchange Commission (“SEC”) issued an order pursuant to Section 8A of the Securities Act, directing the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder (the “SEC Order”).

The SEC Order also directed Mr. Saagar Govil to cease and desist from committing or causing any violations and any future violations of Section 17(a)(3) of the Securities Act.

The SEC found that, as a result of its conduct, which was neither admitted nor denied, the Company violated Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, which prohibit fraudulent conduct in the offer or sale of securities and in connection with the purchase or sale of securities.

The SEC also found that, as a result of his conduct, which was neither admitted nor denied, Mr. Govil violated Section 17(a)(3) of the Securities Act, which makes it illegal to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.

In addition to the above cease and desists, the Company undertook to not publicly announce that it has partnered with another company or that another company has become a customer of the Company without providing prior written notice, including a copy of the announcement text, to the businessperson at the other company responsible for that company’s relationship with the Company.

Also, the Company received a civil monetary penalty of two million two hundred thousand dollars ($2,200,000) in the aggregate that must be paid to the SEC. Mr. Govil also received a civil monetary penalty of three hundred and fifty thousand dollars ($350,000) in the aggregate that must be paid to the SEC. The company and Mr. Govil have remitted the payments as of September 30, 2022. The SEC Order can be accessed at www.sec.gov.

Business Strategy

Our focus is to utilize our resources and capabilities to build brands and businesses in areas where we see unique opportunities to create exceptional value for our customers, shareholders, and employees over the long term. We aim to grow in markets where we see significant long-term opportunity to create an attractive return on shareholder equity. Generally, these markets are high growth markets that are changing due to innovation, new technologies, or other industry shifts taking place. In these markets we seek to build or acquire businesses that have attractive gross margins, strong opportunities for customer retention, and are asset light. We take a long-term approach with our strategies and seek returns over five years or longer time horizons.

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

We continue to seek and execute additional strategic acquisitions and focus on expanding our products and services as well as entering new markets. We believe that the diversity of our products & services and our ability to deliver full solutions to a variety of end markets provides us with multiple sources of income and growth and a competitive advantage relative to other players in the industry. We constantly look for opportunities to gain new customers and penetrate geographic locations and end markets or acquire new product or service opportunities through acquisitions that are operationally and financially beneficial for the Company.

Suppliers

The Company is not dependent on, nor expects to become dependent on, any one or a limited number of suppliers. The Company buys parts and components to assemble and manufacture its equipment and products. The Company also utilizes sub-suppliers and third-party vendors to procure from or fabricate its components based on its design, engineering, and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts. To date, the Company has not experienced major difficulties either in obtaining fabricated components and other materials and parts or in obtaining qualified subcontractors for installation work, however, there have been some delays in certain components due to COVID-19. The Company seeks to have many sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters, international trade tariffs, wars, pandemics, disputes and or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities. In some instances, lead times have extended beyond normal due to logistic delays and labor shortages occurring globally.

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

Employees

The Company employs approximately 385 full-time employees and approximately 3 part-time employees as of December 15, 2022, including 175 engaged in engineering, 95 in manufacturing & field service and 118 in administrative, sales and marketing functions.

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

The current COVID-19 pandemic has impacted our business operations and the results of our operations in this fiscal year, primarily with delays in expected orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India has been under lock down on multiple occasions. Bookings and revenue have largely recovered in this calendar year compared to last year. In addition, due to delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months.

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

Risks Related to our Financial Condition

There is no guarantee that cash flow from operations and/or debt and equity financings will provide sufficient capital to meet our expansion goals working capital need, or fund our operations.

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

We have incurred net losses, including net losses attributable to Cemtrex, Inc. shareholders of $13.0 million in 2022, $7.8 million in 2021, and $10.5 million in 2020. We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

As of September 30, 2022, our total indebtedness was approximately $20.6 million, including notes payable of $17.7 million, mortgage payable of $2.3 million, and bank loans of $0.6 million, including $0.1 million of PPP loans that the Company expects to be forgiven. By comparison, as of September 30, 2021, our total indebtedness was approximately $17.3 million, including notes payable of $12.3 million, mortgage payable of $2.3 million, and bank loans of $2.7 million, including $1.1 million of PPP loans that the Company expects to be forgiven. For 2022 and 2021 approximately $18.2 million and $10.6 million, respectively, of such debt is classified as current. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

Risks Related to our Business

We are substantially dependent upon the success and continued market acceptance of our technology, the absence of which may significantly reduce our sales, profits and cash flow and adversely impact our financial condition.

In addition to overall reduced market demand, other competing technologies may be offered by both existing competitors or by those that enter the market, and these competing technologies may offer a better cost-benefit ratio than our products and/or at lower prices with the result that our sales, profits, and cash flow may suffer significantly over an extended period with serious adverse impact on our financial condition.

We have taken a multi-operational approach, and some of our business segments have historically failed to benefit our company to date, and there remains a risk that our remaining segments may not prove to be successful. We may divest or expand into new areas that are outside of our current business activities and those activities may not prove to be successful.

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

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

■	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

■	the budgetary constraints of our customers; seasonality;
■	success of our strategic growth initiatives;
■	costs associated with the launching or integration of new or acquired businesses;
■	timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;
■	the mix, by state and country, of our revenues, personnel and assets;
■	movements in interest rates or tax rates;
■	changes in, and application of, accounting rules;
■	changes in the regulations applicable to us;
■	litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

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

Our operating results may be adversely affected by non-U.S. operations

We have significant international operations, and our operating results and financial condition could be adversely affected by economic, political, health, regulatory, and other circumstances existing in foreign countries in which we operate. International manufacturing and sales are subject to inherent risks, including production disruption by employee union or works council actions, changes in local economic or political conditions, the imposition of currency exchange restrictions, unexpected changes in regulatory environments, potentially adverse tax law changes, changes in trade, import or export laws and regulations, and the exchange rate risk discussed above. Although we have operations around the world, a significant natural event could disrupt supply or production or significantly affect the market for some or all of our products. There can be no assurance that these factors will not have an adverse impact on our production capabilities or otherwise adversely affect our business and operating results.

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

Our international operations accounted for approximately 4% of our net sales in 2022. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

Our business and results of operations may be materially adversely affected by compliance with import and export laws.

We must comply with various laws and regulations relating to the import and export of products, services and technology from the U.S. and other countries having jurisdiction over our operations, which may affect our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies and in other circumstances, we may be required to obtain an export license before exporting a controlled item. The length of time required by the licensing processes can vary, potentially delaying the shipment of products or performance of services and the recognition of the corresponding revenue. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services and damage to our reputation. Moreover, any changes in export control or sanctions regulations may further restrict the export of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Risks Related to Legal Uncertainty

We could be subject to additional civil penalties or face criminal penalties and sanctions if we violate the terms of settlement with the SEC.

On September 30, 2022, acting pursuant to an offer of settlement submitted by the Company, the SEC issued an order pursuant to Section 8A of the Securities Act, directing the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder (the “SEC Order”).

While we have already paid the penalties imposed by the order into which we entered pursuant to the SEC Order, it contains ongoing and continuing requirements that we refrain from violating the Securities Act. Any future violation of applicable securities laws by us or management could result in harsher sanctions and fines, which would have a material adverse effect on our ability to implement our business plans. SEC staff can make reasonable requests from us for further evidence of compliance. Such requests for further information, record-keeping requirements and others generally could divert management’s attention from implementing its business plans and could require additional material expenditures by us to legal counsel or other advisors and service providers. Further issues could reduce investor and shareholder confidence in our company and could result in a failure to execute on our business plan, which would negatively impact our business. A copy of the SEC Order can be found at www.sec.gov.

Our global operations subject us to many different and complex laws and rules, and we may face difficulty in compliance.

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act, the U.S. Export Administration Act the EU General Data Protection Regulation, and the U.K. Modern Anti-Slavery Act); which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, what personal information we can transfer, and what information we can provide to a non-U.S. government. Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If, and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses. Acquisitions of new businesses in new non-U.S. jurisdictions may also subject us to new regulations and laws, and we may face difficulties ensuring compliance with these new requirements.

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

If we fail to establish, maintain, and enforce intellectual property rights with respect to our technology, our financial condition, results of operations and business could be negatively impacted.

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

Outside of these patent applications, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2022, that our internal control over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting.

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

We are a “controlled company” under Nasdaq Listing Rules. Approximately 90% of our outstanding voting shares, which includes our common stock, Series C preferred stock and Series 1 preferred stock, are beneficially held by Saagar Govil, our Chairman, President and Chief Executive Officer. Pursuant to certificate of designation for our Series C preferred, each outstanding share of Series C Preferred Stock is entitled to the number of votes equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors. As a result of Saagar Govil’s ownership of our common stock, Series C preferred stock, and Series 1 preferred stock, he controls, and will control in the future, substantially all matters requiring approval by the stockholders of our company, including the election of all directors and approval of significant corporate transactions. This could make it impossible for public stockholders to influence the affairs of our company.

Risks Related to Our Securities

Sales of substantial amounts of our common stock in the public market could depress the market price of our common stock.

Our common stock and Series 1 Preferred Stock are listed for trading on the Nasdaq Capital Market. If our stockholders sell substantial amounts of our securities in the public market, including the shares of common stock issuable upon the exercise of our Series 1 warrants and stock options, and shares issued as consideration in future acquisitions, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future.

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

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series 1 preferred stock before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and Series 1 preferred stock, to pay anything to common stockholders. As of September 30, 2022, we had total consolidated debt of approximately $20.6 million and 2,079,122 shares issued and 2,015,022 shares of Series 1 preferred stock outstanding. Any liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following properties:

The Company has its corporate headquarters in New York City with a 12-month lease of 2,500 square feet of office space at a rate of $10,000 per month expiring February 28, 2023.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $5,099 expiring on August 31, 2025.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $5,810 (INR473,415) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii)approximately 4,570 square feet of office space in El Dorado Hills, California in a 63 month lease assumed by the company upon the acquisition of VDI expiring on November 30, 2022, and (iv) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $9,821 (£7,669) which expires on March 24, 2031 and contains provisions to terminate in 2026.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX.”

As of December 23, 2022, the Company had 64 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 and 50,000,000 shares of common stock, $0.001 par value per share. On December 23, 2022, there were 27,778,856 shares of common stock issued and outstanding, 2,183,463 shares of Series 1 preferred stock issued and 2,119,363 shares outstanding, and 50,000 shares of Series C preferred stock issued and outstanding.

As reported by NASDAQ Capital Markets, on December 23, 2022, the closing sales price of the Company’s Common Stock was $0.10 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of September 30, 2022, regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans (1)
	(a)	(b)	(c)
Approved by security holders
2020 Equity Compensation Plan	410,260	$0.39	1,589,740

Not approved by security holders
Options	800,000	$1.82
Total	1,210,260	$1.34	1,589,740

(1)	See more detailed information regarding our equity compensation plans in the Notes to Consolidated Financial Statements in this 2022 Form 10-K.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

For the fiscal year ended September 30, 2022, 193,971 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

For the fiscal year ended September 30, 2022, we issued 5,481,102 shares of common stock to satisfy $4,688,524 of notes payable and accumulated interest.

On December 16, 2022, 1,365,560 shares of common stock were issued to satisfy $200,000 of notes payable and accumulated interest.

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

Please see Note 2 for detailed information regarding our significant accounting policies and estimates in the Notes to Consolidated Financial Statements in this 2022 Form 10-K.

Results of Operations - For the fiscal years ending September 30, 2022 and 2021

Total revenue for the years ended September 30, 2022, and 2021 was $50,274,923 and $43,130,934, respectively, an increase of $7,143,989, or 17%. Net loss for the years ended September 30, 2022, and 2021 was $13,292,242 and $7,886,269 respectively, an increase of the loss of $5,405,973 or 69%. Total revenue for the period increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services. Net loss increased due to an impairment of goodwill, write-off of related party receivables, increased expenses related to personnel costs, depreciation and amortization, insurance, travel, and research and development costs.

Revenues

Our Advanced Technologies segment revenues for the years ended September 30, 2022, and 2021 were $29,068,907 and $24,154,488, respectively, an increase of $4,914,419 or 20%. This increase is due to an increased demand for security technology products under our Vicon brand.

Our Industrial Services segment revenues for the year ended September 30, 2022, increased by $2,229,570 or 12%, to $21,206,016 from $18,976,446 for the year ended September 30, 2021. This increase is mainly due to an increased demand for the segment’s products and services.

Gross Profit

Gross Profit for the year ended September 30, 2022, was $19,055,518 or 38% of revenues as compared to gross profit of $16,968,352 or 39% of revenues for the year ended September 30, 2021. The decrease in gross profit as a percentage of revenue for the year ended September 30, 2022, as compared to the prior year, was due to increased cost of revenues as a result of increased costs for goods, and increased transportation costs for goods. The Company’s gross profit margins vary from product to product and from customer to customer.

General and Administrative Expenses

General and Administrative Expenses for the year ended September 30, 2022, increased $5,217,663 or 23% to $27,756,159 from $22,538,496 for the year ended September 30, 2021. The increase in general and administrative expenses is the result of increased personnel, increased by approximately 21%, travel, increased by approximately 96%, depreciation and amortization, increased by approximately 39%, legal, and professional accounting fees increased by approximately 59%, and a one-time write off of related party receivables of $708,512.

Research and Development Expenses

Research and Development expenses for the year ended September 30, 2022, and 2021 were $4,851,720 and $3,171,676, respectively. The increase in Research and Development expenses are primarily related to the Advanced Technologies Segment’s development of proprietary technology and further developments of the SmartDesk and Artificial Intelligence (AI) and next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the year ended September 30, 2022 was $3,367,574 as compared to $9,511,032 for the year ended 2021. Other income/(expense) for the year ended September 30, 2022, included the following one-time items (i) the settlement with Securities and Exchange Commission, generated other expense of $2,200,000, (ii) other income resulting from the forgiveness of our PPP loans of $971,500. Additionally, the company had realized gains on marketable securities of $8,402,125. Other income/(expense) for the year ended September 30, 2021, included the following one-time items (i) the settlement with Aron Govil, generated other income of $3,674,165, (ii) employee retention credits of $733,426 (iii) other income resulting from the forgiveness of our PPP loans of $5,320,485. Additionally, the company had realized and unrealized gains on marketable securities of $2,612,632.

Income Tax Benefit/(Expense)

During the fiscal year of 2022 we recorded an income tax benefit of $208,545 compared to an expense of $375,434 for the fiscal year of 2021. The decrease in the expense for income tax is mainly due to an increase in the net loss compared to the prior year.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $4,754,493 at September 30, 2022, compared to $15,088,892 at September 30, 2021. This includes cash and cash equivalents and restricted cash of $12,188,096 at September 30, 2022, and $17,186,323 at September 30, 2021, respectively. The decrease in working capital was primarily due to the decrease in the Company’s current assets of $4,262,796 and an increase in the Company’s current liabilities of $5,861,395.  The primary reason for the decrease in current assets was the cash used for operations during the fiscal year and the decrease in trade receivables, net, trade receivables – related party, the primary reason for the increase in current liabilities was the increase in the Company’s current portion of long-term liabilities, due to the maturity of our Notes Payable.

Operating activities for continuing operations used $16,093,504 for the year ended September 30, 2022, compared to using $10,051,165 of cash for the year ended September 30, 2021.

Trade receivables decreased by $1,850,210 or 24% to $5,960,686 at September 30, 2022, from $7,810,896 at September 30, 2021. The decrease in trade receivables is mainly due to maintaining collection efforts.

Inventories increased by $3,874,395 or 68% to $9,531,682 at September 30, 2022, from $5,657,287 at September 30, 2021. The increase in inventories is attributable to the company’s purchase of inventory for the security business of its Advanced Technology segment to maintain sufficient stock on hand for sale to overcome the recent supply chain delays.

Investing activities for continuing operations provided $6,610,127 of cash during the year ended September 30, 2021, compared to $840,901 provided in the year ended September 30, 2021. Investing activities for fiscal year 2022 were mainly driven by the purchase and sale of marketable securities.

Financing activities for continuing operations provided $5,022,537 for the year ended September 30, 2022, as compared to $4,445,932 provided in the year ended September 30, 2021. In fiscal 2022 our financing activities were mainly comprised of the proceeds from notes payable offset by payments on our debt.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs for the next twelve months. We currently do not have adequate cash to meet our short or long-term needs. The consolidated financial statements do not include any adjustments relating to this uncertainty.

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

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses described below.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2022, that our internal control over financial reporting were not effective and there are material weaknesses in our internal control over financial reporting. The material weaknesses relate to the Company lacking sufficient, qualified, accounting personnel. The shortage of qualified accounting personnel resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. These deficiencies are common in small companies, similar to us, with limited personnel.

In order to mitigate the material weaknesses, the Company has implemented measures that they believe have mitigated these weaknesses but has not had sufficient time to fully test these measures. These measures include; (i) updating our accounting software to ensure tighter control over entries and providing improved data for timely reconciliation of certain accounts, and (ii) engaged a third-party accounting firm to provide review of period-end reporting processes, accounting policies and public disclosures

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Commission rules that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2022, The Company engaged a third-party accounting firm to assist with entity level controls around the review of period-end reporting processes, accounting policies and public disclosures that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

As of the date of this Annual Report, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	36	Chairman of the Board of Directors,President,
276 Greenpoint Avenue, Suite 208		Chief Executive Officer, & Director
Brooklyn, NY 11222

Paul J. Wyckoff	53	Interim Chief Financial Officer
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Brian Kwon	36	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Manpreet Singh	39	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Metodi Filipov	59	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of the Company’s directors:

Saagar Govil is the Company’s Chairman since June 2014, and the Chief Executive Officer and President since December 2011. He has been working at Cemtrex since 2008, initially as a field engineer, subsequently moving into sales, and management roles as Vice President of Operations. Saagar was recently recognized as a Forbes’ 30 Under 30 in 2016, Business Insiders #17 on Top 100 of Silicon Alley in 2015, and Top 40 Under 40 by Stony Brook University in 2014. Saagar Govil has a B.E. in Materials Engineering from Stony Brook University and completed the PLD program at Harvard Business School.

Paul J. Wyckoff was appointed Cemtrex’s Interim Chief Financial Officer on January 28, 2021, where he is responsible for the Company’s financial planning, accounting, tax, and business process functions. Mr. Wyckoff has been with Cemtrex since March of 2014 when he joined as the Manager of Financial Reporting and since January of 2019 has served as the Company’s Corporate Controller. Prior to joining Cemtrex, Mr. Wyckoff was the Controller at Vaso Corporation (formerly Vasomedical, Inc.) a medical device distribution company based in Plainview, NY. Mr. Wyckoff has nearly 20 years of private accounting experience and holds a B.S. in Accounting from SUNY College at Old Westbury.

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

Meetings of the Board of Directors

During the fiscal year ended September 30, 2022 (“Fiscal 2022”), the Board of Directors held four meetings.

Involvement in Certain Legal Proceedings

During the past 10 years, other than as set forth below, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

See subsection titled “Settlement with the Securities and Exchange Commission” under Item 1. Business of this Annual Report on Form 10-K, which is incorporated herein by reference.

Committees of the Board

Our Board of Directors currently has one standing committee: The Audit Committee.

Compensation Committee

As a “Controlled Company” as such term is defined under NASDAQ Listing Rule 5615, the Company is not required to have a Compensation Committee.

Audit Committee

The Audit Committee, which has been established in accordance with requirements of Section 3(a)(58)(A) of the Exchange Act, is comprised of the following independent directors: Metodi Filipov (Chair), Brian Kwon, and Manpreet Singh. The Board of Directors has determined that each member of the Audit Committee: (i) is independent, (ii) meets the financial literacy requirements of the Nasdaq Rules, and (iii) meets the enhanced independence standards established by the SEC. In addition, the Board has determined that Mr. Filipov qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act by the SEC.

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

Director Compensation

The members of the Board receive quarterly compensation of $5,000 and stock options. Additionally, we reimburse our directors for expenses incurred in connection with attending board meetings.

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

Code of Ethics

We have adopted a code of ethics as of June 28, 2016, that applies to our principal executive officer, principal financial officer, as well as our employees. Our standards are in writing and are posted on our website. The following is a summation of the key points of the Code of Ethics we adopted:

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Paul J. Wyckoff, Interim CFO. As of December 23, 2022, Saagar Govil and Paul J. Wyckoff are currently earning compensation from the Company. Paul J. Wyckoff was named Interim CFO on January 28, 2022. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2021, and 2022 by our executive officers.

				OPTION
	YEAR	SALARY	BONUS	AWARDS		OTHER	TOTAL
PRINCIPAL AND POSITION		($)	($)	($)		($)	($)
Saagar Govil	2022	600,000	-	-		37,534	637,534
Chairman od the Board	2021	600,000	300,000	-		31,830	931,830
Chief Executive Officer, and President

Paul J. Wyckoff	2022	97,615	-	-		4,557	102,172
Interim Chief Financial Officer

Christopher C. Moore	2022	86,250	-	-		4,848	91,098
Former Chief Financial Officer	2021	137,250	-	185,803	(1)	7,528	330,581

Aron Govil	2021	9,423					9,423
FormerExecutive Director and
Chief Financial Officer

Priscilla Popov	2021	46,500	-	-		-	46,500
Former Chief Financial Officer

(1)	The Option Awards Column in the table above reflects the aggregate grant date fair value of the award granted in the year noted. Please see Options/SAR Grants in the Last Fiscal Year below for more information relating to this option grant.

NARRATIVE TO SUMMARY COMPENSATION TABLE

At this time, we do not have an employment agreement with Saagar Govil or Paul J. Wyckoff, though the Company may enter into such an agreement with them on terms and conditions usual and customary for the industry. All amounts paid to our officers in fiscal year end 2022 were approved by the Company’s board of directors. The Company does not currently have “key man” life insurance on Mr. Govil or Mr. Wyckoff.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

On April 28, 2022, the Company granted Brian Kwon, Manpreet Singh, Chris Wagner, and Metodi Filipov, all Directors of the Company, stock options for 102,565 shares each, 410,260 in the aggregate. These options have an exercise price of $0.39 per share, which vest over one year, and expire after five years.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2022:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	400,000	$1.90	02-25-2026
Saagar Govil	100,000	$1.92	02-25-2026
Saagar Govil	100,000	$2.30	02-25-2026
Saagar Govil	100,000	$2.76	02-25-2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 23, 2022, by:

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

As of December 23, 2022, 27,778,856 shares of Common Stock were issued and outstanding. In addition, there were 50,000 shares of Series C Preferred Stock outstanding which are entitled to vote 278,066,349 shares in the aggregate, all of which is held by Saagar Govil and 2,119,363 shares of Series 1 Preferred Stock outstanding which are entitled to vote 4,238,726 shares in the aggregate. Accordingly, a total of 310,083,931 shares may be voted at the Annual Meeting.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 23, 2022, are deemed outstanding. Such shares, however, are not deemed as of December 23, 2022, outstanding for the purpose of computing the percentage ownership of any other person.

Percentage of
	Name and Address				Issued Common	Percentage of
Title of Class	of Beneficial Owner	Title	Amount Owned		Stock (1)	voting stock (2)

Common Stock	Saagar Govil	Chairman of the Board,	703,555		3%	*
	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	8,750		--	*
(Series 1)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	50,000	(3)	--	89.7%
(Series C)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

	Paul J. Wyckoff	Interim Chief Financial	--		--	*
	276 Greenpoint Avenue, Suite 208	Officer
Brooklyn, NY 11222

	Brian Kwon	Director	--		--	*
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

	Manpreet Singh	Director	--		--	*
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

	Metodi Filipov	Director	--		--	*
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

All directors and executive officers
		as a group (3 persons)	762,305	(4)	3%	85.3%

*	Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 27,778,856 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 27,778,856 shares of our Common Stock outstanding, the 278,066,349 votes that the Series C Preferred Stock is entitled to vote, and the 4,238,726 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	Pursuant to the Certificate of Designation of the Series C Preferred Stock, each issued and outstanding share of Series C Preferred Stock are entitled to the number of votes per share equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

(4)	Consists of actual amount of Common Stock, Series C, and Series 1 Preferred Stock owned. As described above each share of Series C is entitled to 5,561.33 votes. Series 1 Preferred Stock is entitled to 2 votes per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Aside from the following, there have been no transactions since October 1, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K.

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and former CFO, for total consideration of $550,000. As of September 30, 2022, and September 30, 2021, there was $19,133 payable due to Ducon Technologies, Inc. and $1,487,155 in receivables due from Ducon Technologies, Inc., respectively. The Company has negotiated a payment agreement surrounding the sale of Griffin Filters, LLC and other liabilities due to Cemtrex, Inc. totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024. Receivables due as of September 30, 2022, of $708,512 represents the amount due from Ducon to Cemtrex Technologies Pvt. Ltd. the Company’s subsidiary based in India has been written off to bad debt and appears on the Company’s consolidated statements of operations and comprehensive income/(loss) under general and administrative expenses.

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

The Company recognized the gain with respect to the surrendered Securities during the second quarter of fiscal year 2021. The gain of $3,674,165 is reported as Settlement Agreement – Related Party on the Company’s Consolidated Statements of Operations and Comprehensive Income/(Loss).

As discussed above, Mr. Govil also executed a secured promissory note (the “Note”) in the amount of $1,533,280. The Note matures and is due in full in two years and bears interest at 9% per annum and is secured by all of Mr. Govil’s assets. Mr. Govil also agreed to sign an affidavit confessing judgment in the event of a default on the Note. While the Company believes the note is fully collectible, in accordance with ASC 450-30, Gain Contingencies, the Company determined the gain will not be recognized until the note is paid. Accordingly, the note and associated gain is not presented on the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income/(Loss).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2022 and 2021 by Grassi Co. Certified Public Accountants the Company’s independent auditor:

	2022	2021
Audit Fees	$270,000	$477,313
Audit-Related Fees	2,500	233,357
Tax Fees	-	-
Other Fees	14,777	-
Totals	$287,277	$710,670

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
2.3	Asset Purchase agreement between Periscope GmbH and ROB Centrex Assets UG, ROB Cemtrex Automotive GmbH, and ROB Cemtrex Logistics GmbH. (7)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
10.5	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
10.6	Securities Purchase Agreement dated February 22, 2022 (15)
10.7	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022. (15)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022. (21)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 2020
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K/A filed on November 24, 2017.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 10-Q filed on May 16, 2022.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.
21	Incorporated by reference from Form 8-K filed on October 4, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

December 28, 2022	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

December 28, 2022	By:	/s/ Paul J. Wyckoff .
Paul J. Wyckoff,
Interim CFO (Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 28, 2022	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President & Secretary (Principal Executive Officer)

December 28, 2022	By:	/s/ Paul J. Wyckoff .
Paul J. Wyckoff,
Interim CFO (Principal Financial and
Accounting Officer)

December 28, 2022	By:	/s/ Brian Kwon
Brian Kwon,
Director

December 28, 2022	By:	/s/ Manpreet Singh
Manpreet Singh,
Director

December 28, 2022	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

Cemtrex Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cemtrex, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cemtrex, Inc. and Subsidiaries (the Company) as of September 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has sustained net losses and has significant short-term debt obligations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Valuation of Goodwill

Description of the matter

At September 30, 2022, the Company had approximately $4.5 million of goodwill. As discussed in Note 1 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise. In accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

Valuation of Inventory

Description of the matter

As of September 30, 2022, the Company has approximately $9.5M of inventory. As discussed in note 1, inventory is valued at the lower of cost or market. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability. We determined valuation of inventory to be a critical audit matter based on the high degree of management judgment necessary is assessing allowances for obsolesce.

How we addressed the matter

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory valuation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures included, physical observation of inventory in the Company’s warehouse locations, examined the company’s analysis on a sample basis of parts of inventory in the context of the company’s valuation assertion, validating cost assertions by review source documentation of inventory purchases, reviewing slow-moving reports provided by management, reviewing subsequent sales data, retrospective review of prior year estimates, and analytical procedures including margin analyses.

Finally, we evaluated the Company’s disclosures related to the matters described above.

Grassi & Co, CPAs, P.C.

We have served as the Company’s auditor since 2021.

Jericho, New York

December 28, 2022,

Auditor PCAOB ID Number 606

Cemtrex Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2022	2021
Assets
Current assets
Cash and equivalents	$10,610,181	$15,426,976
Restricted cash	1,577,915	1,759,347
Short-term investments	13,721	14,981
Trade receivables, net	5,960,686	7,810,896
Trade receivables - related party	-	1,487,155
Inventory –net of allowance for inventory obsolescence	9,531,682	5,657,287
Prepaid expenses and other assets	2,575,105	2,585,652
Total current assets	30,269,290	34,742,294

Property and equipment, net	6,106,292	6,738,944
Right-of-use assets	2,641,198	2,940,127
Note receivable - related party	761,585	-
Goodwill	4,505,283	7,821,283
Other	1,473,980	697,240
Total Assets	$45,757,628	$52,939,888

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$3,256,559	$4,235,002
Accounts payable - related party	19,133	-
Short-term liabilities	16,894,743	9,977,972
Lease liabilities - short-term	818,730	830,791
Deposits from customers	198,178	536,220
Accrued expenses	2,281,324	1,621,053
Deferred revenue	1,951,282	2,004,170
Accrued income taxes	94,848	448,194
Total current liabilities	25,514,797	19,653,402

Long-term liabilities
Loans payable to bank	110,331	767,279
Long-term lease liabilities	1,822,468	2,017,408
Notes payable	-	2,350,000
Mortgage payable	2,160,169	2,257,785
Other long-term liabilities	807,898	839,171
Paycheck Protection Program Loans	97,120	1,032,200
Deferred Revenue - long-term	607,309	467,967
Total long-term liabilities	5,605,295	9,731,810

Total liabilities	31,120,092	29,385,212

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,079,122 shares issued and 2,015,022 shares outstanding as of September 30, 2022 and 1,885,151 shares issued and 1,821,051 shares outstanding as of September 30, 2021 (liquidation value of $10 per share)	2,079	1,885
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2022 and September 30, 2021	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,413,296 shares issued and outstanding at September 30, 2022 and 20,782,194 shares issued and outstanding at September 30, 2021	26,413	20,782
Additional paid-in capital	66,616,038	61,727,834
Retained earnings (accumulated deficit)	(54,929,020)	(41,908,062)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at September 30, 2022 and 2021	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	2,377,525	2,896,452
Total Cemtrex stockholders’ equity	13,944,794	22,590,650
Non-controlling interest	692,742	964,026
Total liabilities and shareholders’ equity	$45,757,628	$52,939,888

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended
	September 30, 2022	September 30, 2021

Revenues	$50,274,923	$43,130,934
Cost of revenues	31,219,405	26,162,582
Gross profit	19,055,518	16,968,352

Operating expenses
General and administrative	27,756,159	22,538,496
Research and development	4,851,720	3,171,676
Goodwill impairment	3,316,000	-
Total operating expenses	35,923,879	25,710,172
Operating loss	(16,868,361)	(8,741,820)

Other income/(expense)
Other income	7,265,293	8,758,212
Settlement Agreement - Related Party	-	3,674,165
Interest Expense	(3,897,719)	(2,921,345)
Total other income/(expense), net	3,367,574	9,511,032

Net (loss)/income before income taxes	(13,500,787)	769,212
Income tax benefit/(expense)	208,545	(375,434)
(Loss)/Income from Continuing operations	(13,292,242)	393,778

Loss from discontinued operations, net of tax	-	(8,280,047)

Net loss	(13,292,242)	(7,886,269)

Less loss in noncontrolling interest	(271,284)	(78,274)
Net loss attributable to Cemtrex, Inc. shareholders	$(13,020,958)	$(7,807,995)

Other comprehensive income/(loss)
Net loss	$(13,292,242)	$(7,886,269)
Foreign currency translation (loss)/income	(518,927)	996,100
Defined benefit plan actuarial gain	-	87,895
Comprehensive loss	(13,811,169)	(6,802,274)
Less comprehensive loss attributable to noncontrolling interest	(271,284)	(78,274)
Comprehensive loss attributable to Cemtrex, Inc. shareholders	$(13,539,885)	$(6,724,000)

Income/(loss) Per Share-Basic
Continuing Operations	$(0.52)	$0.02
Discontinued Operations	$-	$(0.44)
Income/(loss) Per Share-Diluted
Continuing Operations	$(0.52)	$0.02
Discontinued Operations	$-	$(0.44)

Weighted Average Number of Shares-Basic	24,832,056	18,911,746
Weighted Average Number of Shares-Diluted	24,832,056	18,911,746

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Treasury
									Stock,
	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par			Retained	64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income(loss)	Equity	interest
Balance at September 30, 2021	1,885,151	$1,885	50,000	$50	20,782,194	$20,782	$61,727,834	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026
Foreign currency translation gain/(loss)										(518,927)	(518,927)
Share-based compensation							155,505				155,505
Shares issued to pay notes payable					4,481,102	4,481	3,988,643				3,993,124
Shares issued with note payable					1,000,000	1,000	694,400				695,400
Dividends paid in Series 1 preferred shares	193,971	194					(194)				-
Income/(loss) attributable to noncontrolling interest											-	(271,284)
Shares issued to pay for services					150,000	150	49,850				50,000
Net loss								(13,020,958)			(13,020,958)
Balance at September 30, 2022	2,079,122	2,079	50,000	50	26,413,296	26,413	66,616,038	(54,929,020)	(148,291)	2,377,525	13,944,794	692,742

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

											Treasury
											Stock,
	Preferred Stock Series 1		Preferred Stock Series A		Preferred Stock Series C		Common Stock Par			Retained	64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Value $0.01		Additional	Earnings	Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Number of		Paid-in	(Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income(loss)	Equity	interest
Balance at September 30, 2020, as restated	2,156,784	$2,157	1,000,000	$1,000	100,000	$100	17,622,539	$17,623	$60,221,766	$(34,100,067)	$(148,291)	$1,812,457	$27,806,745	$1,042,300
Foreign currency translation gain/(loss)												996,100	996,100
Defined benefit plan actuarial gain/(loss)												87,895	87,895
Share-based compensation									156,419				156,419
Shares issued to pay notes payable							3,159,655	3,159	5,022,492				5,025,651
Dividends paid in Series 1 preferred shares	198,316	198							(198)				-
Income/(loss) attributable to noncontrolling interest													-	(78,274)
Shares and options surrendered in settelment agreement	(469,949)	(470)	(1,000,000.00)	(1,000)	(50,000)	(50)			(3,672,645)				(3,674,165)
Net loss										(7,807,995)			(7,807,995)
Balance at September 30, 2021	1,885,151	$1,885	-	$-	50,000	$50	20,782,194	$20,782	$61,727,834	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended
	September 30,
	2022	2021
Cash Flows from Operating Activities

Net loss	$(13,292,242)	$(7,886,269)
Net loss from discontinued operations	-	(8,280,047)
Net loss from continuing operations	(13,292,242)	393,778

Adjustments to reconcile net income/(loss) to net cash used by operating activities
Depreciation and amortization	1,862,690	1,335,189
Loss on disposal of property and equipment	78,707	48,981
Noncash lease expense	616,116	870,860
Goodwill Impairment	3,316,000	-
Change in allowance for doubtful accounts	73,696	(161,856)
Loss on write off of related party receivables	708,512	-
Share-based compensation	155,505	156,418
Income tax expense/ (benefit)	(208,545)	375,434
Interest expense paid in equity shares	926,646	1,291,596
Accounts payable paid in equity shares	50,000	-
Accrued interest on notes payable	1,043,346	398,321
Amortization of original issue discounts on notes payable	1,544,622	675,000
Gain on marketable securities	(8,399,152)	(2,612,847)
Discharge of Paycheck Protection Program Loans	(971,500)	(5,320,485)
Settlement Agreement - Related Party	-	(3,674,165)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	1,776,514	(962,243)
Trade receivables - related party	-	(59,960)
Inventory	(3,874,395)	(670,838)
Prepaid expenses and other current assets	48,308	(1,411,653)
Other assets	(276,740)	110,534
Other liabilities	(31,273)	70,576
Accounts payable	(978,443)	(512,138)
Accounts payable - related party	36,191	-
Operating lease liabilities	(524,188)	(962,790)
Deposits from customers	(338,042)	33,310
Accrued expenses	660,271	47,389
Deferred revenue	86,454	506,982
Income taxes payable	(182,562)	(16,558)
Net cash used by operating activities	(16,093,504)	(10,051,165)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,844,620)	(1,069,283)
Proceeds from sale of property and equipment	554,335	-
Investment in MasterpieceVR	(500,000)	(500,000)
Investment in Virtual Driver Interactive	-	(1,075,428)
Proceeds from sale of marketable securities	28,302,309	11,477,321
Purchase of marketable securities	(19,901,897)	(7,991,709)
Net cash provided by investing activities	6,610,127	840,901

Cash Flows from Financing Activities
Proceeds from notes payable	8,000,000	5,005,000
Payments on notes payable	(1,751,763)	(2,220,257)
Payments on capital lease liabilities	-	(20,061)
Payments on bank loans	(1,225,700)	(1,261,035)
Proceeds from Paycheck Protection Program Loans	-	2,942,285
Net cash provided by financing activities	5,022,537	4,445,932

Effect of currency translation	(537,387)	880,834
Net decrease in cash, cash equivalents, and restricted cash	(4,460,840)	(4,764,332)
Cash, cash equivalents, and restricted cash at beginning of period	17,186,323	21,069,821
Cash, cash equivalents, and restricted cash at end of period	$12,188,096	$17,186,323

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$10,610,181	$15,426,976
Restricted cash	1,577,915	1,759,347
Total cash, cash equivalents, and restricted cash	$12,188,096	$17,186,323

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$383,105	$556,428

Cash paid during the period for income taxes	$353,346	$(358,876)

Supplemental Schedule of Non-Cash Investing and Financing Activities
Investment in Virtual Driver Interactive	$-	$439,774
Shares issued to pay for services	$50,000	$-
Shares issued to pay notes payable	$3,993,124	$5,025,652
Shares issued in connection with note payable	$700,400	$-
Investment in right of use asset	$317,187	$-

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

Potential Impacts of COVID-19 on our Business

The COVID-19 pandemic impacted our business operations and the results of our operations during fiscal years 2020 and 2021, primarily with delays in orders by many customers and new product development, including newer versions of surveillance software since our technical facility in Pune, India had been under lock down on multiple occasions. Bookings and revenue have recovered in this calendar year compared to last year. However, due to ongoing delays in certain supply chain areas, the expected launch times of our new products and new versions has resulted in delays of several months. These supply chain issues have also affected the Company’s ability to obtain inventory for our current bookings, and the Company has implemented a buildup of inventory levels to remain competitive and keep backlog orders at a minimum. Additionally, increased costs and the need to increase wages to retain talent may cause our gross margin percentages to shrink and our operational costs to rise. In response to these increased costs, the Company has implemented an ongoing review of our pricing to cover these additional costs while remaining competitive.

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

Going Concern Considerations

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Pursuant to the requirements of the ASC 205, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company has incurred substantial losses of $13,020,958 and $7,807,995 for fiscal years 2022 and 2021, respectively, and has debt obligations over the next fiscal year of $18,200,521 and working capital of $4,687,881, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Additionally, the Company has recently sold unprofitable brands, reducing the cash required to maintain those brands, reevaluated our pricing model on our Vicon brand to improve margins on those products, and is working to effect a reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to raise capital through equity offerings and reduce the number of shares the Company may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans are sufficient to meet the capital demands of our current operations for at least the next twelve months, the is no guarantee that we will succeed.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. We currently do not have adequate cash to meet our short or long-term needs. The consolidated financial statements do not include any adjustments relating to this uncertainty.

Settlement with the Securities and Exchange Commission

On September 30, 2022, acting pursuant to an offer of settlement submitted by the Company, the U.S. Securities and Exchange Commission (“SEC”) issued an order pursuant to Section 8A of the Securities Act, directing the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder (the “SEC Order”).

The SEC Order also directed Mr. Saagar Govil to cease and desist from committing or causing any violations and any future violations of Section 17(a)(3) of the Securities Act.

The SEC found that, as a result of its conduct, which was neither admitted nor denied, the Company violated Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, which prohibit fraudulent conduct in the offer or sale of securities and in connection with the purchase or sale of securities.

The SEC also found that, as a result of his conduct, which was neither admitted nor denied, Mr. Govil violated Section 17(a)(3) of the Securities Act, which makes it illegal to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.

In addition to the above cease and desists, the Company undertook to not publicly announce that it has partnered with another company or that another company has become a customer of the Company without providing prior written notice, including a copy of the announcement text, to the businessperson at the other company responsible for that company’s relationship with the Company.

Also, the Company received a civil monetary penalty of two million two hundred thousand dollars ($2,200,000) in the aggregate that must be paid to the SEC. Mr. Govil also received a civil monetary penalty of three hundred and fifty thousand dollars ($350,000) in the aggregate that must be paid to the SEC. The company and Mr. Govil have remitted the payments as of September 30, 2022. The SEC Order can be accessed at www.sec.gov.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for doubtful trade receivables, net realizable value of inventory, warranty obligations, income tax accruals, deferred tax valuation and assessments of the recoverability of the Company’s long-lived assets. Actual results could differ from those estimates.

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

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company determines when receivables are past due or delinquent based on how recently payments have been received.

The Company reserved for $252,688 and $178,992 within its allowance for doubtful accounts at September 30, 2022, and 2021, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2022, or 2021.

Inventory and Cost of Goods Sold

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, and (iii) competitive pricing pressures.

The Company classifies inventory markdowns in the income statement as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was $1,088,377 and $1,921,001 in inventory obsolescence reserve at September 30, 2022, and 2021, respectively. The decrease in inventory obsolescence is due to the sale and/or disposal of out-of-date products.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the respective assets, shown in the table below;

Estimated Useful Life
(Years)
Building	30
Furniture and office equipment	3-5
Computer software	7
Machinery and equipment	7

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Goodwill

Goodwill is tested for impairment annually as of September 30. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will test goodwill for impairment. Factors that would necessitate an interim goodwill impairment assessment include prolonged negative industry or economic trends, or significant under-performance relative to expected, historical or projected future operating results. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company’s fair value measurement approach combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparable, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions. As permitted, if the reporting unit fails the impairment test, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) removing step two from the goodwill impairment test. If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit’s fair value and carrying value. The Company adopted this standard effective October 1, 2020.

For the year ended September 30, 2022, an impairment of the Company’s goodwill of $3,316,000 was recorded and for the year ended September 30,2021, there was no impairment of the Company’s goodwill.

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

Commitment and Contingencies

The Company follows topic Accounting Standards Codification (“ASC”) Topic 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is reversed against the receivable recognized when those goods or services are delivered. The amounts were $2,558,591, and $2,472,137, for the years ended September 30, 2022, 2021 respectively, recorded at Deferred revenue. Additionally, the company recorded Deposits from customers of $198,178, and $536,220, for the years ended September 30, 2022, and 2021 respectively.

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

Uncertain Tax Positions

For the years ended September 30, 2022, and 2021, the Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits. The Company will record any interest and/or penalties arising from uncertain tax provisions when they are likely to occur and reasonably estimable.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. The Company will accrue interest and penalties on income taxes when there is a likelihood that they will occur and can be reasonably estimated.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of September 30, 2022, and 2021, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the twelve months ended
	September 30,
	2022	2021

Warrants to purchase shares	-	433,965
Options	1,210,260	950,000

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2022, and September 30, 2021, comprehensive loss includes a loss of $518,927 and a gain of $996,100, respectively, which were entirely from foreign currency translation.

As of and for the year ended September 30, 2022, and 2021 the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the year ended	Exchange rate at	For the year ended
Currency	September 30, 2021	September 30, 2021	September 30, 2022	September 30, 2022
Indian Rupee	0.013	0.014	0.012	0.013
Great Britain Pound	1.346	1.358	1.113	1.281

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This had no effect on the Company’s statement of operations or retained earnings.

Cash Flows Reporting

The Company uses the indirect or reconciliation method (“Indirect method”) as to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). ASU No. 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact of this ASU on our financial statements.

On June 30, 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which (1) clarifies the guidance in ASC 8202 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. On the basis of interpretations of existing guidance and the current illustrative example in ASC 820-10-55-52 of a restriction on the sale of an equity instrument, some entities use a discount for contractual sale restrictions when measuring fair value, while others view the application of such a discount to be inconsistent with the principles of ASC 820. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of this ASU on our financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – SEGMENT AND GEOGRAPHIC INFORMATION

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

The following tables summarize the Company’s segment information:

	For the years ended
	September 30,
	2022	2021
Revenues from external customers
Advanced Technologies	$29,068,907	$24,154,488
Industrial Services	21,206,016	18,976,446
Total revenues	$50,274,923	$43,130,934

Gross profit
Advanced Technologies	$12,713,294	$10,591,956
Industrial Services	6,342,224	6,376,396
Total gross profit	$19,055,518	$16,968,352

Operating income/(loss)
Advanced Technologies	$(13,535,275)	$(9,793,851)
Industrial Services	(3,333,086)	1,052,031
Total operating loss	$(16,868,361)	$(8,741,820)

Other income/(expense)
Advanced Technologies	$3,548,734	$4,891,984
Industrial Services	(181,160)	4,619,048
Total other expense	$3,367,574	$9,511,032

Depreciation and Amortization
Advanced Technologies	$1,158,444	$515,465
Industrial Services	704,246	819,724
Total depreciation and amortization	$1,862,690	$1,335,189

	September 30,	September 30,
	2022	2021
Identifiable Assets
Advanced Technologies	$29,098,644	$33,850,496
Industrial Services	16,658,984	19,089,392
Total Assets	$45,757,628	$52,939,888

The Company generates revenue from product sales and services from its subsidiaries located in the United States, The United Kingdom, and India. Revenue and long-lived asset information for the Company is as follows:

	For the year ended
	September 30,	September 30,
Revenues	2022	2021
United States	$48,190,274	$39,081,703
United Kingdom	2,049,239	3,989,223
India	35,410	60,008
	$50,274,923	$43,130,934

	September 30,	September 30,
Long-lived Assets	2022	2021
United States	$12,663,822	$16,790,785
United Kingdom	346,948	397,968
India	242,003	311,601
	$13,252,773	$17,500,354

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include cash equivalents, banker’s acceptances, trading securities investments and investment funds. The Company measures trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.

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

The Company’s fair value assets for the years ended September 30, 2022, and 2021, are as follows;

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Investment in marketable securities
(included in short-term investments)	$13,721	$-	$-	$13,721

	$13,721	$-	$-	$13,721

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September, 30
	(Level 1)	(Level 2)	(Level 3)	2021
Assets
Investment in marketable securities
(included in short-term investments)	$14,981	$-	$-	$14,981

	$14,981	$-	$-	$14,981

NOTE 5 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,577,915 and $1,601,932 as of September 30, 2022 and 2021, respectively. Additionally, the Company had a standby letter of credit for deposit on a building lease and payable against a money market account. The amount of the standby letter of credit was $517,415 as of September 30, 2021.

NOTE 6 – TRADE RECEIVABLES, NET

Trade receivables, net consists of the following:

	September 30,	September 30,
	2022	2021
Trade receivables	$6,213,374	$7,989,888
Allowance for doubtful accounts	(252,688)	(178,992)
	$5,960,686	$7,810,896

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts includes estimated losses resulting from the inability of our customers to make required payments.

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

On September 30, 2022, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $414,997, costs and estimated earnings in excess of billings on uncompleted contracts of $781,819, accrued income taxes refunds on foreign operations of $37,761, and prepaid expenses and other current assets of $1,340,528. On September 30, 2021, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $298,707, costs and estimated earnings in excess of billings on uncompleted contracts of $1,148,243, and other current assets of $1,138,702.

NOTE 8 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2022	2021
Raw materials	$2,389,232	$1,957,410
Work in progress	145,810	429,871
Finished goods	8,085,017	5,191,007
	10,620,059	7,578,288

Less: Allowance for inventory obsolescence	(1,088,377)	(1,921,001)
Inventory –net of allowance for inventory obsolescence	$9,531,682	$5,657,287

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2022	2021
Land	$790,373	$790,373
Building and leasehold improvements	2,906,953	2,892,900
Furniture and office equipment	546,548	501,885
Computers and software	1,313,816	1,105,681
Machinery and equipment	11,708,928	12,984,959
	17,266,618	18,275,798

Less: Accumulated depreciation	(11,160,326)	(11,536,854)
Property and equipment, net	$6,106,292	$6,738,944

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment substantially exceeded their carrying values at September 30, 2022. Depreciation and amortization of property and equipment totaled approximately $1,862,690 and $1,335,189 for fiscal years ended September 30, 2022, and 2021, respectively recorded as general and administrative expenses on the Company’s consolidated statement of operations and comprehensive income/(loss).

NOTE 10 - OTHER ASSETS

As of September 30, 2022, the Company had other assets of $1,473,980 which was comprised of rent security deposits of $204,388, Investment in Masterpiece VR valued at $1,000,000 (see below), and other assets of $269,592. As of September 30, 2021, the Company had other assets of rent security deposits of $84,362, Investment in Masterpiece VR valued at $500,000 (see below), and other assets of $112,878.

On November 13, 2020, Cemtrex made a $500,000 investment and on January 19, 2022, made an additional $500,000 investment via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined.  MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost.  No impairment has been recorded for the year ended September 30, 2022.

NOTE 11 – LEASES

The Company enters into operating leases for its facilities in New York, United Kingdom, and India, as well as for vehicles for use in our Industrial Services segment. The operating lease terms range from 2 to 7 years. The Company excluded the renewal option on its applicable facility leases from the calculation of its right-of-use assets and lease liabilities.

Finance and operating lease liabilities consist of the following:

	September 30,	September 30,
	2022	2021
Lease liabilities - current
Finance leases	$-	$-
Operating leases	818,730	830,791
	818,730	830,791

Lease liabilities - net of current portion
Finance leases	$-	$-
Operating leases	1,822,468	2,017,408
	$1,822,468	$2,017,408

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the Consolidated Balance Sheet at September 30, 2022, is set forth below:

Years ending September 30,	Operating Leases	Total
2023	853,544	853,544
2024	672,828	672,828
2025	650,494	650,494
2026	520,048	520,048
2027 & Thereafter	187,961	187,961
Undiscounted lease payments	2,884,875	2,884,875
Amount representing interest	(243,677)	(243,677)
Discounted lease payments	$2,641,198	$2,641,198

Additional disclosures of lease data are set forth below:

	For the years ended
	September 30,
	2022	2021
Lease costs:
Finance lease costs:
Depreciation of finance lease assets	$-	$17,184
Interest on lease liabilities	-	88

Operating lease costs:
Operating lease expense	$686,124	$980,062

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$978,443	$962,790
Finance leases	-	20,061
	$978,443	$982,851

Weighted-average remaining lease term - finance leases (months)	0	0
Weighted-average remaining lease term - operating leases (months)	33	55

Weighted-average discount rate - finance leases	N/A	3.63%
Weighted-average discount rate - operating leases	5.66%	6.85%

The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

NOTE 12 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

The Company currently has a line of credit with Fulton Bank for $3,500,000. The line carried interest of LIBOR plus 2.00% per annum (2.075% as of September 30, 2021). On June 10, 2022, the Company and Fulton Bank agreed to an amendment of the line of credit to carry interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.37% per annum (5.35% as of September 30, 2022). At September 30, 2022 and September 30, 2021, there was no outstanding balance on this line of credit. The terms of this line of credit are subject to the bank’s review annually on February 1.

Loans payable to bank

On December 15, 2015, the Company acquired a loan from Fulton Bank in the amount of $5,250,000 in order to fund the purchase of Advanced Industrial Services, Inc. $5,000,000 of the proceeds went to the direct purchase of AIS. This loan carried interest of LIBOR plus 2.25% per annum (2.325% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the loan to carry interest at SOFR plus 2.37% per annum (5.35% as of September 30, 2022). This loan is payable on December 15, 2022. This loan carries loan covenants which the Company was in compliance with as of September 30, 2022. The outstanding balance on this loan was $247,284 and $1,218,680, on September 30, 2022, and September 30, 2021, respectively. This loan is secured by certain assets of the Company.

On May 1, 2018, the Company acquired a loan from Fulton Bank in the amount of $400,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carried interest of LIBOR plus 2.00% per annum (2.075% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the loan to carry interest at SOFR plus 2.37% per annum (5.35% as of September 30, 2022). This loan is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of September 30, 2022. The outstanding balance on this loan was $63,281 and $149,914, on September 30, 2022, and September 30, 2021, respectively. This loan is secured by certain assets of the Company

On January 28, 2020, the Company acquired a loan from Fulton Bank in the amount of $360,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carried interest of LIBOR plus 2.25% per annum (2.325% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the loan to carry interest at SOFR plus 2.37% per annum (5.35% as of September 30, 2022). This loan is payable on May 1, 2023. This loan carries loan covenants which the Company was in compliance with as of September 30, 2022. The outstanding balance on this loan was $183,839 and $258,060, on September 30, 2022, and September 30, 2021, respectively. This loan is secured by certain assets of the Company.

Notes payable

On September 30, 2020, the Company issued a note payable to an independent private lender in the amount of $4,605,000. This note carried interest of 8% and matured on March 30, 2022. After deduction of an original issue discount of $600,000 and legal fees of $5,000, the Company received $4,000,000 in cash. As of September 30, 2022, and September 30, 2021, this note had a balance of $0 and $2,256,448, respectively. As of September 30, 2022, and September 31, 2021, this note had unamortized original issue discount balance of $0 and $200,000, respectively

On October 26, 2020, the Company issued a Note payable in the amount of $439,774 for the purchase of VDI. This note carried interest of 5% and was payable in two installments on October 26, 2021, and October 26, 2022. As of September 30, 2022, and September 30, 2021, this note had a balance of $219,370 and $460,377, respectively. As of the date of this report, all principal and accrued interest on this note have been paid.

On September 30, 2021, the Company issued a note payable to an independent private lender in the amount of $5,755,000. This note carries interest of 8% and matures on March 30, 2023. After deduction of an original issue discount of $750,000 and legal fees of $5,000, the Company received $5,000,000 in cash. As of September 30, 2022, and September 30, 2021, this note had a balance of $4,943,929 and $5,005,000, respectively. As of September 30, 2022, and September 31, 2021, this note had unamortized original issue discount balance of $250,000 and $750,000, respectively.

On February 22, 2022, the Company issued a note payable to an independent private lender in the amount of $9,205,000. This note carries interest of 8% and matures on August 22, 2023. After deduction of an original issue discount of $1,200,000 and legal fees of $5,000, the Company received $8,000,000 in cash. Additionally, the Company issued 1,000,000 shares of its common stock to the lender. The fair market value of the stock of $700,400 was recognized as an additional original issue discount and will be amortized over the life of the loan. As of September 30, 2022, this note had a balance of $9,738,632. As of September 30, 2022, this note had unamortized original issue discount balance of $1,064,778.

On March 30, 2022, Vicon, a subsidiary of the Company, amended the $5,600,000 Term Loan Agreement with NIL Funding Corporation (“NIL”). Upon closing, $500,000 of outstanding borrowings were repaid to NIL. The Agreement requires monthly payments of accrued interest that began on October 1, 2018. This note carries interest of 8.85% and matures on March 30, 2023. This note carries loan covenants which the Company is in compliance with as of September 30, 2022. As of September 30, 2022, and September 30, 2021, this note had a balance of $2,804,743 and $3,604,743, respectively.

Mortgage Payable

On January 28, 2020, the Company’s subsidiary, Advanced Industrial Services, Inc., completed the purchase of two buildings for a total purchase price of $3,381,433. The Company paid $905,433 in cash and acquired a mortgage from Fulton Bank in the amount of $2,476,000. This mortgage carried interest of LIBOR plus 2.50% per annum (2.575% as of September 30, 2021). On June 10, 2022, The Company and Fulton Bank agreed to an amendment of the mortgage to carry interest at SOFR plus 2.62% per annum (5.6% as of September 30, 2022). This mortgage is payable on January 28, 2040. This loan carries loan covenants similar to covenants on the Company’s other loans from Fulton Bank. As of September 30, 2022, the Company was in compliance with these covenants. As of September 30, 2022, and September 30, 2021, this mortgage had a balance of $2,245,664 and $2,339,114, respectively.

Paycheck Protection Program Loans

In April and May of 2020, and January and April of 2021, the Company and its subsidiaries applied for and were granted $6,413,385 in Paycheck Protection Program loans under the CARES Act. These loans bear interest of 2% and mature in two years. The Company has applied for and received loan forgiveness under the provisions of the CARES Act for $6,291,985, recorded as other income on the Company’s consolidated statement of operations and comprehensive income/(loss). The remaining loan of $121,400 has been modified with a maturity date of May 5, 2025 and payments starting in June of 2022 and is recorded under Paycheck Protection Program Loans on our Consolidated Balance Sheet as of September 30, 2022, net of the short-term portion of $24,280. The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.

Estimated maturities of our long-term debt over the next 5 years are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total

Fulton Bank - $5,250,000	247,284	-	-	-	-	-	$247,284
Fulton Bank - $400,000	63,281	-	-	-	-	-	$63,281
Fulton Bank - $360,000	73,508	72,243	38,088	-	-	-	$183,839
Fulton Bank - Mortgage payable	85,495	89,482	93,993	98,730	103,706	1,774,258	$2,245,664
NIL Funding	2,804,743	-	-	-	-	-	$2,804,743
PPP Loans	24,280	24,280	24,280	24,280	24,280	-	$121,400
Notes Payable	14,901,930	-	-	-	-	-	$14,901,930
TOTAL	$18,200,521	$186,005	$156,361	$123,010	$127,986	$1,774,258	$20,568,141

NOTE 13 – RELATED PARTY TRANSACTIONS

On July 31, 2022 the Company negotiated a payment agreement surrounding the sale of Griffin Filters, LLC and other liabilities due to Cemtrex, Inc. from Aron Govil, the Company’s Founder and former Director totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024. See Item 13 of Part III of this report for more information regarding transactions related to Aron Govil.

NOTE 14 – SHAREHOLDERS’ EQUITY

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2022, and September 30, 2021, there were 2,129,122 and 1,935,151 shares issued and 2,065,022 and 1,871,051 shares outstanding, respectively.

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

The Series A Preferred Stock has no redemption rights.

During the twelve-month period ended September 30, 2021, the Company retired 1,000,000 shares of Series A Preferred Stock surrendered by Aron Govil as part of the settlement agreement. See Item 13 of Part III of this report for more details.

As of September 30, 2022, and September 30, 2021, there were no shares of Series A Preferred Stock issued and outstanding.

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

The Series C Preferred Stock has no liquidation value or preference.

The Series C Preferred Stock has no redemption rights.

For the year ended September 30, 2020, 100,000 shares of Series C Preferred Stock were issued to Aron Govil, Executive former Director and CFO of the Company as part of his employment agreement. In order to determine the fair market value of these shares (estimated to be $0.95 per share), the Company used the closing price of its Series 1 preferred stock of $0.95 on October 3, 2019. On July 10, 2020, Aron Govil transferred 50,000 shares of the Series C Preferred Stock to Saagar Govil.

During the year ended September 30, 2021, the Company retired 50,000 shares of Series C Preferred Stock surrendered by Aron Govil as part of the settlement agreement. See Item 13 of Part III of this report for more details.

As of September 30, 2022, and September 30, 2021, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Series 1 Preferred Stock

Dividends

Holders of the Series 1 Preferred will be entitled to receive cumulative cash dividends at the rate of 10% of the purchase price per year, payable semiannually on the last day of March and September in each year. Dividends may also be paid, at our option, in additional shares of Series 1 Preferred, valued at their liquidation preference. The Series 1 Preferred rank senior to the common stock with respect to dividends. Dividends will be entitled to be paid prior to any dividend to the holders of our common stock.

Liquidation Preference

The Series 1 Preferred has a liquidation preference of $10 per share, equal to its purchase price. In the event of any liquidation, dissolution or winding up of our company, any amounts remaining available for distribution to stockholders after payment of all liabilities of our company will be distributed first to the holders of Series 1 Preferred, and then pari passu to the holders of the Series A preferred stock and our common stock. The holders of Series 1 Preferred have preference over the holders of our common stock on any liquidation, dissolution or winding up of our company. The holders of Series 1 Preferred also have preference over the holders of our Series A preferred stock.

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

Redemption

Shares of Series 1 Preferred may be redeemed, in whole or in part, at the option of the Corporation, by the Corporation by giving notice of such redemption at any time. Notice of redemption may be given either by mailing notice to the holders of record or by public announcement, by press release or otherwise. If notice is given by public announcement, by press release or otherwise, such notice shall be effective as of the date of such announcement, regardless of whether notice is also mailed or otherwise given to holders of record. The redemption price for any shares of Series 1 Preferred to be redeemed (the “Redemption Price”) shall be payable in cash, out of funds legally available therefor, and shall be equal to the Preference Amount, plus any accrued but unpaid dividends. If fewer than all of the outstanding shares of Series 1 Preferred are to be redeemed at any time, the Corporation may choose to redeem shares proportionally from all holders, or may choose the shares to be redeemed by lot or by any other equitable method.

On March 30, 2020, the Company amended the Certificate of Designation (the “Amended Certificate of Designation”) for our Series 1 Preferred Stock (the “Series 1 Stock”). The Amended Certificate of Designation increased the number of authorized preferred shares under the designation for our Series 1 Preferred Stock from 3,000,000 shares to 4,000,000 shares.

During the year ended September 30, 2022 and 2021, 193,971 and 198,316 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. respectively.

During the year ended September 30, 2021, the Company retired 469,949 shares of Series 1 Preferred Stock surrendered by Aron Govil as part of the settlement agreement. See Item 13 of Part III of this report for more details.

As of September 30, 2022, and September 30, 2021, there were 2,079,122 and 1,885,151 shares of Series 1 Preferred Stock issued and 2,015,022 and 1,821,051 shares outstanding, respectively. The Company currently holds 64,100 shares of Series 1 Stock in Treasury stock.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of September 30, 2022, there were 26,413,296 shares issued and outstanding and at September 30, 2021, there were 20,782,194 shares issued and outstanding.

During the fiscal year ended September 30, 2022, we issued 5,481,102 shares of common stock to satisfy $4,688,524 of notes payable and accumulated interest.

During the fiscal year ended September 30, 2021, we issued 3,159,655 shares of common stock to satisfy $5,025,651 of notes payable and accumulated interest.

During fiscal year 2022, the Company issued 150,000 shares in exchange for $50,000 worth of services.

Series 1 Warrants

On January 31, 2022, warrants to purchase 433,965 shares of our common stock (issuable upon the exercise of our publicly traded Series 1 warrants), at an exercise price of $50.48 per share expired.

During the years ended September 30, 2022, and 2021, no outstanding Series 1 Warrants were exercised.

NOTE 15 – SHARE-BASED COMPENSATION

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

On January 6, 2021, the Company granted Christopher C. Moore, the Company’s CFO, a stock option for 150,000 shares. These options have an exercise price of $1.58 per share, which vest over five years, and they expire after five years. These options were cancelled upon Mr. Moore’s departure from the Company.

On April 28, 2022, the Company granted Brian Kwon, Manpreet Singh, Chris Wagner, and Metodi Filipov, all Directors of the Company, stock options for 102,565 shares each, 410,260 in the aggregate. These options have an exercise price of $0.39 per share, which vest over one year, and expire after five years.

The following weighted-average assumptions were used to estimate the fair value of the common stock option liability for the options granted to Brian Kwon, Manpreet Singh, Chris Wagner, and Metodi Filipov;

April 28, 2022
Expected term	5 Years
Risk-free interest rate	2.92%
Expected volatility	110.56%
Expected dividend yield	0%

During the years ended September 30, 2022, and 2021 the Company recognized $155,505 and $156,419 of share-based compensation expense on its outstanding options, respectively.

As of September 30, 2022, there was $221,380 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.25 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	950,000	$1.74	2.5	$-
Options granted	410,260	$0.39	0.57	$-
Options exercised
Options forfeited
Options cancelled	(150,000)	$1.34	4.00	$-
Outstanding at September 30, 2022	1,210,260	$1.34	3.25	$-
Vested and exercisable at September 30, 2022	650,000	$1.80	3.25	$-

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company has its corporate headquarters in New York City with a 12-month lease of 2,500 square feet of office space at a rate of $10,000 per month expiring on February 28, 2023.

The Company’s IS segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $5,099 expiring on August 31, 2025.

The Company’s AT segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $5,810 (INR456,972) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii) approximately 4,570 square feet of office space in El Dorado Hills, California in a 63 month lease assumed by the company upon the acquisition of VDI at a monthly rent of $7,077 expiring on November 30, 2022, and (iv) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $9,821 (£7,669) which expires on March 24, 2031 and contains provisions to terminate in 2026.

NOTE 17 – INCOME TAXES

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

At September 30, 2022, the Company had approximately $70,061,515 of federal and $34,312,917 of state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2036 for federal purposes and in 2036 for state purposes. The company is currently reviewing net operating losses for Section 382 limitation purposes and will make any required adjustments to the net operating losses at the completion of the study.

The following is a geographical breakdown of loss before the provision for income taxes:

	Year ended September 30,
	2022	2021

Domestic	$(12,103,393)	$30,957
Foreign	(1,397,394)	738,255
Loss before provision for income taxes	$(13,500,787)	$769,212

The provision for income taxes consisted of the following:

	September 30, 2022	September 30, 2021

Current (benefit)/provision
Federal	$-	$-
State	(208,545)	375,434
Foreign	-	-
Total current (benefit)/provision	(208,545)	375,434

Deferred provision
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision	$-	$-

Total (benefit)/provision for income taxes	$(208,545)	$375,434

Effective Income tax rate	1.54%	48.81%

The following is a reconciliation of the effective income tax rate to the federal and state statutory rates:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2022	September 30, 2021

U.S. statutory rate	21.00%	21.00%
State taxes, net of federal	1.22%	6.50%
Foreign tax rate differential	-1.04%	0.00%
Change in valuation allowance	-13.73%	0.00%
Return to provision	1.33%	0.00%
Goodwill impairment	-5.16%	0.00%
SEC settlement payment	-3.42%	0.00%
PPP loan forgiveness	1.51%	0.00%
Permanent differences	-0.17%	21.31%
Effective rate	1.54%	48.81%

The components of our deferred tax assets and liabilities are summarized as follows:

	September 30, 2022	September 30, 2021

Deferred Tax Assets:
Net operating loss carryforwards	$18,563,887	$8,702,738
Inventory	1,330,547	1,405,057
Allowance for bad debt	8,304	35,345
Warrants (interest expense)	2,975,593	1,155,642
Accruals	289,426	280,447
Warranty Reserve	27,764	28,002
Other	5,847	4,358
Total gross deferred taxes	23,201,368	11,611,589
Valuation allowance	(20,895,094)	(9,491,650)
Net deferred tax assets	2,306,274	2,119,939

Deferred Tax Liabilities:
Inventory and other Reserves	(490,967)	(638,230)
Prepaid expenses	(124,399)	(87,934)
Goodwill amortization	(525,898)	(557,074)
Depreciation	(1,165,010)	(836,701)
Other	-	-
Total deferred tax liabilities	(2,306,274)	(2,119,939)

Total deferred tax assets (liabilities)	$-	$-

NOTE 18– SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. Centrex concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

Preferred shares issued for dividend

On October 7, 2022, the Company issued 104,341 shares of its Series 1 Preferred Stock to for dividends. The dividend was paid to shareholders of record as of September 30, 2022.

Sale of subsidiaries to related party

On November 22, 2022, the “Company entered into two Asset Purchase Agreements and one Simple Agreement for Future Equity (“SAFE”) with the Company’s CEO, Saagar Govil, to secure the sale of the subsidiaries Cemtrex Advanced Technologies, Inc, and Cemtrex XR, Inc., which include the brands SmartDesk, Cemtrex XR, Virtual Driver Interactive, Bravo Strong, and good tech (formerly Cemtrex Labs), to Mr. Govil, which are consolidated into the Company’s Consolidated Balance Sheet in this report.

On November 22, 2022, the Company completed the above disposition for the following consideration.

●	Cemtrex XR, Inc.

○	$895,000 comprised of:

■	$75,000 in cash payable at Closing; and
■	5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next three years; and should the total sum of royalties due be less than $820,000 at the end of the three-year period, Purchaser shall be obligated to pay the difference between $820,000 and the royalties paid.

●	Cemtrex Advanced Technologies, Inc.

○	$10,000 in cash payable at Closing
○	5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next 5 years; and
○	$1,600,000 in SAFE (common equity) at any subsequent fundraising or exit above $5M with a $10M cap.

The Company’s Board of Directors, excluding Saagar Govil who abstained from all voting on these agreements, approved these actions and agreements.

Common shares issued subsequent to financial statements date

On December 16, 2022, 1,365,560 shares of common stock were issued to satisfy $200,000 of notes payable and accumulated interest.

Reverse stock split

On December 13, 2022, the Company’s Board of Directors approved, and stockholders holding at least a majority of the issued and outstanding shares of our classes of voting stock have approved, by written consent in lieu of a special meeting: an amendment to our Certificate of Incorporation to authorize a reverse split of the Company’s outstanding shares of common stock, par value $0.001 per share, with a split ratio of between 1 for 10 and 1 for 100, which will be determined by the Board of Directors at any time or times for a period of 12 months after the date of the written consent.

