Form 10-Q
period 2022-12-31
CEMTREX INC
filed 2023-02-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 10, 2023, the issuer had 824,568 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2022	2022
Assets
Current assets
Cash and equivalents	$5,768,610	$9,895,761
Restricted cash	1,601,723	1,577,915
Short-term investments	13,721	13,721
Trade receivables, net	6,936,077	5,399,216
Trade receivables - related party	383,710	-
Inventory –net of allowance for inventory obsolescence	8,604,759	8,487,817
Prepaid expenses and other assets	3,092,618	2,421,644
Assets of discontinued operations	-	3,971,693
Total current assets	26,401,218	31,767,767

Property and equipment, net	5,108,267	5,280,442
Right-of-use assets	2,520,506	2,641,198
Royalties receivable - related party	665,048	-
Note receivable - related party	761,585	761,585
Goodwill	3,906,891	3,906,891
Other	1,546,101	1,399,745
Total Assets	$40,909,616	$45,757,628

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,722,992	$3,050,937
Accounts payable - related party	19,034	19,133
Short-term liabilities	17,099,485	16,894,743
Lease liabilities - short-term	787,561	754,495
Deposits from customers	489,669	73,146
Accrued expenses	3,246,129	2,271,188
Deferred revenue	2,505,618	1,551,088
Accrued income taxes	-	94,848
Liabilities of discontinued operations	-	805,219
Total current liabilities	26,870,488	25,514,797
Long-term liabilities
Loans payable to bank	92,010	110,331
Long-term lease liabilities	1,732,945	1,822,468
Mortgage payable	2,142,662	2,160,169
Other long-term liabilities	582,392	807,898
Paycheck Protection Program Loans	97,120	97,120
Deferred Revenue - long-term	595,281	607,309
Total long-term liabilities	5,242,410	5,605,295
Total liabilities	32,112,898	31,120,092

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,183,463 shares issued and 2,119,363 shares outstanding as of December 31, 2022 and 2,079,122 shares issued and 2,015,022 shares outstanding as of September 30, 2022 (liquidation value of $10 per share)	2,183	2,079
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2022 and September 30, 2022	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 793,727 shares issued and outstanding at December 31, 2022 and 754,711 shares issued and outstanding at September 30, 2022	794	755
Additional paid-in capital	66,913,540	66,641,696
Retained earnings (accumulated deficit)	(61,206,231)	(54,929,020)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at December 31, 2022 and September 30, 2022	(148,291)	(148,291)
Accumulated other comprehensive income (loss)	2,601,094	2,377,525
Total Cemtrex stockholders’ equity	8,163,139	13,944,794
Non-controlling interest	633,579	692,742
Total liabilities and shareholders’ equity	$40,909,616	$45,757,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	December 31, 2022	December 31, 2021

Revenues	$11,970,242	$9,413,395
Cost of revenues	6,927,627	6,191,145
Gross profit	5,042,615	3,222,250
Operating expenses
General and administrative	5,455,833	5,447,951
Research and development	1,538,218	1,072,898
Total operating expenses	6,994,051	6,520,849
Operating loss	(1,951,436)	(3,298,599)
Other income/(expense)
Other income	(17,083)	930,138
Interest Expense	(1,128,234)	(1,402,404)
Total other income/(expense), net	(1,145,317)	(472,266)
Net loss before income taxes	(3,096,753)	(3,770,865)
Income tax benefit/(expense)	-	-
Loss from Continuing operations	(3,096,753)	(3,770,865)
Loss from discontinued operations, net of tax	(3,239,621)	(758,958)
Net loss	(6,336,374)	(4,529,823)
Less loss in noncontrolling interest	(59,163)	(51,872)
Net loss attributable to Cemtrex, Inc. shareholders	$(6,277,211)	$(4,477,951)
Loss Per Share-Basic & Diluted
Continuing Operations	$(3.99)	$(5.64)
Discontinued Operations	$(4.25)	$(1.15)
Weighted Average Number of Shares-Basic & Diluted	761,571	659,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended
	December 31, 2022	December 31, 2021
Other comprehensive income/(loss)
Net loss	$(6,336,374)	$(4,529,823)
Foreign currency translation (loss)/income	223,569	59,492
Comprehensive loss	(6,112,805)	(4,470,331)
Less comprehensive loss attributable to noncontrolling interest	(59,163)	(51,872)
Comprehensive loss attributable to Cemtrex, Inc. shareholders	$(6,053,642)	$(4,418,459)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

									Treasury
									Stock,
	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par			Retained	64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional	Earnings	Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income(loss)	Equity	interest
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	754,711	$755	$66,641,696	$(54,929,020)	$(148,291)	$2,377,525	$13,944,794	$692,742
Foreign currency translation gain/(loss)										223,569	223,569
Share-based compensation							39,842				39,842
Shares issued to pay notes payable					39,016	39	232,106				232,145
Dividends paid in Series 1 preferred shares	104,341	104					(104)				-
Income/(loss) attributable to noncontrolling interest											-	(59,163)
Net loss								(6,277,211)			(6,277,211)
Balance at December 31, 2022	2,183,463	$2,183	50,000	$50	793,727	$794	$66,913,540	$(61,206,231)	$(148,291)	$2,601,094	$8,163,139	$633,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

									Treasury
									Stock,
	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par			Retained	64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional	Earnings	Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	(Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Income(loss)	Equity	interest
Balance at September 30, 2021	1,885,151	$1,885	50,000	$50	593,777	$594	$61,748,022	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026
Foreign currency translation gain/(loss)										59,492	59,492
Share-based compensation							45,371				45,371
Shares issued to pay notes payable					82,600	83	3,287,988				3,288,071
Dividends paid in Series 1 preferred shares	94,602	95					(95)				-
Income/(loss) attributable to noncontrolling interest											-	(51,872)
Net loss								(4,477,951)			(4,477,951)
Balance at December 31, 2021	1,979,753	$1,980	50,000	$50	676,377	$677	$65,081,286	$(46,386,013)	$(148,291)	$2,955,944	$21,505,633	$912,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
	2022	2021
Cash Flows from Operating Activities

Net loss	$(6,336,374)	$(4,529,823)

Adjustments to reconcile net income/(loss) to net cash used by operating activities
Depreciation and amortization	530,830	247,704
(Gain)/loss on disposal of property and equipment	(3,547)	27,170
Noncash lease expense	197,198	196,572
Change in allowance for doubtful accounts	4,510	94,588
Share-based compensation	39,842	45,371
Interest expense paid in equity shares	32,145	821,592
Accrued interest on notes payable	528,100	132,162
Amortization of original issue discounts on notes payable	441,734	325,000
Gain on marketable securities	-	21
Discharge of Paycheck Protection Program Loans	-	(971,500)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(1,541,371)	2,094,282
Trade receivables - related party	(383,710)	(5,166)
Inventory	(116,942)	(1,458,595)
Prepaid expenses and other current assets	(670,974)	(144,745)
Other assets	(146,356)	(384)
Other liabilities	(225,506)	(88,266)
Accounts payable	(327,945)	(726,226)
Accounts payable - related party	(99)	-
Operating lease liabilities	(132,963)	(104,644)
Deposits from customers	416,523	205,855
Accrued expenses	974,941	(142,307)
Deferred revenue	942,502	(286,261)
Income taxes payable	(94,848)	(124,823)
Net cash used by operating activities - continuing operations	(5,872,310)	(3,633,465)
Net cash provided/(used) by operating activities - discontinued operations	2,501,426	(719,237)
Net cash used by operating activities	(3,370,884)	(4,352,702)

Cash Flows from Investing Activities
Purchase of property and equipment	(571,658)	(301,327)
Proceeds from sale of property and equipment	3,547	9,661
Net cash used by investing activities - continuing operations	(568,111)	(291,666)
Net cash provided by investing activities - discontinued operations	207,329	-
Net cash provided/(used) by investing activities	(360,782)	(291,666)

Cash Flows from Financing Activities
Payments on notes payable	(294,370)	(326,763)
Payments on bank loans	(306,550)	(305,990)
Net cash used by financing activities	(600,920)	(632,753)

Effect of currency translation	229,243	63,228
Net decrease in cash, cash equivalents, and restricted cash	(4,332,586)	(5,277,121)
Cash, cash equivalents, and restricted cash at beginning of period	11,473,676	17,186,323
Cash, cash equivalents, and restricted cash at end of period	$7,370,333	$11,972,430

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$5,768,610	$10,338,978
Restricted cash	1,601,723	1,633,452
Total cash, cash equivalents, and restricted cash	$7,370,333	$11,972,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$126,255	$126,715

Cash paid during the period for income taxes	$94,848	$124,823

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay notes payable	$232,145	$3,288,071
Investment in right of use asset	$76,506	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth into a leading multi-industry company. The Company currently operates in two areas: industrial services, and intelligent security systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

During the first quarter of fiscal year 2023, The Company reorganized its reporting segments to be in line with its current structure. The Company now has three business segments, consisting of (i) Security (ii) Industrial Services and (iii) Cemtrex Corporate.

Security

Cemtrex’s Security segment operates under the Vicon Industries brand. Vicon Industries, Inc. (“Vicon”), a majority owned subsidiary, provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

Industrial Services

Cemtrex’s Industrial Services segment operates under the brand, Advanced Industrial Services (“AIS”), that offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals, among others. We are a leading provider of reliability-driven maintenance and contracting solutions for machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Cemtrex Corporate

Cemtrex’s Corporate segment is the holding company of our other two segments.

Sale of former Cemtrex Brands

On November 22, 2022, the Company entered into two Asset Purchase Agreements and one Simple Agreement for Future Equity (“SAFE”) with the Company’s CEO, Saagar Govil, to secure the sale of the subsidiaries Cemtrex Advanced Technologies, Inc, which include the brand SmartDesk, and Cemtrex XR, Inc., which include the brands Cemtrex XR, Virtual Driver Interactive, Bravo Strong, and good tech (formerly Cemtrex Labs), to Mr. Govil.

On November 22, 2022, the Company completed the above disposition for the following consideration.

●	Cemtrex XR, Inc.

○	$895,000 comprised of:

▪	$75,000 in cash payable at Closing; and
▪	5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next three years; and should the total sum of royalties due be less than $820,000 at the end of the three-year period, Purchaser shall be obligated to pay the difference between $820,000 and the royalties paid.

●	Cemtrex Advanced Technologies, Inc.

○	$10,000 in cash payable at Closing; and
○	5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next 5 years; and
○	$1,600,000 in SAFE (common equity) at any subsequent fundraising or exit above $5M with a $10M cap.

The Company’s Board of Directors, excluding Saagar Govil who abstained from all voting on these agreements, approved these actions and agreements.

Reverse Stock Split

On January 25, 2023, the company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split.

Extension of cure period

On January 26, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, it had been granted an additional 180 days or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement on its Series 1 Preferred stock.

Listing Rule Compliance

On February 8, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that it has regained compliance with Listing Rule 5550(a)(2) and is in compliance with all applicable listing standards. The Company’s common stock will continue to be listed and traded on The Nasdaq Stock Market. The hearing scheduled for March 16, 2023 before the Hearings Panel has been cancelled.

Going Concern Considerations

The accompanying condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Pursuant to the requirements of the ASC 205, management must evaluate whether there are conditions or events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

The Company has incurred substantial losses of $13,020,958 and $7,807,995 for fiscal years 2022 and 2021, respectively, and has losses on continuing operations for the first quarter of fiscal year 2023 of $3,096,753 and has debt obligations over the next year of $17,099,485 and working capital deficit of $469,270, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital deficit and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Additionally, the Company has sold unprofitable brands, reducing the cash required to maintain those brands, reevaluated our pricing model on our Vicon brand to improve margins on those products, and has effected a 35:1 reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans are sufficient to meet the capital demands of our current operations for at least the next twelve months, the is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. We currently do not have adequate cash to meet our short or long-term needs. The condensed consolidated financial statements do not include any adjustments relating to this uncertainty.

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2022, of Cemtrex Inc.

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

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Cemtrex Technologies Pvt. Ltd., Advanced Industrial Services, Inc., and the Company’s majority owned subsidiary Vicon Industries, Inc. and its subsidiary, Vicon Industries Ltd. All inter-company balances and transactions have been eliminated in consolidation.

Accounting Pronouncements

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2022, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

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

On June 30, 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. On the basis of interpretations of existing guidance and the current illustrative example in ASC 820-10-55-52 of a restriction on the sale of an equity instrument, some entities use a discount for contractual sale restrictions when measuring fair value, while others view the application of such a discount to be inconsistent with the principles of ASC 820. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of this ASU on our financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

Due to the on-going losses and risk associated with the SmartDesk business the Company has valued the royalty and SAFE agreement associated with the SmartDesk sale at $0 and considers such consideration to be a gain contingency.

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due and has recognized $660,621 of royalties due and will amortize the remaining amount over the period the royalties are due.

The following table summarizes the loss on the sale:

Purchase Price	$745,621
Less cash and cash equivalents transferred	(699,423)
Less Liabilities assumed	(10,924)
Net purchase price	$35,274

Assets Sold
Accounts receivable, net	$625,638
Inventory, net	980,730
Prepaid expenses and other assets	502,577
Property and equipment, net	837,808
Goodwill	598,392
3,545,145
Liabilities Transferred
Accounts payable	370,774
Short-term liabilities	364,775
Long-term liabilities	318,981
1,054,530
Net assets sold	$2,490,615

Pretax loss on sale of Cemtrex Advanced Technologies, Inc, and Cemtrex XR, Inc.Companies	$(2,455,341)

Assets and liabilities included within discontinued operations on the Company’s Condensed Consolidated Balance Sheets at December 31, 2022 and September 30, 2022 are as follows;

	December 31,	September 30,
	2022	2022
Assets
Current assets
Cash and equivalents	$-	$714,420
Trade receivables, net	-	561,470
Inventory –net of allowance for inventory obsolescence	-	1,043,865
Prepaid expenses and other assets	-	153,461
Total current assets	-	2,473,216

Property and equipment, net	-	825,850
Other	-	672,627
Total Assets	$-	$3,971,693

Liabilities
Current liabilities
Accounts payable	$-	$205,622
Short-term liabilities	-	464,429
Deposits from customers	-	125,032
Accrued expenses	-	10,136
Total current liabilities	-	805,219

Long-term liabilities
Deferred revenue		6,273
Total long-term liabilities	-	6,273
Total liabilities	$-	$811,492

Loss from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Condensed Consolidated Statements of Operations for the three-month periods ended December 31, 2022 and 2021, are as follows:

	Three months ended December 31,
	2022	2021

Total net sales	$649,061	$1,259,904
Cost of sales	228,086	612,150
Operating, selling, general and administrative expenses	1,295,572	1,402,961
Other expenses	3,195	3,034
Income (loss) from discontinued operations	(877,792)	(758,241)
Amortization of discounted royalties	4,427	-
Loss on sale of discontinued operations	(2,455,341)	-
Income tax provision	-	-
Discontinued operations, net of tax	(3,328,706)	(758,241)

During the quarter ended December 31, 2022, Vicon completed the closure of its discontinued operating entity Vicon Systems, Ltd. located in Israel. The Company received funds of $96,095, which at the time of operational closure were not guaranteed to be retrievable. The company paid $7,010 in consulting fees for assistance in retrieving these funds. The net amount of $89,085 is recognized on the Company’s Condensed Consolidated Income Statement as part of the Loss on Discontinued Operations.

NOTE 4 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three months ended December 31, 2022, and 2021, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended
	December 31,
	2022	2021

Warrants to purchase shares	-	12,399
Options	31,654	27,143

NOTE 5 – SEGMENT INFORMATION

During the first quarter of fiscal year 2023, The Company reorganized its reporting segments to be in line with its current structure. The Company reports and evaluates financial information for three current segments: Security segment, Industrial Services segment and the Corporate segment.

The following tables summarize the Company’s segment information:

	Three months ended December 31, 2022
	Security	Industrial Services	Corporate
Revenues	$7,004,744	$4,965,498	$-
Cost of revenues	3,601,054	3,326,573	-
Gross profit	$3,403,690	$1,638,925	$-
Operating expenses
Sales, general, and administrative	2,749,429	1,188,865	986,709
Depreciation and amortization	331,155	167,521	32,154
Research and development	1,538,218	-	-
Operating loss	$(1,215,112)	$282,539	$(1,018,863)

Other income/(expense)	$(112,399)	$(31,560)	$(1,001,358)

	Three months ended December 31, 2021
	Security	Industrial Services	Corporate
Revenues	$4,359,423	5,053,972	$-
Cost of revenues	2,567,358	3,623,787	-
Gross profit	$1,792,065	$1,430,185	$-
Operating expenses
Sales, general, and administrative	2,859,964	1,410,861	929,423
Depreciation and amortization	31,778	179,223	36,702
Research and development	1,072,898	-	-
Operating loss	$(2,172,575)	$(159,899)	$(966,125)

Other income/(expense)	$861,700	$(51,048)	$(1,282,918)

	December 31,	September 30,
	2022	2022
Identifiable Assets
Security	$17,722,829	$12,052,177
Industrial Services	17,382,118	16,658,984
Corporate	5,802,342	13,077,101
Discontinued operations	2,327	3,969,366
Total Assets	$40,909,616	$45,757,628

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,601,723 at December 31, 2022 and $1,577,915 at September 30, 2022.

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

The Company’s fair value assets at December 31, 2022 and September 30, 2022, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Investment in marketable securities
(included in short-term investments)	$13,721	$-	$-	$13,721

	$13,721	$-	$-	$13,721

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Investment in marketable securities
(included in short-term investments)	$13,721	$-	$-	$13,721

	$13,721	$-	$-	$13,721

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	December 31,	September 30,
	2022	2022
Trade receivables	$7,190,026	$5,648,655
Allowance for doubtful accounts	(253,949)	(249,439)
	$6,936,077	$5,399,216

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts includes estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – INVENTORY, NET

Inventory, net, consist of the following:

	December 31,	September 30,
	2022	2022
Raw materials	$1,420,041	$1,375,933
Work in progress	105,076	120,026
Finished goods	8,178,978	8,080,235
	9,704,095	9,576,194
Less: Allowance for inventory obsolescence	(1,099,336)	(1,088,377)
Inventory –net of allowance for inventory obsolescence	$8,604,759	$8,487,817

NOTE  10 – PREPAID AND OTHER CURRENT ASSETS

On December 31, 2022, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $1,445,861, costs and estimated earnings in excess of billings on uncompleted contracts of $521,172, and other current assets of $1,125,585. On September 30, 2022, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $414,997, costs and estimated earnings in excess of billings on uncompleted contracts of $781,819, accrued income taxes refunds on foreign operations of $37,761, and prepaid expenses and other current assets of $1,187,067.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	September 30,
	2022	2022
Land	$790,373	$790,373
Building and leasehold improvements	2,913,851	2,906,953
Furniture and office equipment	552,931	546,548
Computers and software	376,996	365,892
Machinery and equipment	11,270,672	11,242,709
	15,904,823	15,852,475
Less: Accumulated depreciation	(10,796,556)	(10,572,033)
Property and equipment, net	$5,108,267	$5,280,442

Depreciation expense for the three months ended December 31, 2022, and 2021 were $530,830, and $262,833, respectively.

NOTE 12 – OTHER ASSETS

As of December 31, 2022, the Company had other assets of $1,546,101which was comprised of rent security of $62,041, a strategic investment in MasterpieceVR of $1,000,000 (see below), and other assets of $484,060. As of September 30, 2022, the Company had other assets of $1,399,745 which was comprised of rent security deposits of $204,388, Investment in Masterpiece VR valued at $1,000,000, and other assets of $195,357.

On November 13, 2020, Cemtrex made a $500,000 investment and on January 19, 2022, made an additional $500,000 investment via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the quarter ended December 31, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder and former CFO, for total consideration of $550,000. On July 31, 2022, the Company negotiated a payment agreement surrounding the sale of Griffin Filters, LLC and other liabilities due to Cemtrex, Inc. totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024.

As of December 31, 2022, and September 30, 2022, there was $19,034 and $19,133 payable due to Ducon Technologies, Inc., respectively.

Receivables of $708,512 that represented the amount due from Ducon to Cemtrex Technologies Pvt. Ltd. the Company’s subsidiary based in India were written off to bad debt in fiscal year 2022.

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding transactions Cemtrex’s Board of Directors determined were incorrectly handled and accounted for. Mr. Govil executed a secured promissory note (the “Note”) in the amount of $1,533,280. The Note matures and is due in full in two years and bears interest at 9% per annum and is secured by all of Mr. Govil’s assets. Mr. Govil also agreed to sign an affidavit confessing judgment in the event of a default on the Note. While the Company believes the note is fully collectible, in accordance with ASC 450-30, Gain Contingencies, the Company determined the gain will not be recognized until the note is paid. Accordingly, the note and associated gain is not presented on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

On November 22, 2022, the Company entered into two Asset Purchase Agreements and one Simple Agreement for Future Equity (“SAFE”) with the Company’s CEO, Saagar Govil, to secure the sale of the subsidiaries Cemtrex Advanced Technologies, Inc, and Cemtrex XR, Inc., which include the brands SmartDesk, Cemtrex XR, Virtual Driver Interactive, Bravo Strong, and good tech (formerly Cemtrex Labs), to Mr. Govil (see NOTE 1).

As of December 31, 2022, there was $383,710 in trade receivables due from these companies. $107,910 of these receivables are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company. The remaining $275,800 are related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business.

As of December 31, 2022, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $665,048.

NOTE 14 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3.6 years at December 31, 2022 and 4.3 years at December 31, 2021. Lease liabilities were $2,520,506 with $787,561classified as short-term at December 31, 2022, and $2,576,963 with $754,495, classified as short-term at September 30, 2022. The weighted average discount rate used to measure lease liabilities was approximately 5.6% at December 31, 2022 and 6.6% at December 31, 2021. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the condensed consolidated balance sheet at December 31, 2022, is set forth below:

Years ending September 30,	Operating Leases
2023	667,747
2024	755,686
2025	733,327
2026	539,279
2027 & Thereafter	205,358
Undiscounted lease payments	2,901,397
Amount representing interest	(380,891)
Discounted lease payments	$2,520,506

Lease costs for the three months ended December 31, 2022 and 2021 are set forth below.:

	For the three months ended
	December 31,
	2022	2021
Lease costs:
Finance lease costs	$-	$17,272
Operating lease costs	261,433	980,062
Total lease cost	$261,433	$997,334

NOTE 15 – LINES OF CREDIT AND LONG-TERM LIABILITIES

The following table outlines the Company’s lines of credit and liabilities.

			December 31,	September 30,
	Interest Rate	Maturity	2022	2022
Fulton Bank line of credit $3,500,000 - The terms of this line of credit are subject to the bank’s review annually on February 1.	Secured Overnight Financing Rate (“SOFR”) plus 2.37% (6.67% as of December 31, 2022 and 5.35% as of September 30, 2022)	N/A	$-	$-

Fulton Bank loan $5,250,000 for the purchase of AIS $5,000,000 of the proceeds went to the direct purchase of AIS. This loan is secured by certain assets of the Company.	SOFR plus 2.37%(6.67% as of December 31, 2022 and 5.35% as of September 30, 2022)	12/15/2022	-	247,284

Fulton Bank loan $400,000 fund equipment for AIS. The Company was in compliance with loan covenants as of December 31, 2022. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.67% as of December 31, 2022 and 5.35% as of September 30, 2022)	5/1/2023	39,843	63,280

Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of December 31, 2022. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.67% as of December 31, 2022 and 5.35% as of September 30, 2022).	5/1/2023	165,518	183,839

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of December 31, 2022.	SOFR plus 2.62% (6.92% as of December 31, 2022 and 5.6% as of September 30, 2022).	1/28/2040	2,228,157	2,245,664

Note payable - $439,774. For the purchase of VDI. Payable in two installments on October 26, 2021, and October 26, 2022.	5%	10/26/2022	-	219,370

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $125,000 and $250,000, as of December 31, 2022 and September 30, 2022respectively.	8%	3/30/2023	4,921,279	4,943,929

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $739,044 and$1,064,778 as of December 31, 2022 and September 30, 2022 respectivly.	8%	8/23/2023	10,089,381	9,738,632

Term Loan Agreement with NIL Funding Corporation (“NIL”) - $5,600,000 The Company was in compliance with loan covenants as of December 31, 2022.	8.85%	3/30/2023	2,729,743	2,804,743

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.		5/5/2025	121,400	121,400
Total Notes Payable			$20,295,321	$20,568,141
Less: Current maturities			(17,099,485)	(16,894,743)
Notes Payable, Long Term			$3,195,836	$3,673,398

NOTE 16 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of December 31, 2022, and September 30, 2022, there were 2,233,463 and 2,129,122 shares issued and 2,169,363 and 2,065,022 shares outstanding, respectively.

Series 1 Preferred Stock

During the three months ended December 31, 2022, 104,341 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of December 31, 2022, and September 30, 2022, there were 2,183,463 and 2,079,122 shares of Series 1 Preferred Stock issued and 2,119,363 and 2,015,022 shares of Series 1 Preferred Stock outstanding, respectively.

Series C Preferred Stock

As of December 31, 2022, and September 30, 2022, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

On January 25, 2023, the Company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split.

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of December 31, 2022, there were 793,727 shares issued and outstanding and at September 30, 2022, there were 754,711 shares issued and outstanding.

During the three months ended December 31, 2022, 39,016 shares of the Company’s common stock have been issued to satisfy $31,331 of notes payable, $168,669 in accrued interest, and $32,145 of excess value of shares issued recorded as interest expense.

NOTE 17 – SHARE-BASED COMPENSATION

For the three months ended December 31, 2022, and 2021, the Company recognized $39,842 and $45,371 of share-based compensation expense on its outstanding options, respectively. As of December 31, 2022, $152,433 of unrecognized share-based compensation expense is expected to be recognized over a period of four years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the three months ended December 31, 2022, options to purchase 2,931 shares of the Company’s common stock at an exercise price of $13.65 per share were cancelled.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company has its corporate headquarters in New York City with a 12-month lease of 2,500 square feet of office space at a rate of $10,000 per month expiring on February 28, 2023.

The Company’s Industrial Services segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2025.

The Company’s Security segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, and (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2026.

NOTE 19 – SUBSEQUENT EVENTS

Reverse Stock Split

On January 25, 2023, the company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split.

Extension of cure period

On January 26, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, it had been granted an additional 180 days or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement on its Series 1 Preferred stock.

Listing Rule Compliance

On February 8, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that it has regained compliance with Listing Rule 5550(a)(2) and is in compliance with all applicable listing standards. The Company’s common stock will continue to be listed and traded on The Nasdaq Stock Market. The hearing scheduled for March 16, 2023 before the Hearings Panel has been cancelled.

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

General Overview

Cemtrex was incorporated in 1998, in the state of Delaware and has evolved through strategic acquisitions and internal growth into a leading multi-industry company. The currently operates in two areas: industrial services, and intelligent security systems. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

During the first quarter of fiscal year 2023, The Company reorganized its reporting segments to be in line with its current structure. The Company has three business segments, consisting of (i) Security (ii) Industrial Services and (iii) Cemtrex Corporate.

Security

Cemtrex’s Security segment operates under the Vicon Industries brand. Vicon Industries, a majority owned subsidiary, provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

Industrial Services

Cemtrex’s Industrial Services segment operates under the brand, Advanced Industrial Services (“AIS”), that offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Cemtrex Corporate

Cemtrex’s Corporate segment is the holding company of our other two segments.

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

Certain of our accounting policies are deemed “significant”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2022.

Results of Operations – For the three months ending December 31, 2022, and 2021

Total revenue for the three months ended December 31, 2022, and 2021 was $11,970,242 and $9,413,395, respectively, an increase of $2,556,847, or 27%. Loss from continuing operations for the three months ended December 31, 2022, was $3,096,753 compared to $3,770,865 for the three months ended December 31, 2021, a decrease on the loss of $674,112, or 18%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services. Loss from operations decreased due to increased revenues as compared to the same period in the prior year.

Revenues

Our Security segment revenues for the three months ended December 31, 2022, increased by $2,646,131 or 40% to $7,004,744 from $4,358,613 for the three months ended December 31, 2021. This increase is due to an increased demand for Security technology.

Our Industrial Services segment revenues for the three months ended December 31, 2022, decreased by $88,474 or 2%, to $4,965,498 from $5,053,972 for the three months ended December 31, 2021. This decrease is mainly due to timing of the recognition of revenue for the segment’s products and services.

Gross Profit

Gross Profit for the three months ended December 31, 2022, was $5,042,615 or 42% of revenues as compared to gross profit of $3,222,250 or 34% of revenues for the three months ended December 31, 2021.

Gross profit in our Security segment was $3,403,690 or 49% of the segment’s revenues for the three months ended December 31, 2022 as compared to gross profit of $1,791,255 or 41% of the segment’s revenues for the period ended December 31, 2021. Gross profit as a percentage of revenues increased in the three months ended December 31, 2022, compared to the three months ended December 31, 2021, due to price increases implemented throughout the segment in response to rising costs of our goods and transportation costs.

Gross profit in our Industrial Services segment was $1,638,925 or 33% of the segment’s revenues for the three months ended December 31, 2022 as compared to gross profit of $1,430,185 or 28% of the segment’s revenues for the period ended December 31, 2021. Gross profit as a percentage of revenues increased in the three months ended December 31, 2022, compared to the three months ended December 31, 2021, was primarily due to lower subcontractor costs.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2022, increased $7,882 or 0.14% to $5,455,833 from $5,447,951 for the three months ended December 31, 2021. General and administrative expenses as a percentage of revenues were 46% and 58% of revenues for the three-month periods ended December 31, 2022, and 2021, respectively.

Research and Development Expenses

Research and Development expenses for the three months ended December 31, 2022, were $1,538,218 compared to $1,072,898 for the three months ended December 31, 2021. Research and Development expenses are primarily related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/(Expense)

Other income/(expense) for the first quarter of fiscal 2022, was an expense of $1,145,317 as compared to an expense of $472,266 for the first quarter of fiscal 2021. Other income/(expense) for the three months ended December 31, 2022, was mainly driven by interest on the Company’s debt. Other income/(expense) for the three months ended December 31, 2021, included the gain on the forgiveness of our PPP loans of $971,500.

Provision for Income Taxes

During the first quarters of fiscal 2022, and 2021, the Company took no provision on income taxes. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Loss from Discontinued Operations

As discussed in Note 3, the Company had losses on discontinued operations of $3,239,621. The losses are comprised of the $2,455,701 loss on the sale of Cemtrex Advanced Technologies, and Cemtrex XR, Inc.. The net loss of $877,792 for the three months ended December 31, 2022, and the net gain on the recovery of cash from Vicon Industries Ltd. of $89,085. Losses on discontinued operations for the three months ended December 31, 2021 were $758,241 attributable to the operations of the Cemtrex brands discussed in Note 3.

Net income/(loss) attributable to Cemtrex, Inc. shareholders

The Company had a net loss attributable to Cemtrex, Inc. shareholders of $6,277,711, or 52% of revenues, for the three-month period ended December 31, 2022, as compared to net loss attributable to Cemtrex, Inc. shareholders of $4,477,951 or 42% of revenues, for the three months ended December 31, 2021. The net loss attributable to Cemtrex, Inc. shareholders increased in the first quarter as compared to the same period last year was primarily due to the loss on discontinued operations.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital deficit was $469,270 at December 31, 2022, compared to working capital of $4,754,493 at September 30, 2022. This includes cash and equivalents and restricted cash of $7,370,333 at December 31, 2022, and $12,188,096 at September 30, 2022. The decrease in working capital was primarily due to the Company’s transfer of cash to in the sale of Cemtrex Advanced Technologies and Cemtrex XR, Inc. and accrual of interest on short-term liabilities during the first quarter of fiscal year 2023.

Cash used by operating activities for continuing operations for the three months ended December 31, 2022 and 2021 was $5,872,310 and $3,633,702 respectively. Cash provided by operating activities for discontinued operations for the three months ended December 31, 2022 was $2,501,426, compared to using cash of $719,237. The increase in operating cash usage for continuing operations was primarily due to increases of trade receivables, prepaid expenses, and other assets and payment of accounts payable and other liabilities.

Trade receivables increased $1,536,861 or 28% to $6,936,077 at December 31, 2022, from $5,399,216 at September 30, 2022. The increase in trade receivables is attributable to increased sales in the Security segment.

Inventories increased $116,492 or 1% to $8,604,759 at December 31, 2022, from $8,487,817 at September 30, 2022. The increase in inventories is attributable to inventories in transit yet to be sold.

Cash used by investment activities for continuing operations for the three months ended December 31, 2022 was $568,111 compared to $291,666 for the three-month period ending December 31, 2021. Cash provided by investing activities for discontinued operations for the three months ended December 31, 2022 was $207,329. Investing activities for the first quarter of fiscal year 2023 were driven mainly by the Company’s purchase of property and equipment.

Cash used by financing activities for the three months ended December 31, 2022, was $600,920 compared to $632,753 for the three-month period ending December 31, 2021. Financing activities were primarily driven by payments on the Company’s debt and the royalties receivable for discontinued operations.

While our working capital deficit and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Additionally, the Company has recently sold unprofitable brands, reducing the cash required to maintain those brands, reevaluated our pricing model on our Vicon brand to improve margins on those products, and has effected a reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improved our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans are sufficient to meet the capital demands of our current operations for at least the next twelve months, the is no guarantee that we will succeed.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on their evaluation, our management has concluded that as of December 31, 2022, our disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personnel resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. This deficiency is common in small companies, similar to us, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2022, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

In order to mitigate the material weaknesses, the Company has implemented measures that they believe have mitigated these weaknesses but has not had sufficient time to fully evaluate these measures. These measures include; (i) updating our accounting software to ensure tighter control over entries and providing improved data for timely reconciliation of certain accounts, and (ii) engaged a third-party accounting firm to provide review of period-end reporting processes, accounting policies and public disclosures.

Changes in Internal Control Over Financial Reporting

While there was no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, the Company is continuing to improve its internal controls through the actions mentioned above.

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

Part II Other Information

Item 1. Legal Proceedings.

NONE.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K for 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2022, 39,016 shares of the Company’s common stock have been issued to satisfy $31,331 of notes payable, $168,669 in accrued interest, and $32,145 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
Certificate of Amendment of Certificate of Incorporation, dated January 12, 2023 (7)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 4, 2020.(17)
10.2	Consulting Agreement, dated April 22, 2020 between Centrex, Inc. and Adtron, Inc. (5)
10.3	Securities Purchase Agreement dated June 1, 2020 (18)
10.4	Securities Purchase Agreement dated June 9, 2020 (19)
10.5	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
10.6	Securities Purchase Agreement dated February 22, 2022 (15)
10.7	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022. (15)
10.8	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.10	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022 (22)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022. (21)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form S-8 filed on May 1, 20120
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K filed on January 20, 2023.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 10-Q filed on May 16, 2022.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.
21	Incorporated by reference from Form 8-K filed on October 4, 2022.
22	Incorporated by reference from Form 8-K filed on November 29, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated:	February 14, 2023	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated:	February 14, 2023		/s/ Paul J. Wyckoff
Paul J. Wyckoff
Interim Chief Financial Officer
and Principal Financial Officer

