Form 10-Q
period 2023-03-31
CEMTREX INC
filed 2023-05-11
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Fell Ct. Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

631-756-9116

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	CETX	Nasdaq Capital Market
Series 1 Preferred Stock	CETXP	Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 8, 2023, the issuer had 885,536 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	September 30,
	2023	2022
Assets
Current assets
Cash and equivalents	$6,634,037	$9,895,761
Restricted cash	645,297	1,577,915
Short-term investments	13,663	13,721
Trade receivables, net	7,271,488	5,399,216
Trade receivables - related party	408,464	-
Inventory –net of allowance for inventory obsolescence	8,561,026	8,487,817
Prepaid expenses and other assets	2,588,400	2,421,644
Assets of discontinued operations	-	3,971,693
Total current assets	26,122,375	31,767,767

Property and equipment, net	5,052,796	5,280,442
Right-of-use assets	2,297,293	2,641,198
Royalties receivable - related party	678,330	-
Note receivable - related party	761,585	761,585
Goodwill	3,906,891	3,906,891
Other	1,584,910	1,399,745
Total Assets	$40,404,180	$45,757,628

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$3,307,521	$3,050,937
Accounts payable - related party	3,368	19,133
Short-term liabilities	16,441,488	16,894,743
Lease liabilities - short-term	732,680	754,495
Deposits from customers	74,762	73,144
Accrued expenses	3,062,806	2,271,188
Deferred revenue	2,058,661	1,551,088
Accrued income taxes	57,150	94,848
Liabilities of discontinued operations	-	805,219
Total current liabilities	25,738,436	25,514,795
Long-term liabilities
Loans payable to bank	73,407	110,331
Long-term lease liabilities	1,564,613	1,822,468
Notes payable	1,604,743	-
Mortgage payable	2,125,864	2,160,169
Other long-term liabilities	575,900	807,898
Paycheck Protection Program Loans	70,816	97,120
Deferred Revenue - long-term	581,193	607,309
Total long-term liabilities	6,596,536	5,605,295
Total liabilities	32,334,972	31,120,090

Commitments and contingencies

Shareholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,183,463 shares issued and 2,119,363 shares outstanding as of March 31, 2023 and 2,079,122 shares issued and 2,015,022 shares outstanding as of September 30, 2022 (liquidation value of $10 per share)	2,183	2,079
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at March 31 31, 2023 and September 30, 2022	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 828,570 shares issued and outstanding at March 31, 2023 and 754,711 shares issued and outstanding at September 30, 2022	828	755
Additional paid-in capital	67,042,743	66,641,698
Accumulated deficit	(61,801,025)	(54,929,020)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at March 31, 2023 and September 30, 2022	(148,291)	(148,291)
Accumulated other comprehensive income	2,283,876	2,377,525
Total Cemtrex stockholders’ equity	7,380,364	13,944,796
Non-controlling interest	688,844	692,742
Total liabilities and shareholders’ equity	$40,404,180	$45,757,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Revenues	$16,073,397	$11,746,017	$28,043,639	$21,159,412
Cost of revenues	8,734,916	7,976,236	15,662,543	14,167,381
Gross profit	7,338,481	3,769,781	12,381,096	6,992,031
Operating expenses
General and administrative	5,318,267	5,424,669	10,482,605	10,713,844
Research and development	1,615,341	1,239,334	3,445,054	2,471,008
Total operating expenses	6,933,608	6,664,003	13,927,659	13,184,852
Operating income/(loss)	404,873	(2,894,222)	(1,546,563)	(6,192,821)
Other income/(expense)
Other income	376,504	90,922	359,421	1,021,060
Interest expense	(1,335,138)	(1,313,483)	(2,463,372)	(2,715,887)
Total other expense, net	(958,634)	(1,222,561)	(2,103,951)	(1,694,827)
Net loss before income taxes	(553,761)	(4,116,783)	(3,650,514)	(7,887,648)
Income tax benefit/(expense)	-	-	-	-
Loss from Continuing operations	(553,761)	(4,116,783)	(3,650,514)	(7,887,648)
Income/(loss) from discontinued operations, net of tax	14,232	(685,140)	(3,225,389)	(1,444,098)
Net loss	(539,529)	(4,801,923)	(6,875,903)	(9,331,746)
Less income/(loss) in noncontrolling interest	55,265	(80,676)	(3,898)	(132,548)
Net loss attributable to Cemtrex, Inc. shareholders	$(594,794)	$(4,721,247)	$(6,872,005)	$(9,199,198)
Income (loss) per share - Basic & Diluted
Continuing Operations	$(0.75)	$(5.86)	$(4.63)	$(11.51)
Discontinued Operations	$0.02	$(1.00)	$(4.09)	$(2.14)
Weighted Average Number of Shares-Basic & Diluted	815,498	688,255	788,265	673,943
Weighted Average Number of Shares-Diluted	815,498	688,255	788,265	673,943

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Other comprehensive income (loss)
Net loss	$(539,529)	$(4,801,923)	$(6,875,903)	$(9,331,746)
Foreign currency translation loss	(317,218)	(199,623)	(93,649)	(140,131)
Comprehensive loss	(856,747)	(5,001,546)	(6,969,552)	(9,471,877)
Less comprehensive (loss) income attributable to noncontrolling interest	(55,265)	80,676	3,898	132,548
Comprehensive loss attributable to Cemtrex, Inc. shareholders	$(801,482)	$(5,082,222)	$(6,973,450)	$(9,604,425)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock, 64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional		Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income(loss)	Equity	interest
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	754,711	$755	$66,641,698	$(54,929,020)	$(148,291)	$2,377,525	$13,944,796	$692,742
Foreign currency translation gain/(loss)										223,569	223,569
Share-based compensation							39,842				39,842
Shares issued to pay notes payable					39,016	39	232,106				232,145
Dividends paid in Series 1 preferred shares	104,341	104					(104)				-
Income/(loss) attributable to noncontrolling interest											-	(59,163)
Net loss								(6,277,211)			(6,277,211)
Balance at December 31, 2022	2,183,463	$2,183	50,000	$50	793,727	$794	$66,913,542	$(61,206,231)	$(148,291)	$2,601,094	$8,163,141	$633,579

Foreign currency translation gain/(loss)										(317,218)	(317,218)
Share-based compensation							26,735				26,735
Additional rounding shares issued for reverse stock split					19,314	19	(19)				-
Income/(loss) attributable to noncontrolling interest											-	55,265
Shares issued to pay for services					15,529	15	102,485				102,500
Net loss								(594,794)			(594,794)
Balance at March 31, 2023	2,183,463	$2,183	50,000	$50	828,570	$828	$67,042,743	$(61,801,025)	$(148,291)	$2,283,876	$7,380,364	$688,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock, 64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional		Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income(loss)	Equity	interest
Balance at September 30, 2021	1,885,151	$1,885	50,000	$50	593,777	$594	$61,748,022	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026
Foreign currency translation gain/(loss)										59,492	59,492
Share-based compensation							45,371				45,371
Shares issued to pay notes payable					82,600	83	3,287,988				3,288,071
Dividends paid in Series 1 preferred shares	94,602	95					(95)				-
Income/(loss) attributable to noncontrolling interest											-	(51,872)
Net loss								(4,477,951)			(4,477,951)
Balance at December 31, 2021	1,979,753	$1,980	50,000	$50	676,377	$677	$65,081,286	$(46,386,013)	$(148,291)	$2,955,944	$21,505,633	$912,154
Foreign currency translation gain/(loss)										(199,623)	(199,623)
Share-based compensation							27,046				27,046
Shares issued with note payable					28,571	29	695,371				695,400
Income/(loss) attributable to noncontrolling interest											-	(80,676)
Net loss								(4,721,247)			(4,721,247)
Balance at March 31, 2022	1,979,753	1,980	50,000	$50	704,948	706	65,803,703	(51,107,260)	(148,291)	2,756,321	17,307,209	831,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
Cash Flows from Operating Activities	2023	2022

Net loss	$(6,875,903)	$(9,331,746)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	448,388	610,327
Loss on disposal of property and equipment	64,908	30,558
Noncash lease expense	420,411	293,506
Bad debt expense	(1,543)	(1,839)
Share-based compensation	66,577	72,417
Interest expense paid in equity shares	32,145	1,521,992
Accounts payable paid in equity shares	102,500	-
Accrued interest on notes payable	1,290,615	329,264
Amortization of original issue discounts on notes payable	883,467	583,333
Gain/(loss) on marketable securities	58	(159,905)
Discharge of Paycheck Protection Program Loans	-	(971,500)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(1,870,729)	1,572,113
Trade receivables - related party	(408,464)	14,641
Inventory	(73,209)	(1,396,073)
Prepaid expenses and other current assets	(166,756)	(708,456)
Other assets	(185,165)	(78,146)
Other liabilities	(231,998)	(17,163)
Accounts payable	256,584	432,372
Accounts payable - related party	(15,765)	-
Operating lease liabilities	(356,176)	(201,578)
Deposits from customers	1,618	(288,503)
Accrued expenses	791,618	(312,693)
Deferred revenue	481,457	722,975
Income taxes payable	(37,698)	(312,006)
Net cash used by operating activities - continuing operations	(5,383,060)	(7,596,110)
Net cash provided by operating activities - discontinued operations	2,488,144	133,512
Net cash used by operating activities	(2,894,916)	(7,462,598)

Cash Flows from Investing Activities
Purchase of property and equipment	(263,732)	(706,392)
Proceeds from sale of property and equipment	11,026	230,901
Investment in MasterpieceVR	-	(500,000)
Proceeds from sale of marketable securities	-	176,945
Purchase of marketable securities	-	(4,626,862)
Net cash used by investing activities - continuing operations	(252,706)	(5,425,408)
Net cash provided by investing activities - discontinued operations	-	(2,349)
Net cash used by investing activities	(252,706)	(5,427,757)

Cash Flows from Financing Activities
Proceeds from notes payable	-	8,000,000
Payments on notes payable	(544,370)	(901,763)
Payments on Paycheck Protection Program Loans	(10,033)	-
Payments on bank loans	(365,724)	(613,900)
Net cash (used)/provided by financing activities	(920,127)	6,484,337

Effect of currency translation	(126,593)	(150,076)
Net decrease in cash, cash equivalents, and restricted cash	(4,067,749)	(6,406,018)
Cash, cash equivalents, and restricted cash at beginning of period	11,473,676	17,186,323
Cash, cash equivalents, and restricted cash at end of period	$7,279,334	$10,630,229

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$6,634,037	$8,970,324
Restricted cash	645,297	1,659,905
Total cash, cash equivalents, and restricted cash	$7,279,334	$10,630,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$257,145	$288,397

Cash paid during the period for income taxes, net of refunds	$37,698	$312,806

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay notes payable	$232,145	$3,288,071
Shares issued in connection with note payable	$-	$700,400
Investment in right of use asset	$76,506	$317,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PLAN OF OPERATIONS

Cemtrex was incorporated in 1998 in the state of Delaware and has evolved through strategic acquisitions and internal growth into a leading multi-industry company. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

During the first quarter of fiscal year 2023, The Company reorganized its reporting segments to be in line with its current structure consisting of (i) Security (ii) Industrial Services and (iii) Cemtrex Corporate.

Security

Cemtrex’s Security segment operates under the brand of its majority owned subsidiary, Vicon Industries, Inc. (“Vicon”), which, provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

Industrial Services

Cemtrex’s Industrial Services segment operates under the brand, Advanced Industrial Services (“AIS”), which offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. AIS installs high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals, among others. AIS is a leading provider of reliability-driven maintenance and contracting solutions for machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

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

Common Stock Reverse Stock Split

On January 25, 2023, the company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split.

Extension of cure period and Subsequent Compliance

Series 1 Preferred Stock

On July 29, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Series 1 preferred stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

On January 26, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, it had been granted an additional 180 days or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

The Company intends to continue actively monitoring the bid price for its Series 1 preferred stock between now and July 24, 2023 and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement.

Common Stock

On January 24, 2022, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

On July 26, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC Nasdaq notifying the Company that, it had been granted an additional 180 days or until January 23, 2023, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On January 26, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that it has not regained compliance with Listing Rule 5550(a)(2) and accordingly would be delisted from the Capital Market. The Company then requested and had been granted a hearing to occur on March 16, 2023, appealing this determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series.

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

The Company has incurred substantial losses of $13,020,958 and $7,807,995 for fiscal years 2022 and 2021, respectively, and has losses on continuing operations for the first half of fiscal year 2023 of $6,872,005 and has debt obligations over the next year of $16,441,488 and working capital of $108,939, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Additionally, the Company has sold unprofitable brands, reducing the cash required to maintain those brands, reevaluated our pricing model on our Vicon brand to improve margins on those products, and has effected a 35:1 reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans are sufficient to meet the capital demands of our current operations for at least the next twelve months, the is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash to meet our short or long-term needs. The condensed consolidated financial statements do not include any adjustments relating to this uncertainty.

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2022, of Cemtrex, Inc.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Update 2016-13”). Update 2016-13 replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. For public business entities, the new standard became effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period. The Company is currently evaluating the impact of this ASU on our financial statements.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). ASU No. 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on our financial statements.

On June 30, 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. On the basis of interpretations of existing guidance and the current illustrative example in ASC 820-10-55-52 of a restriction on the sale of an equity instrument, some entities use a discount for contractual sale restrictions when measuring fair value, while others view the application of such a discount to be inconsistent with the principles of ASC 820. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this ASU on our financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

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

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due and during the six-month ended March 31, 2023, has recognized $678,330 of royalties due and will amortize the remaining amount over the period the royalties are due.

The following table summarizes the loss on the sale recorded during the three months ended December 31, 2022, included in Income/(loss) from discontinued operations, net of tax in the accompanying condensed consolidated statement of Operations:

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

Assets and liabilities included within discontinued operations on the Company’s Condensed Consolidated Balance Sheets at March 31, 2023 and September 30, 2022 are as follows;

	March 31,	September 30,
	2023	2022
Assets
Current assets
Cash and equivalents	$-	$714,420
Trade receivables, net	-	561,470
Inventory –net of allowance for inventory obsolescence	-	1,043,865
Prepaid expenses and other assets	-	153,461
Total current assets	-	2,473,216

Property and equipment, net	-	825,850
Other	-	672,627
Total Assets	$-	$3,971,693

Liabilities
Current liabilities
Accounts payable	$-	$205,622
Short-term liabilities	-	464,429
Deposits from customers	-	125,032
Accrued expenses	-	10,136
Total current liabilities	-	805,219

Long-term liabilities
Deferred revenue		6,273
Total long-term liabilities	-	6,273
Total liabilities	$-	$811,492

During the first quarter of fiscal 2023, Vicon completed the closure of its discontinued operating entity Vicon Systems, Ltd. located in Israel. The Company received funds related to benefit obligations of $96,095, which at the time of operational closure were not guaranteed to be retrievable. The company paid $7,010 in consulting fees for assistance in retrieving these funds. The net amount of $89,085 is recognized on the Company’s Condensed Consolidated Income Statement as part of the Loss on Discontinued Operations.

Gain/(loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2023 and 2022, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022

Total net sales	$-	$982,198	$649,061	$2,241,292
Cost of sales	-	699,368	228,086	1,311,518
Operating, selling, general and administrative expenses	492	1,207,945	1,296,064	2,610,813
Other (income)/expenses	-	(239,975)	3,195	(236,941)
Income (loss) from discontinued operations	(492)	(685,140)	(878,284)	(1,444,098)
Amortization of discounted royalties	14,724	-	19,151	-
Loss on sale of discontinued operations	-	-	(2,455,341)	-
Adjustment of benefit obligation	-	-	89,085	-
Income tax provision	-	-	-	-
Discontinued operations, net of tax	$14,232	$(685,140)	$(3,225,389)	$(1,444,098)

NOTE 4 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and six months ended March 31, 2023, and 2022, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2023	2022	2023	2022

Options	28,796	22,858	28,796	22,858

NOTE 5 – SEGMENT INFORMATION

During the first quarter of fiscal year 2023, the Company reorganized its reporting segments to be in line with its current structure. The Company reports and evaluates financial information for three current segments: the Security segment, Industrial Services segment and the Corporate segment.

The following tables summarize the Company’s segment information:

	Three months ended March 31, 2023				Six months ended March 31, 2023
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$9,913,898	$6,159,499	$-	$16,073,397	$16,918,642	$11,124,997	$-	$28,043,639
Cost of revenues	4,791,608	3,943,308	-	8,734,916	8,392,662	7,269,881	-	15,662,543
Gross profit	$5,122,290	$2,216,191	$-	$7,338,481	$8,525,980	$3,855,116	$-	$12,381,096
Operating expenses
Sales, general, and administrative	2,965,659	1,336,313	807,242	5,109,214	5,715,088	2,525,178	1,793,951	10,034,217
Depreciation and amortization	31,543	157,385	20,125	209,053	71,203	324,906	52,279	448,388
Research and development	1,615,341	-	-	1,615,341	3,445,054	-	-	3,445,054
Operating income/(loss)	$509,747	$722,493	$(827,367)	$404,873	$(705,365)	$1,005,032	$(1,846,230)	$(1,546,563)

Other income/(expense)	$337,191	$(29,866)	$(1,265,959)	$(958,634)	$224,792	$(61,426)	$(2,267,317)	$(2,103,951)

	Three months ended March 31, 2022				Six months ended March 31, 2022
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$6,740,109	$5,005,908	$-	$11,746,017	$11,099,532	10,059,880	$-	$21,159,412
Cost of revenues	4,436,346	3,539,890	-	7,976,236	7,003,704	7,163,677	-	14,167,381
Gross profit	$2,303,763	$1,466,018	$-	$3,769,781	$4,095,828	$2,896,203	$-	$6,992,031
Operating expenses
Sales, general, and administrative	2,438,851	1,213,788	1,123,329	4,775,968	5,298,815	2,624,649	2,052,752	9,976,216
Depreciation and amortization	366,929	176,490	36,702	580,121	398,707	355,713	73,404	827,824
Research and development	1,306,862	-	1,052	1,307,914	2,379,760	-	1,052	2,380,812
Operating (loss)/income	$(1,808,879)	$75,740	$(1,161,083)	$(2,894,222)	$(3,981,454)	$(84,159)	$(2,127,208)	$(6,192,821)

Other income/(expense)	$(37,015)	$(25,741)	$(1,159,805)	$(1,222,561)	$824,685	$(76,789)	$(2,442,723)	$(1,694,827)

	March 31,	September 30,
	2023	2022
Identifiable Assets
Security	$17,951,806	$15,257,235
Industrial Services	17,667,808	16,658,984
Corporate	4,784,566	9,869,716
Discontinued operations	-	3,971,693
Total Assets	$40,404,180	$45,757,628

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $645,297 at March 31, 2023 and $1,577,915 at September 30, 2022.

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

The Company’s fair value assets at March 31, 2023 and September 30, 2022, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Investment in marketable securities
(included in short-term investments)	$13,663	$-	$-	$13,663

	$13,663	$-	$-	$13,663

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Investment in marketable securities
(included in short-term investments)	$13,721	$-	$-	$13,721

	$13,721	$-	$-	$13,721

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	March 31,	September 30,
	2023	2022
Trade receivables	$7,519,384	$5,648,655
Allowance for doubtful accounts	(247,896)	(249,439)
	$7,271,488	$5,399,216

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts includes estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – INVENTORY, NET

Inventory, net, consist of the following:

	March 31,	September 30,
	2023	2022
Raw materials	$1,560,503	$1,375,933
Work in progress	216,724	120,026
Finished goods	7,809,788	8,080,235
	9,587,015	9,576,194
Less: Allowance for inventory obsolescence	(1,025,989)	(1,088,377)
Inventory –net of allowance for inventory obsolescence	$8,561,026	$8,487,817

NOTE  10 – PREPAID AND OTHER CURRENT ASSETS

On March 31, 2023, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $665,525, costs and estimated earnings in excess of billings on uncompleted contracts of $794,416, and other current assets of $1,128,459. On September 30, 2022, the Company had prepaid and other current assets consisting of prepayments on inventory purchases of $414,997, costs and estimated earnings in excess of billings on uncompleted contracts of $781,819, accrued income taxes refunds on foreign operations of $37,761, and prepaid expenses and other current assets of $1,187,067.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2023	2022
Land	$790,373	$790,373
Building and leasehold improvements	2,914,854	2,906,953
Furniture and office equipment	561,183	546,548
Computers and software	208,135	365,892
Machinery and equipment	10,747,542	11,242,709
	15,222,087	15,852,475
Less: Accumulated depreciation	(10,169,291)	(10,572,033)
Property and equipment, net	$5,052,796	$5,280,442

Depreciation expense for the three months ended March 31, 2023, and 2022 were $209,053 and $347,494, respectively. Depreciation expense for the six months ended March 31, 2023, were $448,388, and $610,327, respectively.

NOTE 12 – OTHER ASSETS

As of March 31, 2023, the Company had other assets of $1,584,910 which was comprised of rent security of $199,088, a strategic investment in MasterpieceVR of $1,000,000 (see below), and other assets of $385,822. As of September 30, 2022, the Company had other assets of $1,399,745 which was comprised of rent security deposits of $204,388, Investment in Masterpiece VR valued at $1,000,000, and other assets of $195,357.

On November 13, 2020, Cemtrex made a $500,000 investment and on January 19, 2022, made an additional $500,000 investment via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the three and six months ended March 31, 2023.

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

As of March 31, 2023, and September 30, 2022, there was $3,368 and $19,133 payable due to Ducon Technologies, Pvt Ltd., respectively.

Receivables of $708,512 that represented the amount due from Ducon to Cemtrex Technologies Pvt. Ltd. the Company’s subsidiary based in India were written off to bad debt in fiscal year 2022.

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding transactions Cemtrex’s Board of Directors determined were incorrectly handled and accounted for. Mr. Govil executed a secured promissory note (the “Note”) in the amount of $1,533,280. The Note matured and was due in full on February 26, 2023, and bore interest at 9% per annum and was secured by all of Mr. Govil’s assets. On April 27, 2023, the Company and Mr. Govil signed an amendment to the note, extending the maturity date one year to February 28, 2024. Mr. Govil also signed an affidavit confessing judgment in the event of a default on the Note. While the Company believes the note to be fully collectible, in accordance with ASC 450-30, Gain Contingencies, the Company determined the gain was not to be recognized until the note is paid. Accordingly, the note and associated gain is not presented on the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

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

As of March 31, 2023, there was $408,464 in trade receivables due from these companies. Of these receivables $123,812 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company. The remaining $284,652 are related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business.

As of March 31, 2023, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $678,330.

NOTE 14 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3.3 years at March 31, 2023 and 3.0 years at March 31, 2022. Lease liabilities were $2,297,293 with $732,680 classified as short-term at March 31, 2023, and $2,576,963 with $754,495, classified as short-term at September 30, 2022. The weighted average discount rate used to measure lease liabilities was approximately 5.66% at March 31, 2023 and March 31, 2022. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the condensed consolidated balance sheet at March 31, 2023, is set forth below:

Years ending September 30,	Operating Leases
2023	431,540
2024	755,686
2025	733,327
2026	539,279
2027 & Thereafter	205,358
Undiscounted lease payments	2,665,190
Amount representing interest	(367,897)
Discounted lease payments	$2,297,293

Lease costs for the three and six months ended March 31, 2023 and 2022 are set forth below.:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2023	2022	2023	2022
Lease costs:
Finance lease costs	$-	$-	$-	$-
Operating lease costs	223,213	130,511	484,646	369,363
Total lease cost	$223,213	$130,511	$484,646	$369,363

NOTE 15 – LINES OF CREDIT AND LONG-TERM LIABILITIES

On January 12, 2023, the Company entered into a standstill agreement with Streeterville Capital, LLC. The lender has agreed to refrain and forbear temporarily from making redemptions under the notes for a period ending on April 12, 2023. In addition, the company has agreed to an increase of the outstanding balance of the note issued on September 30, 2021 for the original amount of $5,755,000 by $148,000, and the outstanding balance of the note issued on February 22, 2022 for the original amount of $9,205,000 by $303,422. The aggregate amount of $451,422 has been recorded as interest expense on the Company’s Consolidated Condensed Statement of Operations and Condensed Consolidated Statements of Cash Flow.

On February 15, 2023, the Company and Fulton Bank agreed to an amendment to the Master Agreement Regarding Financial Covenants and Financial Deliverables dated September 22, 2020.

On March 3, 2023, the Company and NIL Funding agreed at an amendment to the term loan agreement dated September 18, 2018. This agreement amends the maturity date to December 31, 2024 and amends the interest rate to 11.5%. Additionally, the Company paid $10,000 in fees and made an additional principal payment of $100,000 on March 29, 2023 and is required to make another additional principal payment of $100,000 on or before March 29, 2024. The Company has accounted for this amendment as a debt modification.

On May 3, 2023, the Company and Streeterville Capital, LLC. agreed to an amendment to the note issued on September 30, 2021 for the original amount of $5,755,000. The agreement extends the maturity date to June 30, 2024, in exchange for a fee of 5% of the outstanding balance or approximately $252,912 added to the outstanding balance of the note. The Company has accounted for this amendment as a debt modification.

The following table outlines the Company’s lines of credit and secured liabilities.

			March 31,	September 30,
	Interest Rate	Maturity	2023	2022
Fulton Bank line of credit $3,500,000 - The terms of this line of credit are subject to the bank’s review annually on February 1.	Secured Overnight Financing Rate (“SOFR”) plus 2.37% (7.24% as of March 31, 2023 and 5.35% as of September 30, 2022)	N/A	$-	$-

Fulton Bank loan $5,250,000 for the purchase of AIS $5,000,000 of the proceeds went to the direct purchase of AIS. The Company was in compliance with loan covenants as of March 31, 2023. This loan is secured by certain assets of the Company.	SOFR plus 2.37%(7.24% as of March 31, 2023 and 5.35% as of September 30, 2022)	12/15/2022	-	247,284

Fulton Bank loan $400,000 fund equipment for AIS. The Company was in compliance with loan covenants as of March 31, 2023. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.24% as of March 31, 2023 and 5.35% as of September 30, 2022)	5/1/2023	16,070	63,280

Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of March 31, 2023. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.24% as of March 31, 2023 and 5.35% as of September 30, 2022).	5/1/2023	146,915	183,839

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of March 31, 2023.	SOFR plus 2.62% (7.49% as of March 31, 2023 and 5.6% as of September 30, 2022).	1/28/2040	2,211,359	2,245,664

Note payable - $439,774. For the purchase of VDI. Payable in two installments on October 26, 2021, and October 26, 2022.	5%	10/26/2022	-	219,370

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0 and $250,000, as of March 31, 2023 and September 30, 2022 respectively.	8%	6/30/2024	5,171,271	4,943,929

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $422,311 and $1,064,778 as of March 31, 2023 and September 30, 2022 respectivly.	8%	8/23/2023	10,601,904	9,738,632

Term Loan Agreement with NIL Funding Corporation (“NIL”) - $5,600,000 The Company was in compliance with loan covenants as of March 31, 2023.	11.50%	12/31/2024	2,479,743	2,804,743

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	111,367	121,400
Total lines of credit and secured liabilities			$20,738,629	$20,568,141
Less: Current maturities			(16,441,488)	(16,894,743)
Less: Unamortized original issue discount			(422,311)	(1,305,778)
Lines of credit and secured liabilities, Long Term			$3,874,830	$2,367,620

NOTE 16 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of March 31, 2023, and September 30, 2022, there were 2,233,463 and 2,129,122 shares issued and 2,169,363 and 2,065,022 shares outstanding, respectively.

Series 1 Preferred Stock

During the six months ended March 31, 2023, 104,341 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of March 31, 2023, and September 30, 2022, there were 2,183,463 and 2,079,122 shares of Series 1 Preferred Stock issued and 2,119,363 and 2,015,022 shares of Series 1 Preferred Stock outstanding, respectively.

Series C Preferred Stock

As of March 31, 2023, and September 30, 2022, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of March 31, 2023, there were 828,570 shares issued and outstanding and at September 30, 2022, there were 754,711 shares issued and outstanding.

On January 25, 2023, the Company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split. On February 2, 2023, 19,314 shares were issued for rounding shares of the reverse stock split.

During the six months ended March 31, 2023, 39,016 shares of the Company’s common stock have been issued to satisfy $31,331 of notes payable, $168,669 in accrued interest, and $32,145 of excess value of shares issued recorded as interest expense.

During the three and six months ended March 31, 2023, 15,529 shares of the Company’s common stock have been issued in exchange for services valued at $102,500.

NOTE 17 – SHARE-BASED COMPENSATION

For the six months ended March 31, 2023, and 2022, the Company recognized $66,577 and $72,417 of share-based compensation expense on its outstanding options, respectively. As of March 31, 2023, $103,557 of unrecognized share-based compensation expense is expected to be recognized over a period of two years and six months. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the six months ended March 31, 2023, options to purchase 2,931 shares of the Company’s common stock at an exercise price of $13.65 per share and options to purchase 2,858 shares of the Company’s common stock at an exercise price of $40.95 per share were cancelled.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month.

The Company’s Industrial Services segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2025.

The Company’s Security segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, New York from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2026, and (iv) approximately 280 square feet of office space in Clovis, CA on a month-to-month lease at a monthly rent of $1,504.

NOTE 19 – SUBSEQUENT EVENTS

On April 6, 2023, 109,553 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. The holders of the Series 1 Preferred Stock are entitled to receive dividends at the rate of 10% annually, based on the $10.00 per share Preference Amount, payable semiannually.

On April 13, 2023, the Company issued an aggregate of 20,226 shares of common stock to settle $150,000 of notes payable and accrued interest, and $53,069 of excess value of shares issued to be recorded as interest expense.

On May 4, 2023, the Company issued an aggregate of 36,740 shares of common stock to settle $275,000 of notes payable and accrued interest, and $87,256 of excess value of shares issued to be recorded as interest expense.

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

General Overview

Cemtrex was incorporated in 1998 in the state of Delaware and has evolved through strategic acquisitions and internal growth into a leading multi-industry company. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

During the first quarter of fiscal year 2023, the Company reorganized its reporting segments to be in line with its current structure, consisting of (i) Security, (ii) Industrial Services, and (iii) Cemtrex Corporate.

Security

Cemtrex’s Security segment operates under the brand of its majority owned subsidiary, Vicon Industries, Inc. (“Vicon”), which provides end-to-end security solutions to meet the toughest corporate, industrial and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

Industrial Services

Cemtrex’s Industrial Services segment operates under the brand, Advanced Industrial Services (“AIS”), which offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. AIS installs high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals, among others. AIS is a leading provider of reliability-driven maintenance and contracting solutions for machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

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

Results of Operations – For the three months ending March 31, 2023, and 2022

Total revenue for the three months ended March 31, 2023, and 2022 was $16,073,789 and $11,746,017, respectively, an increase of $4,327,380, or 37%. Loss from continuing operations for the three months ended March 31, 2023, was $553,761 compared to $4,116,783 for the three months ended March 31, 2022, a decrease on the loss of $3,563,022, or 87%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services. Loss from operations decreased due to increased revenues as compared to the same period in the prior year.

Revenues

Our Security segment revenues for the three months ended March 31, 2023, increased by $3,173,789 or 47% to $9,913,898 from $6,740,109 for the three months ended March 31, 2022. This increase is due to an increased demand for the Security segment’s products and services.

Our Industrial Services segment revenues for the three months ended March 31, 2023, increased by $1,153,591 or 23%, to $6,159,499 from $5,005,908 for the three months ended March 31, 2022. This increase is mainly due to increased demand for the segment’s products and services.

Gross Profit

Gross Profit for the three months ended March 31, 2023, was $7,338,481 or 46% of revenues as compared to gross profit of $3,769,781 or 32% of revenues for the three months ended March 31, 2022.

Gross profit in our Security segment was $5,122,290 or 52% of the segment’s revenues for the three months ended March 31, 2023, as compared to gross profit of $2,303,763 or 34% of the segment’s revenues for the period ended March 31, 2022. Gross profit as a percentage of revenues increased in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to price increases implemented throughout the segment in response to rising costs of our goods and transportation costs.

Gross profit in our Industrial Services segment was $2,216,191 or 36% of the segment’s revenues for the three months ended March 31, 2023, as compared to gross profit of $1,466,018or 29% of the segment’s revenues for the period ended March 31, 2022. Gross profit as a percentage of revenues increased in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to lower subcontractor costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023, decreased $106,402 or 2% to $5,318,267 from $5,424,669 for the three months ended March 31, 2022. General and administrative expenses as a percentage of revenues were 33% and 46% of revenues for the three-month periods ended March 31, 2023, and 2022, respectively. The reduction in general and administrative expenses is mainly related to reduced employee costs and legal expenses.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2023, were $1,615,341 compared to $1,239,334 for the three months ended March 31, 2022, an increase of $376,007 or 30%. Research and Development expenses are primarily related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Expense

Other expense for the three months ended March 31, 2023, was $958,634, as compared to other expense of $1,222,561 for the three months ended March 31, 2022. Other expense for the three months ended March 31, 2023, was mainly driven by interest on the Company’s debt, offset by a one-time income related to employee retention credits of $416,502.

Provision for Income Taxes

During the three months ended March 31, 2023, and 2022, the Company took no provision on income taxes. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Income/(loss) from Discontinued Operations

The Company had income on discontinued operations of $14,232. This income is mainly related to the recognition of the royalties due from CXR, Inc. Losses on discontinued operations for the three months ended March 31, 2022 were $685,140 attributable to the operations of the Cemtrex brands discussed in Note 3.

Results of Operations – For the six months ending March 31, 2023, and 2022

Total revenue for the six months ended March 31, 2023, and 2022 was $28,043,639 and $21,159,412, respectively, an increase of $6,884,227, or 33%. Loss from continuing operations for the six months ended March 31, 2023, was $3,650,514 compared to $7,887,648 for the six months ended March 31, 2022, a decrease on the loss of $4,237,134, or 54%. Total revenue for the period increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services. Loss from operations decreased due to increased revenues and improved gross profit margins as compared to the same period in the prior year.

Revenues

Our Security segment revenues for the six months ended March 31, 2023, increased by $5,819,110 or 52% to $16,918,642 from $11,099,532 for the six months ended March 31, 2022. This increase is due to an increased demand for the Security segment’s products and services.

Our Industrial Services segment revenues for the six months ended March 31, 2023, increased by $1,065,117 or 11%, to $11,124,997 from $10,059,880 for the six months ended March 31, 2022. This increase is mainly due to increased demand for the segment’s products and services.

Gross Profit

Gross Profit for the six months ended March 31, 2023, was $12,381,096 or 44% of revenues as compared to gross profit of $6,992,031 or 33% of revenues for the six months ended March 31, 2022.

Gross profit in our Security segment was $8,525,980 or 50% of the segment’s revenues for the six months ended March 31, 2023, as compared to gross profit of $4,095,828 or 37% of the segment’s revenues for the six-month period ended March 31, 2022. Gross profit as a percentage of revenues increased in the six months ended March 31, 2023, compared to the six months ended March 31, 2022, due to price increases implemented throughout the segment in response to rising costs of our goods and transportation costs.

Gross profit in our Industrial Services segment was $3,855,116 or 35% of the segment’s revenues for the six months ended March 31, 2023, as compared to gross profit of $2,896,203 or 29% of the segment’s revenues for the period ended March 31, 2022. Gross profit as a percentage of revenues increased in the six months ended March 31, 2023, compared to the six months ended March 31, 2022, was primarily due to lower subcontractor costs.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2023, decreased $231,239 or 2% to $10,482,605 from $10,713,844 for the six months ended March 31, 2022. General and administrative expenses as a percentage of revenues were 37% and 51% of revenues for the six-month periods ended March 31, 2023, and 2022, respectively. The reduction in general and administrative expenses is mainly related to reduced employee costs and legal expenses.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2023, were $3,445,054 compared to $2,471,008 for the six months ended March 31, 2022, an increase of $974,046 or 39%. Research and Development expenses are primarily related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Expense

Other expense for the six months ended March 31, 2023, was $2,103,951 as compared to an expense of $1,694,827 for the six months ended March 31, 2022. Other expense for the six months ended March 31, 2023, was mainly driven by interest on the Company’s debt, offset by a one-time income related to employee retention credits of $416,502. Other expense for the six months ended March 31, 2022, included the gain on the forgiveness of our PPP loans of $971,500.

Provision for Income Taxes

During the six months ended March 31, 2023, and 2022, the Company took no provision on income taxes. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Loss from Discontinued Operations

The Company had losses on discontinued operations of $3,225,389. The losses are comprised of the $2,455,341 loss on the sale of Cemtrex Advanced Technologies, and Cemtrex XR, Inc. The net loss of $878,284 for the six months ended March 31, 2023, the recognition of discounted royalties of $19,151, and the net gain on the recovery of cash from Vicon Industries Ltd. of $89,085. Losses on discontinued operations for the six months ended March 31, 2022 were $1,444,098 attributable to the operations of the Cemtrex brands discussed in Note 3.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $383,939 at March 31, 2023, compared to working capital of $6,252,972 at September 30, 2022. This includes cash and equivalents and restricted cash of $7,279,334 at March 31, 2023, and $11,473,676 at September 30, 2022. The decrease in working capital was primarily due to the Company’s sale of assets and liabilities of discontinued operations and an increase in accounts payable, accrued expenses, and deferred revenue during the six months ended March 31, 2023.

Cash used by operating activities for continuing operations for the six months ended March 31, 2023 and 2022 was $5,383,060 and $6,152,012, respectively. Cash provided by operating activities for discontinued operations for the six months ended March 31, 2023 was $2,488,144, compared to using cash of $1,310,586 for the six months ended March 31, 2022.

Trade receivables increased by $1,872,272 or 35% to $7,271,488 at March 31, 2023, from $5,399,216 at September 30, 2022. The increase in trade receivables is attributable to increased sales in the Security segment.

Cash used by investment activities for continuing operations for the six months ended March 31, 2023 was $252,706 compared to $5,425,408 for the six months ended March 31, 2022. Cash used by investing activities for discontinued operations for the six months ended March 31, 2022 was $2,349. Investing activities for the six months ended March 31, 2023 were driven by the Company’s purchase of property and equipment.

Cash used by financing activities for the six months ended March 31, 2023, was $920,127 compared to providing cash of $6,484,337 for the six months ended March 31, 2022. Financing activities were primarily driven by payments on the Company’s debt. Financing activities for the six months ended March 31, 2022 were primarily driven by proceeds from the note payable issued in February of 2022.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on their evaluation, our management has concluded that as of March 31, 2023, our disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personnel resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary, timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. This deficiency is common in small companies, similar to ours, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2023, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

In order to mitigate the material weaknesses, the Company has implemented measures that it believes have mitigated these weaknesses but has not had sufficient time to fully evaluate these measures. These measures include; (i) updating our accounting software to ensure tighter control over entries and providing improved data for timely reconciliation of certain accounts, and (ii) engaged a third-party consulting firm to provide review of period-end reporting processes, accounting policies and public disclosures. The Company believes that given more time these new measures will be sufficient in remediating the material weakness in internal controls.

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

Part II Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K filed with the SEC on December 28, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2023, 39,016 shares of the Company’s common stock have been issued to satisfy $31,331 of notes payable, $168,669 in accrued interest, and $32,145 of excess value of shares issued recorded as interest expense.

During the three and six months ended March 31, 2023, 15,529 shares of the Company’s common stock have been issued in exchange for services valued at $102,500.

Subsequent to the reporting period, the Company issued an aggregate of 56,966 shares of common stock to settle $425,000 of notes payable and accrued interest, and $140,325 of excess value of shares issued recorded as interest expense.

Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
Certificate of Amendment of Certificate of Incorporation, dated January 12, 2023 (7)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1*	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023.
10.2*	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A. dated February 24, 2023
10.3*	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LLC dated May 3, 2023
10.4	Securities Purchase Agreement dated June 1, 2020 (18)
10.5	Securities Purchase Agreement dated June 9, 2020 (19)
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
10.7	Securities Purchase Agreement dated February 22, 2022 (15)
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022. (15)
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.1	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022 (22)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022. (21)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Intentionally left blank
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K filed on January 20, 2023.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 10-Q filed on May 16, 2022.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.
21	Incorporated by reference from Form 8-K filed on October 4, 2022.
22	Incorporated by reference from Form 8-K filed on November 29, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 11, 2023	By:	/s/Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: May 11, 2023		/s/Paul J. Wyckoff
Paul J. Wyckoff
Interim Chief Financial Officer
and Principal Financial Officer

