Form 10-Q
period 2023-06-30
CEMTREX INC
filed 2023-08-10
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2023

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 8, 2023, the issuer had 998,334 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	September 30,
	2023	2022
Assets
Current assets
Cash and equivalents	$5,628,839	$9,895,761
Restricted cash	805,273	1,577,915
Short-term investments	13,663	13,721
Trade receivables, net	7,507,755	5,399,216
Trade receivables - related party	578,388	-
Inventory –net of allowance for inventory obsolescence	8,719,740	8,487,817
Prepaid expenses and other assets	3,089,416	2,421,644
Assets of discontinued operations	-	3,971,693
Total current assets	26,343,074	31,767,767

Property and equipment, net	6,180,771	5,280,442
Right-of-use assets	2,213,341	2,641,198
Royalties receivable - related party	691,611	-
Note receivable - related party	761,585	761,585
Goodwill	3,906,891	3,906,891
Other	1,646,403	1,399,745
Total Assets	$41,743,676	$45,757,628

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$3,725,105	$3,050,937
Accounts payable - related party	3,372	19,133
Short-term liabilities, net of unamortized original issue discounts	17,185,167	16,894,743
Lease liabilities - short-term	716,896	754,495
Deposits from customers	34,281	73,144
Accrued expenses	3,536,097	2,271,188
Deferred revenue	2,060,570	1,551,088
Accrued income taxes	49,075	94,848
Liabilities of discontinued operations	-	805,219
Total current liabilities	27,310,563	25,514,795
Long-term liabilities
Loans payable to bank	54,578	110,331
Long-term lease liabilities	1,496,445	1,822,468
Notes payable	1,379,743	-
Mortgage payable	2,110,020	2,160,169
Other long-term liabilities	528,952	807,898
Paycheck Protection Program Loans	60,695	97,120
Deferred Revenue - long-term	623,007	607,309
Total long-term liabilities	6,253,440	5,605,295
Total liabilities	33,564,003	31,120,090

Commitments and contingencies	-	-

Stockholders’ equity

Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,293,016 shares issued and 2,228,916 shares outstanding as of June 30, 2023 and 2,079,122 shares issued and 2,015,022 shares outstanding as of September 30, 2022 (liquidation value of $10 per share)	2,293	2,079

Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2023 and September 30, 2022	50	50

Common stock, $0.001 par value, 50,000,000 shares authorized, 957,760 shares issued and outstanding at June 30, 2023 and 754,711 shares issued and outstanding at September 30, 2022	958	755
Additional paid-in capital	68,302,617	66,641,698
Accumulated deficit	(62,947,549)	(54,929,020)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at June 30, 2023 and September 30, 2022	(148,291)	(148,291)
Accumulated other comprehensive income	2,306,346	2,377,525
Total Cemtrex stockholders’ equity	7,516,424	13,944,796
Non-controlling interest	663,249	692,742
Total liabilities and shareholders’ equity	$41,743,676	$45,757,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$14,730,140	$12,108,904	$42,773,779	$33,268,316
Cost of revenues	8,249,497	7,068,797	23,914,249	21,236,178
Gross profit	6,480,643	5,040,107	18,859,530	12,032,138
Operating expenses
General and administrative	5,376,960	5,381,529	16,456,602	16,095,373
Research and development	1,049,909	1,189,875	3,895,717	3,660,883
Total operating expenses	6,426,869	6,571,404	20,352,319	19,756,256
Operating income/(loss)	53,774	(1,531,297)	(1,492,789)	(7,724,118)
Other income/(expense)
Other income	34,652	2,315,500	394,073	3,336,560
Interest expense	(1,254,185)	(925,545)	(3,717,557)	(3,641,432)
Total other (expense)/income, net	(1,219,533)	1,389,955	(3,323,484)	(304,872)
Net loss before income taxes	(1,165,759)	(141,342)	(4,816,273)	(8,028,990)
Income tax benefit/(expense)	(19,641)	247,941	(19,641)	247,941
(Loss)/income from Continuing operations	(1,185,400)	106,599	(4,835,914)	(7,781,049)
Income/(loss) from discontinued operations, net of tax	13,281	(838,301)	(3,212,108)	(2,282,399)
Net loss	(1,172,119)	(731,702)	(8,048,022)	(10,063,448)
Less loss in noncontrolling interest	(25,595)	(50,909)	(29,493)	(183,457)
Net loss attributable to Cemtrex, Inc. shareholders	$(1,146,524)	$(680,793)	$(8,018,529)	$(9,879,991)
Income (loss) per share - Basic & Diluted
Continuing Operations	$(1.29)	$0.21	$(5.83)	$(10.94)
Discontinued Operations	$0.01	$(1.14)	$(3.89)	$(3.29)
Weighted Average Number of Shares-Basic & Diluted	897,897	736,506	824,689	694,758

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Other comprehensive loss
Net loss	$(1,172,119)	$(731,702)	$(8,048,022)	$(10,063,448)
Foreign currency translation gain/(loss)	22,470	(200,880)	(71,179)	(341,011)
Comprehensive loss	(1,149,649)	(932,582)	(8,119,201)	(10,404,459)
Less comprehensive income attributable to noncontrolling interest	25,595	50,909	29,493	183,457
Comprehensive loss attributable to Cemtrex, Inc. shareholders	$(1,175,244)	$(983,491)	$(8,148,694)	$(10,587,916)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock, 64,100
	Par Value $0.001		Par Value $0.001		Value $0.001				shares of
	Number of		Number of		Number of		AdditionalPaid-in	Accumulated	Series 1 Preferred	Accumulated otherComprehensive	Cemtrex Stockholders’	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income(loss)	Equity	interest
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	754,711	$755	$66,641,698	$(54,929,020)	$(148,291)	$2,377,525	$13,944,796	$692,742
Foreign currency translation gain/(loss)										223,569	223,569
Share-based compensation							39,842				39,842
Shares issued to pay notes payable					39,016	39	232,106				232,145
Dividends paid in Series 1 preferred shares	104,341	104					(104)				-
Income/(loss) attributable to noncontrolling interest											-	(59,163)
Net loss								(6,277,211)			(6,277,211)
Balance at December 31, 2022	2,183,463	$2,183	50,000	$50	793,727	$794	$66,913,542	$(61,206,231)	$(148,291)	$2,601,094	$8,163,141	$633,579
Foreign currency translation gain/(loss)										(317,218)	(317,218)
Share-based compensation							26,735				26,735
Additional rounding shares issued for reverse stock split					19,314	19	(19)				-
Income/(loss) attributable to noncontrolling interest											-	55,265
Shares issued to pay for services					15,529	15	102,485				102,500
Net loss								(594,794)			(594,794)
Balance at March 31, 2023	2,183,463	$2,183	50,000	$50	828,570	$828	$67,042,743	$(61,801,025)	$(148,291)	$2,283,876	$7,380,364	$688,844
Foreign currency translation gain/(loss)										22,470	22,470
Share-based compensation							26,736				26,736
Dividends paid in Series 1 preferred shares	109,553	110					(110)				-
Shares issued to pay notes payable					122,702	123	1,193,883				1,194,006
Income/(loss) attributable to noncontrolling interest											-	(25,595)
Shares issued to pay for services					6,488	7	39,365				39,372
Net loss					-			(1,146,524)			(1,146,524)
Balance at June 30, 2023	2,293,016	$2,293	50,000	$50	957,760	$958	$68,302,617	$(62,947,549)	$(148,291)	$2,306,346	$7,516,424	$663,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock,64,100
	Par Value $0.001		Par Value $0.001		Value $0.001				shares of
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Series 1 Preferred	Accumulated other Comprehensive	Cemtrex	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income(loss)	Stockholders’Equity	interest
Balance at September 30, 2021	1,885,151	$1,885	50,000	$50	593,777	$594	$61,748,022	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026
Foreign currency translation gain/(loss)										59,492	59,492
Share-based compensation							45,371				45,371
Shares issued to pay notes payable					82,600	83	3,287,988				3,288,071
Dividends paid in Series 1 preferred shares	94,602	95					(95)				-
Income/(loss) attributable to noncontrolling interest											-	(51,872)
Net loss								(4,477,951)			(4,477,951)
Balance at December 31, 2021	1,979,753	$1,980	50,000	$50	676,377	$677	$65,081,286	$(46,386,013)	$(148,291)	$2,955,944	$21,505,633	$912,154
Foreign currency translation gain/(loss)										(199,623)	(199,623)
Share-based compensation							27,046				27,046
Shares issued with note payable					28,571	29	695,371				695,400
Income/(loss) attributable to noncontrolling interest											-	(80,676)
Net loss								(4,721,247)			(4,721,247)
Balance at March 31, 2022	1,979,753	$1,980	50,000	$50	704,948	$706	$65,803,703	$(51,107,260)	$(148,291)	$2,756,321	$17,307,209	$831,478
Foreign currency translation gain/(loss)										(200,880)	(200,880)
Share-based compensation							38,985				38,985
Shares issued to pay notes payable					45,432	45	705,008				705,053
Dividends paid in Series 1 preferred shares	99,369	99					(99)				-
Income/(loss) attributable to noncontrolling interest											-	(50,909)
Net loss								(680,793)			(680,793)
Balance at June 30, 2022	2,079,122	$2,079	50,000	$50	750,380	$751	$66,547,597	$(51,788,053)	$(148,291)	$2,555,441	$17,169,574	$780,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
Cash Flows from Operating Activities	2023	2022

Net loss	$(8,048,022)	$(10,063,448)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	698,269	1,038,138
Loss on disposal of property and equipment	69,611	161,814
Noncash lease expense	614,254	524,500
Bad debt expense (recovery)	(155)	(7,584)
Share-based compensation	93,313	111,402
Income tax expense/ (benefit)	-	(247,941)
Interest expense paid in equity shares	276,151	1,627,046
Accrued interest on notes payable	1,858,631	635,001
Amortization of original issue discounts on notes payable	1,200,200	908,333
Gain/(loss) on marketable securities	58	(2,234,478)
Discharge of Paycheck Protection Program Loans	-	(971,500)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(2,108,384)	445,590
Trade receivables - related party	(578,388)	14,641
Inventory	(231,923)	(2,565,778)
Prepaid expenses and other current assets	(667,772)	125,344
Other assets	(246,658)	(159,526)
Accounts payable	816,040	1,012,206
Accounts payable - related party	(15,761)	-
Operating lease liabilities	(550,019)	(456,042)
Deposits from customers	(38,863)	(374,978)
Accrued expenses	1,264,909	(444,238)
Deferred revenue	525,180	470,685
Income taxes payable	(45,773)	(59,588)
Other liabilities	(278,946)	(159,526)
Net cash used by operating activities - continuing operations	(5,394,048)	(10,669,927)
Net cash provided by operating activities - discontinued operations	2,474,863	41,562
Net cash used by operating activities	(2,919,185)	(10,628,365)

Cash Flows from Investing Activities
Purchase of property and equipment	(761,470)	(727,955)
Proceeds from sale of property and equipment	26,205	51,262
Investment in MasterpieceVR	-	(500,000)
Proceeds from sale of marketable securities	-	12,182,932
Purchase of marketable securities	-	(10,214,044)
Net cash (used in)/provided by investing activities - continuing operations	(735,265)	792,195
Net cash used by investing activities - discontinued operations	-	(39,388)
Net cash (used in)/provided by investing activities	(735,265)	752,807

Cash Flows from Financing Activities
Proceeds from notes payable	-	8,000,000
Payments on debt	(844,370)	(1,176,763)
Payments on Paycheck Protection Program Loans	(20,154)	-
Payments on bank loans	(416,467)	(920,939)
Net cash provided by financing activities - continuing operations	(1,280,991)	5,902,298
Net cash used by financing activities - discontinued operations	-	-
Net cash (used)/provided by financing activities	(1,280,991)	5,902,298

Effect of currency translation	(104,123)	(397,840)
Net decrease in cash, cash equivalents, and restricted cash	(4,935,441)	(3,973,260)
Cash, cash equivalents, and restricted cash at beginning of period	11,473,676	17,186,323
Cash, cash equivalents, and restricted cash at end of period	$6,434,112	$12,815,223

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$5,628,839	$11,442,487
Less cash attributed to discontinued operations	-	(145,984)
Restricted cash	805,273	1,518,720
Total cash, cash equivalents, and restricted cash	$6,434,112	$12,815,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$382,575	$483,665

Cash paid during the period for income taxes, net of refunds	$45,773	$306,729

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay for services	$141,872	$-
Shares issued to pay notes payable	$1,426,151	$3,993,124
Purchase of property and equipment through vendor financing	$1,125,000	$-
Shares issued in connection with note payable	$-	$700,400
Investment in right of use asset	$186,397	$317,187

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

Notice of Delisting, Extension of cure period, and Subsequent Compliance

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

On July 25, 2023, the Company received a Notice of Staff Determination from the Listing Qualifications Department of Nasdaq notifying the Company that its Series 1 Preferred Stock had not gained compliance and would be suspended from trading at the opening of business on August 3, 2023. The Company has requested a hearing regarding the delisting that has been scheduled for September 14, 2023, which will stay the suspension and filing of Form 25-NSE with the Securities and Exchange Commission.

The Company intends to continue actively monitoring the bid price for its Series 1 preferred stock between now and the hearing date and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement.

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

The Company has incurred substantial losses of $13,020,958 and $7,807,995 for fiscal years 2022 and 2021, respectively, and has losses on continuing operations for the nine months ending June 30, 2023 of $4,835,914 and has debt obligations over the next year of $17,185,167 and working capital deficit of $967,489, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

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

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Cemtrex Technologies Pvt. Ltd., Advanced Industrial Services, Inc., Advanced Industrial Leasing, Inc., and the Company’s majority owned subsidiary Vicon Industries, Inc. and its subsidiary, Vicon Industries Ltd. All inter-company balances and transactions have been eliminated in consolidation.

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

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due and during the nine-month ended June 30, 2023, has recognized $691,611 of royalties due and will amortize the remaining amount over the period the royalties are due.

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

Assets and liabilities included within discontinued operations on the Company’s Condensed Consolidated Balance Sheets at June 30, 2023, and September 30, 2022, are as follows;

	June 30,	September 30,
	2023	2022
Assets
Current assets
Cash and equivalents	$-	$714,420
Trade receivables, net	-	561,470
Inventory –net of allowance for inventory obsolescence	-	1,043,865
Prepaid expenses and other assets	-	153,461
Total current assets	-	2,473,216

Property and equipment, net	-	825,850
Other	-	672,627
Total Assets	$-	$3,971,693

Liabilities
Current liabilities
Accounts payable	$-	$205,622
Short-term liabilities	-	464,429
Deposits from customers	-	125,032
Accrued expenses	-	10,136
Total current liabilities	-	805,219

Long-term liabilities
Deferred revenue		6,273
Total long-term liabilities	-	6,273
Total liabilities	$-	$811,492

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

Gain/(loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2023 and 2022, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Total net sales	$-	$1,521,942	$649,061	$3,763,234
Cost of sales	-	685,693	228,086	1,997,211
Operating, selling, general and administrative expenses	1,443	1,425,801	1,297,507	4,036,614
Other (income)/expenses	-	248,749	3,195	11,808
Income (loss) from discontinued operations	(1,443)	(838,301)	(879,727)	(2,282,399)
Amortization of discounted royalties	14,724	-	33,875	-
Loss on sale of discontinued operations	-	-	(2,455,341)	-
Adjustment of benefit obligation	-	-	89,085	-
Income tax provision	-	-	-	-
Discontinued operations, net of tax	$13,281	$(838,301)	$(3,212,108)	$(2,282,399)

NOTE 4 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and nine months ended June 30, 2023, and 2022, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

Options	28,796	34,579	28,796	34,579

NOTE 5 – SEGMENT INFORMATION

During the first quarter of fiscal year 2023, the Company reorganized its reporting segments to be in line with its current structure. The Company reports and evaluates financial information for three current segments: the Security segment, Industrial Services segment and the Corporate segment.

The following tables summarize the Company’s segment information:

	Three months ended June 30, 2023				Nine months ended June 30, 2023
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$9,015,279	$5,714,861	$-	$14,730,140	$25,933,921	$16,839,858	$-	$42,773,779
Cost of revenues	4,610,443	3,639,054	-	8,249,497	13,005,314	10,908,935	-	23,914,249
Gross profit	$4,404,836	$2,075,807	$-	$6,480,643	$12,928,607	$5,930,923	$-	$18,859,530
Operating expenses
Sales, general, and administrative	3,182,509	912,387	1,032,183	5,127,079	9,494,634	3,437,565	2,826,134	15,758,333
Depreciation and amortization	90,630	159,251	-	249,881	161,833	484,157	52,279	698,269
Research and development	1,049,909	-	-	1,049,909	3,895,717	-	-	3,895,717
Operating income/(loss)	$81,788	$1,004,169	$(1,032,183)	$53,774	$(623,577)	$2,009,201	$(2,878,413)	$(1,492,789)

Other income/(expense)	$(282,857)	$(7,281)	$(929,395)	$(1,219,533)	$(58,065)	$(68,707)	$(3,196,712)	$(3,323,484)

	Three months ended June 30, 2022				Nine months ended June 30, 2022
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$6,640,913	$5,467,991	$-	$12,108,904	$17,740,445	15,527,871	$-	$33,268,316
Cost of revenues	3,257,672	3,811,125	-	7,068,797	10,261,376	10,974,802	-	21,236,178
Gross profit	$3,383,241	$1,656,866	$-	$5,040,107	$7,479,069	$4,553,069	$-	$12,032,138
Operating expenses
Sales, general, and administrative	3,057,839	1,081,392	814,487	4,953,718	8,483,955	3,706,041	2,867,239	15,057,235
Depreciation and amortization	217,497	174,066	36,248	427,811	398,707	529,779	109,652	1,038,138
Research and development	1,189,875	-	-	1,189,875	3,660,883	-	-	3,660,883
Operating (loss)/income	$(1,081,970)	$401,408	$(850,735)	$(1,531,297)	$(5,064,476)	$317,249	$(2,976,891)	$(7,724,118)

Other income/(expense)	$(83,355)	$(104,797)	$1,578,107	$1,389,955	$741,330	$(181,586)	$(864,616)	$(304,872)

	June 30,	September 30,
	2023	2022
Identifiable Assets
Security	$20,631,185	$15,257,235
Industrial Services	17,302,398	16,658,984
Corporate	3,810,093	9,869,716
Discontinued operations	-	3,971,693
Total Assets	$41,743,676	$45,757,628

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $805,237 at June 30, 2023, and $1,577,915 at September 30, 2022.

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

The Company’s fair value assets at June 30, 2023, and September 30, 2022, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Investment in marketable securities
(included in short-term investments)	$13,663	$-	$-	$13,663

	$13,663	$-	$-	$13,663

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Investment in marketable securities
(included in short-term investments)	$13,721	$-	$-	$13,721

	$13,721	$-	$-	$13,721

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	June 30,	September 30,
	2023	2022
Trade receivables	$7,757,039	$5,648,655
Allowance for doubtful accounts	(249,284)	(249,439)
	$7,507,755	$5,399,216

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts includes estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – INVENTORY, NET

Inventory, net, consist of the following:

	June 30,	September 30,
	2023	2022
Raw materials	$1,130,327	$1,375,933
Work in progress	95,773	120,026
Finished goods	8,099,426	8,080,235
	9,325,526	9,576,194
Less: Allowance for inventory obsolescence	(605,786)	(1,088,377)
Inventory –net of allowance for inventory obsolescence	$8,719,740	$8,487,817

NOTE  10 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisting of the following:

	June 30, 2023	September 30, 2022

Prepaid expenses	$344,300	$536,820
Prepaid inventory	1,427,013	220,553
Deferred costs	60,169	40,626
Prepaid income taxes	402,048	604,840
VAT & GST tax receivable	289,371	236,986
Contract assets	566,515	781,819
Prepaid expenses and other assets total	$3,089,416	$2,421,644

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2023	2022
Land	$790,373	$790,373
Building and leasehold improvements	2,915,918	2,906,953
Furniture and office equipment	574,645	546,548
Computers and software	1,333,135	365,892
Machinery and equipment	10,725,259	11,242,709
	16,339,330	15,852,475
Less: Accumulated depreciation	(10,158,559)	(10,572,033)
Property and equipment, net	$6,180,771	$5,280,442

Depreciation expense for the three months ended June 30, 2023, and 2022, were $249,881 and $427,811, respectively. Depreciation expense for the nine months ended June 30, 2023, and 2022, were $698,269, and $1,038,138, respectively.

NOTE 12 – OTHER ASSETS

On November 13, 2020, Cemtrex made a $500,000 investment and on January 19, 2022, made an additional $500,000 investment via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the three and nine months ended June 30, 2023.

Other assets consist of the following:

	June 30, 2023	September 30, 2022
Rental deposits	$251,739	$204,388
Investment in Masterpiece VR	1,000,000	1,000,000
Other deposits	64,626	24,467
Demonstration equipment supplied to resellers	330,038	170,890
Other assets total	$1,646,403	$1,399,745

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

As of June 30, 2023, and September 30, 2022, there was $3,372 and $19,133 payable due to Ducon Technologies, Pvt Ltd., respectively.

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

As of June 30, 2023, there was $578,388 in trade receivables due from these companies. Of these receivables $131,922 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and some subscription services that are set up on auto pay with a credit card. The remaining $446,466 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business.

As of June 30, 2023, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $691,611.

NOTE 14 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3 years at June 30, 2023, and 3 years at June 30, 2022. Lease liabilities were $2,213,341 with $716,896 classified as short-term at June 30, 2023, and $2,576,963 with $754,495, classified as short-term at September 30, 2022. The weighted average discount rate used to measure lease liabilities was approximately 5.64% at June 30, 2023, and 5.66% at June 30, 2022. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the condensed consolidated balance sheet at June 30, 2023, is set forth below:

Years ending September 30,	Operating Leases
2023	211,721
2024	786,889
2025	764,530
2026	684,449
2027 & Thereafter	289,528
Undiscounted lease payments	2,737,117
Amount representing interest	(523,776)
Discounted lease payments	$2,213,341

Lease costs for the three and nine months ended June 30, 2023, and 2022 are set forth below.:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease costs	193,843	223,595	678,489	592,958
Total lease cost	$193,843	$223,595	$678,489	$592,958

NOTE 15 – LINES OF CREDIT AND LONG-TERM LIABILITIES

On January 12, 2023, the Company entered into a standstill agreement with Streeterville Capital, LLC. The lender has agreed to refrain and forbear temporarily from making redemptions under the notes for a period ending on April 12, 2023. In addition, the company has agreed to an increase of the outstanding balance of the note issued on September 30, 2021, for the original amount of $5,755,000 by $148,000, and the outstanding balance of the note issued on February 22, 2022, for the original amount of $9,205,000 by $303,422. The aggregate amount of $451,422 has been recorded as interest expense on the Company’s Consolidated Condensed Statement of Operations and Condensed Consolidated Statements of Cash Flow.

On February 15, 2023, the Company and Fulton Bank agreed to an amendment to the Master Agreement Regarding Financial Covenants and Financial Deliverables dated September 22, 2020.

On March 3, 2023, the Company and NIL Funding agreed at an amendment to the term loan agreement dated September 18, 2018. This agreement amends the maturity date to December 31, 2024, and amends the interest rate to 11.5%. Additionally, the Company paid $10,000 in fees and made an additional principal payment of $100,000 on March 29, 2023, and is required to make another additional principal payment of $100,000 on or before March 29, 2024. The Company has accounted for this amendment as a debt modification.

On May 3, 2023, the Company and Streeterville Capital, LLC. agreed to an amendment to the note issued on September 30, 2021, for the original amount of $5,755,000. The agreement extends the maturity date to June 30, 2024, in exchange for a fee of 5% of the outstanding balance or approximately $252,912 added to the outstanding balance of the note. The Company has accounted for this amendment as a debt modification.

On April 3, 2023, The Company and SeKureID Solutions Corp., entered into a software license agreement, where the company obtained the right to use source code for its security products in exchange for $1,125,000 payable in (15) fifteen equal monthly installments of $75,000. The current balance of $900,000 is presented on the Condensed Consolidated Balance Sheets as of June 30, 2023, under Short-term liabilities, net of unamortized original issue discounts.

The following table outlines the Company’s lines of credit and secured liabilities.

			June 30,	September 30,
	Interest Rate	Maturity	2023	2022
Fulton Bank line of credit $3,500,000 - The terms of this line of credit are subject to the bank’s review annually on February 1.	Secured Overnight Financing Rate (“SOFR”) plus 2.37% (7.46% as of June 30, 2023 and 5.35% as of September 30, 2022)	N/A	$-	$-

Fulton Bank loan $5,250,000 for the purchase of AIS $5,000,000 of the proceeds went to the direct purchase of AIS.	SOFR plus 2.37%(7.46% as of June 30, 2023 and 5.35% as of September 30, 2022)	12-15-2022	-	247,284

Fulton Bank loan $400,000 fund equipment for AIS.	SOFR plus 2.37% (7.46% as of June 30, 2023 and 5.35% as of September 30, 2022)	05-01-2023	-	63,280

Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of June 30, 2023. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.46% as of June 30, 2023 and 5.35% as of September 30, 2022).	01-31-2025	128,086	183,839

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of June 30, 2023. This loan is secured by the underlying asset	SOFR plus 2.62% (7.71% as of June 30, 2023 and 5.6% as of September 30, 2022).	01-28-2040	2,195,515	2,245,664

Note payable - $439,774. For the purchase of VDI. Payable in two installments on October 26, 2021, and October 26, 2022.	5%	10-26-2022	-	219,370

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0 and $250,000, as of June 30, 2023 and September 30, 2022 respectively.	8%	06-30-2024	4,899,908	4,943,929

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $105,578 and $1,064,778 as of June 30, 2023 and September 30, 2022 respectivly.	8%	08-23-2023	10,491,283	9,738,632

Term Loan Agreement with NIL Funding Corporation (“NIL”) - $5,600,000 The Company was in compliance with loan covenants as of June 30, 2023.	11.50%	12-31-2024	2,179,743	2,804,743

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	05-05-2025	101,246	121,400

Software License Agreement - $1,125,000, for the purchase of software source code for use in our Security segment products	N/A	06-03-2024	900,000	-
Total lines of credit and secured liabilities			$20,895,781	$20,568,141
Less: Current maturities			(17,185,167)	(16,894,743)
Less: Unamortized original issue discount			(105,578)	(1,305,778)
Lines of credit and secured liabilities, Long Term			$3,605,036	$2,367,620

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of June 30, 2023, and September 30, 2022, there were 2,343,016 and 2,129,122 shares issued and 2,278,916 and 2,065,022 shares outstanding, respectively.

Series 1 Preferred Stock

During the nine months ended June 30, 2023, 213,894 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of June 30, 2023, and September 30, 2022, there were 2,293,016 and 2,079,122 shares of Series 1 Preferred Stock issued and 2,228,916 and 2,015,022 shares of Series 1 Preferred Stock outstanding, respectively.

Series C Preferred Stock

As of June 30, 2023, and September 30, 2022, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of June 30, 2023, there were 957,760 shares issued and outstanding and at September 30, 2022, there were 754,711 shares issued and outstanding.

On January 25, 2023, the Company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split. On February 2, 2023, 19,314 shares were issued for rounding shares of the reverse stock split.

During the nine months ended June 30, 2023,161,718 shares of the Company’s common stock have been issued to satisfy $487,716 of notes payable, $662,284 in accrued interest, and $276,151 of excess value of shares issued recorded as interest expense.

During the nine months ended June 30, 2023, 22,017 shares of the Company’s common stock have been issued in exchange for services valued at $141,872.

NOTE 17 – SHARE-BASED COMPENSATION

For the nine months ended June 30, 2023, and 2022, the Company recognized $93,313 and $111,402 of share-based compensation expense on its outstanding options, respectively. As of June 30, 2023, $76,831 of unrecognized share-based compensation expense is expected to be recognized over a period of two years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the nine months ended June 30, 2023, options to purchase 2,931 shares of the Company’s common stock at an exercise price of $13.65 per share and options to purchase 2,858 shares of the Company’s common stock at an exercise price of $40.95 per share were cancelled.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

The Company’s Industrial Services segment owns approximately 25,000 square feet of warehouse space in Manchester, PA and approximately 43,000 square feet of office and warehouse space in York, PA. The Industrial Services segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2025.

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

NOTE 19 – SUBSEQUENT EVENTS

Heisey Mechanical Acquisition

On July 1, 2023, the Company completed the acquisition of a service contractor and steel fabricator that specializes in industrial and water treatment markets, Heisey Mechanical, Ltd. (“Heisey”) based in Columbia, Pennsylvania to expand the Company’s Industrial Services segment.

The total consideration given by Cemtrex to the shareholder of Heisey for full control, was approximately $2,400,000 with $2,160,000 in cash, $240,000 in a seller’s note. Cemtrex funded the transaction with a $2,160,000 term loan from Fulton Bank. Approximately $25,000 in acquisition costs will be capitalized. The real estate the business occupies is expected to be purchased later for $1,500,000.

Notice of Delisting

On July 25, 2023, the Company received a Notice of Staff Determination from the Listing Qualifications Department of Nasdaq notifying the Company that its Series 1 Preferred Stock had not gained compliance and would be suspended from trading at the opening of business on August 3, 2023. The Company has requested a hearing regarding the delisting that has been scheduled for September 15, 2023, which will stay the suspension and filing of Form 25-NSE with the Securities and Exchange Commission.

Equity shares issued

On July 31, 2023, the Company issued an aggregate of 32,488 shares of common stock to settle $200,000 of notes payable and accrued interest, and $25,792 of excess value of shares issued recorded as interest expense.

On July 6, 2023, the Company issued an aggregate of 1,686 shares of common stock in exchange for services valued at $7,500.

On August 4, 2023, the Company issued an aggregate of 6,400 shares of common stock in exchange for services valued at $45,625.

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

Results of Operations – For the three months ending June 30, 2023, and 2022

Total revenue for the three months ended June 30, 2023, and 2022 was $14,730,140 and $12,108,904, respectively, an increase of $2,621,236, or 22%. Loss from continuing operations for the three months ended June 30, 2023, was $1,185,400 compared to income of $106,599 for the three months ended June 30, 2022, a decrease of $1,291,999, or 1,212%. Total revenue for the quarter increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services. Income from continuing operations became a loss due to other income related to realized and unrealized gain on marketable securities during the same period in the prior year.

Revenues

Our Security segment revenues for the three months ended June 30, 2023, increased by $2,374,366 or 36% to $9,015,279 from $6,640,913 for the three months ended June 30, 2022. This increase is due to an increased demand for the Security segment’s products and services.

Our Industrial Services segment revenues for the three months ended June 30, 2023, increased by $246,870 or 5%, to $5,714,861 from $5,467,991 for the three months ended June 30, 2022. This increase is mainly due to increased demand for the segment’s products and services.

Gross Profit

Gross Profit for the three months ended June 30, 2023, was $6,480,643 or 44% of revenues as compared to gross profit of $5,040,107 or 42% of revenues for the three months ended June 30, 2022.

Gross profit in our Security segment was $4,404,836 or 49% of the segment’s revenues for the three months ended June 30, 2023, as compared to gross profit of $3,383,241 or 51% of the segment’s revenues for the period ended June 30, 2022. Gross profit as a percentage of revenues decreased in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to negotiated terms on some sales.

Gross profit in our Industrial Services segment was $2,075,807 or 36% of the segment’s revenues for the three months ended June 30, 2023, as compared to gross profit of $1,656,866 or 30% of the segment’s revenues for the period ended June 30, 2022. Gross profit as a percentage of revenues increased in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to lower subcontractor costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023, decreased $4,569 or less than 1% to $5,376,960 from $5,381,529 for the three months ended June 30, 2022. General and administrative expenses as a percentage of revenues were 37% and 44% of revenues for the three-month periods ended June 30, 2023, and 2022, respectively. The decrease in general and administrative expenses is mainly related to decreased general and administrative expenses and professional fees expenses offset by increased personnel and insurance expenses.

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2023, were $1,049,909 compared to $1,189,875 for the three months ended June 30, 2022, a decrease of $139,966 or 12%. Research and Development expenses are primarily related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the three months ended June 30, 2023, was $1,219,533, as compared to other income of $1,389,955 for the three months ended June 30, 2022. Other expense for the three months ended June 30, 2023, was mainly driven by interest on the Company’s debt. Other income for the three months ended June 30, 2022, included one-time realized and unrealized gain on marketable securities of $2,075,125.

Provision for Income Taxes

During the three months ended June 30, 2023, the Company had income tax expense of $19,641 and a benefit of $247,941 for the three months ended June 30, 2022. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Income/(loss) from Discontinued Operations

For the three months ended June 30, 2023, the Company had income on discontinued operations of $13,281. This income is mainly related to the recognition of the royalties due from CXR, Inc. Losses on discontinued operations for the three months ended June 30, 2022, were $838,301 attributable to the operations of the Cemtrex brands discussed in Note 3.

Results of Operations – For the nine months ending June 30, 2023, and 2022

Total revenue for the nine months ended June 30, 2023, and 2022 was $42,773,779 and $33,268,316, respectively, an increase of $9,505,463, or 29%. Loss from continuing operations for the nine months ended June 30, 2023, was $4,835,914 compared to $7,781,049 for the nine months ended June 30, 2022, a decrease on the loss of $2,945,135, or 38%. Total revenue for the period increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services. Loss from continuing operations decreased due to increased revenues and improved gross profit margins as compared to the same period in the prior year.

Revenues

Our Security segment revenues for the nine months ended June 30, 2023, increased by $8,193,476 or 46% to $25,933,921 from $17,740,445 for the nine months ended June 30, 2022. This increase is due to an increased demand for the Security segment’s products and services.

Our Industrial Services segment revenues for the nine months ended June 30, 2023, increased by $1,311,987 or 8%, to $16,839,858 from $15,527,871 for the nine months ended June 30, 2022. This increase is mainly due to increased demand for the segment’s products and services.

Gross Profit

Gross Profit for the nine months ended June 30, 2023, was $18,859,530 or 44% of revenues as compared to gross profit of $12,032,138 or 36% of revenues for the nine months ended June 30, 2022.

Gross profit in our Security segment was $12,928,607 or 50% of the segment’s revenues for the nine months ended June 30, 2023, as compared to gross profit of $7,479,069 or 42% of the segment’s revenues for the nine-month period ended June 30, 2022. Gross profit as a percentage of revenues increased in the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022, due to price increases implemented throughout the segment in January 2023 in response to rising costs of our goods and a reduction in transportation costs in 2023, compared to the same period in 2022.

Gross profit in our Industrial Services segment was $5,930,923 or 35% of the segment’s revenues for the nine months ended June 30, 2023, as compared to gross profit of $4,553,069 or 29% of the segment’s revenues for the period ended June 30, 2022. Gross profit as a percentage of revenues increased in the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022, was primarily due to lower subcontractor costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2023, increased $361,229 or 2% to $16,456,602 from $16,095,373 for the nine months ended June 30, 2022. General and administrative expenses as a percentage of revenues were 38% and 48% of revenues for the nine-month periods ended June 30, 2023, and 2022, respectively. The increase in general and administrative expenses is mainly related to increased employee costs and insurance expenses.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2023, were $3,895,717 compared to $3,660,883 for the nine months ended June 30, 2022, an increase of $234,834 or 6%. Research and Development expenses are primarily related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Expense

Other expense for the nine months ended June 30, 2023, was $3,323,484, as compared to an expense of $304,872 for the nine months ended June 30, 2022. Other expense for the nine months ended June 30, 2023, was mainly driven by interest on the Company’s debt, offset by a one-time income related to employee retention credits of $416,502. Other expense for the nine months ended June 30, 2022, included the gain on the forgiveness of our PPP loans of $971,500 and the realized and unrealized gain on marketable securities of $2,235,738.

Provision for Income Taxes

During the nine months ended June 30, 2023, and 2022, the Company had income tax expense of $19,641 and a benefit of $247,941 on income taxes. The provision for income tax is based upon the projected income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s projected ability to utilize net loss carryforwards.

Loss from Discontinued Operations

The Company had losses on discontinued operations of $3,212,108. The losses are comprised of the $2,455,341 loss on the sale of Cemtrex Advanced Technologies, and Cemtrex XR, Inc. The net loss of $879,727 attributable to the operations of the Cemtrex brands, the recognition of discounted royalties of $33,875, and the net gain on the recovery of cash from Vicon Industries Ltd. of $89,085. Losses on discontinued operations for the nine months ended June 30, 2022, were $2,282,399 attributable to the operations of the Cemtrex brands discussed in Note 3.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital deficit was $967,489 at June 30, 2023, compared to working capital of $6,252,972 at September 30, 2022. This includes cash and equivalents and restricted cash of $6,434,112 at June 30, 2023, and $11,473,676 at September 30, 2022. The decrease in working capital was primarily due to the Company’s sale of assets and liabilities of discontinued operations and an increase in accounts payable, accrued expenses, and deferred revenue during the nine months ended June 30, 2023.

Cash used by operating activities for continuing operations for the six months ended June 30, 2023, and 2022 was $5,394,048 and $10,669,927, respectively. Cash provided by operating activities for discontinued operations for the nine months ended June 30, 2023, was $2,474,863, compared to providing cash of $41,562 for the nine months ended June 30, 2022.

Trade receivables increased by $2,108,539 or 39% to $7,507,755 at June 30, 2023, from $5,399,216 at September 30, 2022. The increase in trade receivables is attributable to increased sales in the Security segment.

Cash used by investment activities for continuing operations for the nine months ended June 30, 2023, was $735,265 compared to providing cash of $792,195 for the nine months ended June 30, 2022. Cash used by investing activities for discontinued operations for the nine months ended June 30, 2022, was $39,388. Investing activities for the nine months ended June 30, 2023, were driven by the Company’s purchase of property and equipment.

Cash used by financing activities for the nine months ended June 30, 2023, was $1,280,991 compared to providing cash of $5,902,298 for the nine months ended June 30, 2022. Financing activities were primarily driven by payments on the Company’s debt. Financing activities for the nine months ended June 30, 2022, were primarily driven by proceeds from the note payable issued in February of 2022.

While our working capital deficit and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Additionally, the Company has recently sold unprofitable brands, reducing the cash required to maintain those brands, reevaluated our pricing model on our Vicon brand to improve margins on those products, and has effected a reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improved our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans are sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. We currently do not have adequate cash to meet our short or long-term needs. The consolidated financial statements do not include any adjustments relating to this uncertainty.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on their evaluation, our management has concluded that as of June 30, 2023, our disclosure controls and procedures were not effective and there is a material weakness in our internal control over financial reporting. The material weakness relates to the Company lacking sufficient accounting personnel. The shortage of accounting personnel resulted in the Company lacking entity level controls around the review of period-end reporting processes, accounting policies and public disclosures. Additionally, the Company’s current processes and systems do not provide for necessary timely reconciliation of certain accounts and sufficient consideration regarding recoverability of certain assets. This deficiency is common in small companies, similar to ours, with limited personnel.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2023, were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

None.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K filed with the SEC on December 28, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2023,161,718 shares of the Company’s common stock have been issued to satisfy $487,716 of notes payable, $662,284 in accrued interest, and $276,151 of excess value of shares issued recorded as interest expense.

During the nine months ended June 30, 2023, 22,017 shares of the Company’s common stock have been issued in exchange for services valued at $141,872.

Subsequent to the reporting period, the Company issued an aggregate of 32,488 shares of common stock to settle $200,000 of notes payable and accrued interest, and $25,792 of excess value of shares issued recorded as interest expense.

Subsequent to the reporting period, the Company issued an aggregate of 8,086 shares of common stock in exchange for services valued at $53,125.

Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
Certificate of Amendment of Certificate of Incorporation, dated January 12, 2023 (7)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023. (5)
10.2	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A. dated February 24, 2023 (5)
10.3	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LLC dated May 3, 2023 (5)
10.4	Securities Purchase Agreement dated June 1, 2020 (18)
10.5	Securities Purchase Agreement dated June 9, 2020 (19)
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
10.7	Securities Purchase Agreement dated February 22, 2022 (15)
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022. (15)
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.10	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022 (22)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022. (21)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form 10-Q filed on May 11, 2023.
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K filed on January 20, 2023.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016, and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 10-Q filed on May 16, 2022.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.
21	Incorporated by reference from Form 8-K filed on October 4, 2022.
22	Incorporated by reference from Form 8-K filed on November 29, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: August 10, 2023	By:	/s/ Saagar Govil.
Saagar Govil
Chief Executive Officer

Dated: August 10, 2023		/s/ Paul J. Wyckoff.
Paul J. Wyckoff
Interim Chief Financial Officer
and Principal Financial Officer

