Form 10-K
period 2023-09-30
CEMTREX INC
filed 2023-12-28
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2023

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☒	Smaller reporting company ☒

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2023, the number of the registrant’s common stock held by non-affiliates of the registrant was 722,274 and the aggregate market value $5,944,315 based on the average bid and asked price of $8.23 on March 31, 2023.

As of December 26, 2023, the registrant had 1,055,636 shares of common stock outstanding.

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

ITEM 1. BUSINESS

Overview

Cemtrex, Inc. was incorporated in 1998 in the state of Delaware and has evolved through strategic acquisitions and internal growth into a leading multi-industry company. Unless the context requires otherwise, all references to “we”, “our”, “us”, “Company”, “registrant”, “Cemtrex” or “management” refer to Cemtrex, Inc. and its subsidiaries.

During the first quarter of fiscal year 2023, the Company reorganized its reporting segments to be in line with its current structure consisting of (i) Security, (ii) Industrial Services, and (iii) Cemtrex Corporate.

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

Industrial Services

Cemtrex’s Industrial Services segment operates under the brand, Advanced Industrial Services (“AIS”), which offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. AIS installs high precision equipment in a wide variety of industrial markets like automotive, printing and graphics, industrial automation, packaging, and chemicals, among others. AIS is a leading provider of reliability-driven maintenance and contracting solutions for machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

Cemtrex Corporate

Cemtrex’s Corporate segment is the holding company of our other two segments.

Recent Developments

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

On November 22, 2022, the Company completed the above disposition for the following consideration.

●	Cemtrex XR, Inc.

○	$895,000 comprised of:

■	$75,000 in cash payable at Closing; and
■	5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next three years; and should the total sum of royalties due be less than $820,000 at the end of the three-year period, Purchaser shall be obligated to pay the difference between $820,000 and the royalties paid.

●	Cemtrex Advanced Technologies, Inc.

○	$10,000 in cash payable at Closing; and
○	5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next 5 years; and
○	$1,600,000 in SAFE (common equity) at any subsequent fundraising or exit above $5,000,000 with a $10,000,000 cap.

The Company’s Board of Directors, excluding Saagar Govil who abstained from all voting on these agreements, approved these actions and agreements.

Acquisition of Heisey Mechanical

On July 1, 2023, the Company under AIS, completed the acquisition of a leading service contractor and steel fabricator that specializes in industrial and water treatment markets, Heisey Mechanical, Ltd. (“Heisey”) based in Columbia, Pennsylvania for $2,400,000 plus adjustments for the outstanding contract assets and liabilities of $393,291. The real estate of the business was purchased at fair market value on August 30, 2023, for $1,500,000 in a separate transaction.

Heisey provides the water treatment industry with a variety of fabricated vessels and equipment including ASME pressure vessels, heat exchangers, mix tanks, reactors, and other specialized fabricated equipment. Additionally, the contracting team assists with installation and service of fabricated items. The company has over 33,000 square feet of manufacturing floor space in its facility and an experienced staff of fabricators, welders, and field mechanics.

The purchase price allocation presented below is still preliminary but has been developed based on an estimate of fair values of Heisey’s identifiable tangible and intangible assets acquired and liabilities assumed as of July 1, 2023. The final allocation of the purchase price will be determined within one year from the closing date of the Heisey acquisition.

The consideration transferred and preliminary allocation of Heisey’s tangible and intangible assets and liabilities, are as follows:

Consideration Transferred:
Cash	$393,291
Seller’s note	240,000
Financed amount	2,160,000
Total consideration transferred	$2,793,291

Purchase Price Allocation:
Inventory	300,000
Contract assets	667,259
Machinery and equipment	1,625,000
Contract liabilities	(216,469)
Accrued expenses	(57,499)
Goodwill	475,000
Total consideration transferred	$2,793,291

The pro forma summary below presents the results of operations as if the Heisey acquisition occurred on October 1, 2021. Proforma adjustments for the twelve months ended September 30, 2023, includes $127,800 of depreciation expense from acquired fixed assets, $127,883 of interest expense on the debt used in the acquisition. Proforma adjustments for the twelve months ended September 30, 2022, includes $255,600 of depreciation expense from acquired fixed assets, $81,140 of interest expense on the debt used in the acquisition. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Cemtrex’s future consolidated results of operations.

	Unaudited
	For the year ended
	September 30, 2023	September 30, 2022

Revenues	$66,274,838	$53,970,595
Net loss	(9,173,748)	(13,038,817)

On August 30, 2023, the Company acquired a mortgage in the amount of $1,200,000 from Fulton Bank to finance the purchase of the properties formerly owned by Heisey Mechanical Ltd. The mortgage carries interest at the Secured Overnight Financing Rate (SOFR) plus 2.8% and matures on September 30, 2043.

Common Stock Reverse Stock Split

On January 25, 2023, the Company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split.

Notice of Delisting, Extension of cure period, and Subsequent Compliance

Series 1 Preferred Stock

On July 29, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Series 1 preferred stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On January 26, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, it had been granted an additional 180 days or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On September 8, 2023, Cemtrex Inc. (the “Company”) received a letter from the Nasdaq Hearings Panel (“Panel”) informing the Company that the Panel has granted the Company a temporary exception to regain compliance with The Nasdaq Stock Market LLC’s (“Nasdaq” or the “Exchange”) Listing Rule 5555(a)(1) (the “Bid Price Rule”) by no later than January 19, 2024. The Company has announced a special meeting of Series 1 Preferred stock shareholders scheduled for December 26, 2023, to approve the reverse stock split. On December 26, 2023, the Company held the meeting but failed to establish a quorum and has adjourned the meeting to December 29, 2023.

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

We continue to seek and execute additional strategic acquisitions and focus on expanding our products and services as well as entering new markets. We believe that the diversity of our products and services and our ability to deliver full solutions to a variety of end markets provides us with multiple sources of income and growth and a competitive advantage relative to other players in the industry. We constantly look for opportunities to gain new customers and penetrate geographic locations and end markets or acquire new product or service opportunities through acquisitions that are operationally and financially beneficial for the Company.

Suppliers

The Company is not solely dependent on, nor expects to become overtly dependent on, any one or a limited number of suppliers. The Company also utilizes sub-suppliers and third-party vendors to procure from or fabricate its components based on its design, engineering, and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts.

Competition

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

Intellectual Property

Over the years, the Company has developed proprietary technologies that give it an edge in competing with its competitors. Thus, the Company relies on a combination of trade secrets and know-how to protect its intellectual property. The Company currently has multiple patents and patent claims that it owns. Cemtrex continues to invest in research and development with the intention of developing proprietary technology and intellectual property as allowed by its financial resources.

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

The Company’s sales representatives also serve as an ongoing liaison function between the Company and its customers during the installation phase of the products and systems and address customers’ questions or concerns arising thereafter. The Company selects representatives based upon industry reputation, prior sales performance including number of prospective leads generated and sales closure rates, and the breadth of territorial coverage, among other criteria.

Technical inquiries received from potential customers are referred to the engineering personnel. Thereafter, the Company’s sales and engineering personnel jointly prepare a budget proposal, or a final bid. The period between initial customer contact and issuance of an order is generally between two and twelve months.

Customers

The Company’s principal customers in its Security segment are generally system integrators or channel partners who then sell our products and solutions to our end customers including, government agencies or commercial businesses. Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. The Company’s principal customers in its Industrial Services segment include businesses engaged in manufacturing, chemical, packaging, printing, electronics, automotive, construction, and metallurgical processing. No one single customer accounts for more than 10% of its annual sales.

For the Security segment, the Company is responsible for the design, production, supply, and delivery of products to its customers. In order to satisfy customer orders, in both segments, the Company must consistently meet production deadlines and maintain a high standard of quality.

Insurance

The Company currently maintains different types of insurance, including general property coverage, and directors and officers’ insurance. The Company also maintains product liability insurance with respect to its products and equipment. Management believes that the insurance coverage that it has is adequate for its current business needs.

Employees

The Company employs approximately 328 full-time employees and approximately 5 part-time employees as of the date of this Annual Report, including 118 engaged in engineering, 129 in manufacturing and field service and 86 in administrative, sales and marketing functions.

Government Regulation

The Company’s operations are subject to certain foreign, federal, state and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Our business, reputation, results of operations, financial condition and stock price can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, our business, reputation, results of operations, financial condition and stock price can be materially and adversely affected.

Because of the following factors, as well as other factors affecting the Company’s results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements.

You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including the consolidated audited financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future development.

Risks Related to Macroeconomics Conditions and International Operations

Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can materially adversely affect our business, results of operations and financial condition.

Adverse macroeconomic conditions, including slow growth or recession, high unemployment, inflation, tighter credit, higher interest rates, and currency fluctuations, can adversely impact consumer confidence and spending and materially adversely affect demand for our products and services. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, financial market volatility, declines in income or asset values, and other economic factors.

In addition to an adverse impact on demand for our products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, contract manufacturers, logistics providers, distributors, and other channel partners, and developers. Potential outcomes include financial instability; inability to obtain credit to finance business operations; and insolvency.

Adverse economic conditions can also lead to increased credit and collectability risk on our trade receivables; the failure of derivative counterparties and other financial institutions; limitations on our ability to issue new debt; reduced liquidity; and declines in the fair values of our financial instruments. These and other impacts can materially adversely affect our business, results of operations, financial condition and stock price.

Our business can be impacted by political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.

Political events, trade and other international disputes, war, terrorism, natural disasters, public health issues (such as COVID-19), industrial accidents and other business interruptions can harm or disrupt international commerce and the global economy and could have a material adverse effect on us and our customers, suppliers, contract manufacturers, logistics providers, distributors, and other channel partners.

Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect our operations and supply chain and limit our ability to offer and distribute products and services to customers. The impact can be particularly significant if these restrictive measures apply to countries and regions where we derive a significant portion of our revenues and/or have significant supply chain operations. Restrictive measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures. For example, tensions between governments, including the U.S. and China, have in the past led to tariffs and other restrictions being imposed on our business. If disputes and conflicts further escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially adversely affect our business. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could adversely affect our business.

Many of our operations and facilities, as well as critical business operations of our suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond our control. Global climate change is resulting in certain types of natural disasters, such as droughts, floods, hurricanes and wildfires, occurring more frequently or with more intense effects. Such events can make it difficult or impossible for us to manufacture and deliver products to our customers, create delays and inefficiencies in our supply and manufacturing chain, and result in slowdowns and outages to our product and service offerings, and negatively impact consumer spending and demand in affected areas. Following an interruption to our business, we can require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales.

Our operations are also subject to the risks of industrial accidents at our suppliers and contract manufacturers. While our suppliers are required to maintain safe working environments and operations, an industrial accident could occur and could result in serious injuries or loss of life, disruption to our business, and harm to our reputation. Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, us due to their impact on the global economy and demand for consumer products; the imposition of protective public safety measures, such as stringent employee travel restrictions and limitations on freight services and the movement of products between regions; and disruptions in our operations, supply chain and sales and distribution channels, resulting in interruptions to the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

Our international operations accounted for approximately 9.2% of our net sales in 2023. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

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

Risks Related to our Financial Condition

There is no guarantee that cash flow from operations and/or debt and equity financings will provide sufficient capital to meet our expansion goals working capital needs or fund our operations.

Our current strategic plan includes the expansion of our company both organically and through acquisitions if market conditions and competitive conditions allow. Due to the long-term nature of investments in acquisitions and other financial needs to support organic growth, including working capital, we expect our long-term and working capital needs to periodically exceed the short-term fluctuations in cash flow from operations. We anticipate that we may need to raise additional external capital from the sale of common stock, preferred stock and debt instruments as market conditions may allow, in addition to cash flow from operations (which may not always be sufficient), to fund our growth and working capital needs.

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

We have incurred net losses, including net losses attributable to Cemtrex, Inc. shareholders of $9.2 million in 2023, $13.0 million in 2022, and $7.8 million in 2021. We have an accumulated deficit of $64.2 million as of September 30, 2023. We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

The Company is exposed to credit risk, market risk, and fluctuations in the value of its investment portfolio.

The Company may, from time to time invest excess cash that the Company has on hand in large cap securities listed on major exchanges, including stocks and options. The Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations or other factors.

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

As of September 30, 2023, our total indebtedness was approximately $24.4 million, including notes payable of $18.1 million, mortgage payable of $3.4 million, vendor financed purchase of $0.7 million, and bank loans of $2.2 million, including $0.9  million of PPP loans that the Company expects to be forgiven. By comparison, as of September 30, 2022, our total indebtedness was approximately $20.6 million, including notes payable of $17.7 million, mortgage payable of $2.3 million, and bank loans of $0.6 million, including $0.1 million of PPP loans. For 2023 and 2022 approximately $14.5 million and $16.9 million, respectively, of such debt is classified as current. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

Currently, the Company has the following business segments, consisting of (i) Security, (ii) Industrial Services, and (iii) Cemtrex Corporate. Within these segments there are a number of technologies that we are pursuing, as discussed in this annual report under “Item 1. Business.” There is a risk that one or more of our technologies will not be successful in generating revenue to sustain the expenditures associated with its existence. Moreover, having multiple business segments may present challenges, such as fluctuations in our operating results, using the company’s limited resources on less worthy business pursuits, and distracting management from obtaining its goals with respect to our overall operations. If we are unable to establish our technologies in the market, and overcome the challenges of doing so, we could go out of business.

As we continuously review our portfolio of businesses we may exit or enter into new business activities which may ultimately prove to be unsuccessful.

Our future operating results depend in part on continued successful research, development and marketing of new and improved products and services through our Security segment, and there can be no assurance that we will successfully introduce new products and services into the market.

The success of new and improved products and services through our Security segment depends on our research and development efforts and the initial acceptance of our products and solutions by consumers. Our business is affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research and development, production and/or marketing of new products and services due to lack of capital, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

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

We operate in a cyclical business, which could result in significant fluctuations in demand for our products.

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

We face an inherent risk of product liability exposure related to the sale of our products and the future sale of planned products. We may be sued if any of our products allegedly causes injury. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that our product or planned products caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

■	decreased demand for our product or any planned products that we may develop;
■	injury to our reputation and significant negative media attention;

■	significant costs to defend the related litigation and distraction to our management team;
■	substantial monetary awards to plaintiffs;
■	loss of revenue; and
■	the inability to commercialize any future products that we may develop.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2023, that our internal control over financial reporting were effective.

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

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

■	difficulties integrating personnel from acquired entities and other corporate cultures into our business;
■	difficulties integrating information systems;
■	the potential loss of key employees of acquired companies;
■	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or
■	the diversion of management attention from existing operations.

Risks Related to Our Management and Control Persons

The loss of the services of Saagar Govil for any reason would materially and adversely affect our business operations and prospects.

Our financial success is dependent to a significant degree upon the efforts of Saagar Govil, our Chairman, President and Chief Executive Officer. Saagar Govil possesses management, financial expertise, engineering, sales and marketing experience concerning our company that our other officers do not have. We have not entered into an employment arrangement with Mr. Govil, and we have not obtained key man insurance over him. There can be no assurance that Saagar Govil will continue to provide services to us. A voluntary or involuntary departure by Saagar Govil could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for them in a timely manner.

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

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series 1 preferred stock before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and Series 1 preferred stock, to pay anything to common stockholders. As of September 30, 2023, we had total consolidated debt of approximately $37.8 million and 2,293,116 shares issued and 2,229,016 shares of Series 1 preferred stock outstanding. Any liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on holders of our common stock.

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

Our board of directors declared a one-time cash dividend on our common stock in April 2017. The terms of our series 1 preferred stock provide for the payment of semiannual dividends on the last day of March and September in each year, which began in March 2017. No other cash dividends have been declared or paid by us on our stock during either of the two most recent fiscal years or the period through the date of this Annual Report. Other than with respect to our series 1 preferred stock, our board of directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of cash, is in the best interests of the stockholders. Such decisions are based on the facts and circumstances then existing including, without limitation, our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. As a result, we cannot predict when, or whether, another dividend on our common stock will be declared in the future.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If the price of our Common Stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore shareholders may have difficulty selling their shares.

Although our Common Stock and Series 1 Preferred Stock are listed on the Nasdaq Capital Market, the exchange may subsequently delist our Common Stock or Series 1 Preferred Stock if we fail to comply with ongoing listing standards.

Although our Common Stock and Series 1 Preferred Stock are listed on the Nasdaq Capital Market, the exchange will require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock and Series 1 Preferred Stock. If we fail to meet these continued listing requirements, our Common Stock and/or our Series 1 Preferred stock may be subject to delisting. If our Common Stock and/or our Series 1 Preferred Stock are delisted and we are not able to list such Common Stock or Series 1 Preferred Stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market; However, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and Series 1 Preferred Stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. Even though our securities are listed on the Nasdaq Capital Market, there can be no assurance that an active trading market for our securities will develop or be sustained after our initial listing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Not Applicable.

ITEM 2. PROPERTIES

The Company has the following properties:

The Company has its corporate headquarters in Hauppauge, New York as part of the office and warehouse space discussed below.

The Company’s Industrial Services segment owns approximately (i) 25,000 square feet of warehouse space in Manchester, PA (ii) approximately 43,000 square feet of office and warehouse space in York, PA (iii) approximately 33,500 square feet of office and warehouse space and 0.71 acres of land in a non-contiguous lot utilized for outdoor storage space in Columbia, PA. The Industrial Services segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $5,099 expiring on August 31, 2025.

The Company’s Security segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $5,810 (INR473,415) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, NY from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii) approximately 911 square feet of office space in Clovis, CA on a month-to-month lease at a monthly rent of $4,930, and (iv) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $9,821 (£7,669) which expires on March 24, 2031 and contains provisions to terminate in 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX.”

As of December 26, 2023, the Company had 70 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 and 50,000,000 shares of common stock, $0.001 par value per share. On December 26, 2023, there were 1,055,636 shares of common stock issued and outstanding, 2,408,053 shares of Series 1 preferred stock issued and 2,343,953 shares outstanding, and 50,000 shares of Series C preferred stock issued and outstanding.

As reported by NASDAQ Capital Markets, on December 26, 2023, the closing sales price of the Company’s Common Stock was $5.40 per share.

Dividend Policy

Our board of directors declared a one-time cash dividend on our common stock in April 2017. The terms of our series 1 preferred stock provide for the payment of semiannual dividends on the last day of March and September in each year, which began in March 2017. No other cash dividends have been declared or paid by us on our stock during either of the two most recent fiscal years or the period through the date of this Annual Report. Other than with respect to our series 1 preferred stock, our board of directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of cash, is in the best interests of the stockholders. Such decisions are based on the facts and circumstances then existing including, without limitation, our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. As a result, we cannot predict when, or whether, another dividend on our common stock will be declared in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of September 30, 2023, regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans (1)
	(a)	(b)	(c)
Approved by security holders
2020 Equity Compensation Plan	8,793	$13.65	1,991,207

Not approved by security holders
Options	20,003	$66.95
Total	28,796	$50.67	1,991,207

(1)	See more detailed information regarding our equity compensation plans in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended September 30,2023.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

For the fiscal year ended September 30, 2023, 213,894 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

For the fiscal year ended September 30, 2023, we issued 241,655 shares of common stock to satisfy $1,917,873 of notes payable and accumulated interest.

For the fiscal year ended September 30, 2023, we issued 30,103 shares of common stock in exchange for $215,800 of services to the Company.

On October 6, 2022, 115,037 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

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

ITEM 6. [RESERVED]

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

Significant Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 2 of the Consolidated Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Valuation of Goodwill

At September 30, 2023, the Company had approximately $4,400,000 of goodwill. As discussed in Note 2 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise. In accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Assessing the Company’s goodwill for impairment analyses is complex and highly judgmental due to the nature of qualitive assessment and, where necessary, the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate is sensitive to significant assumptions, such as future operating results, cash flows and the weighted average cost of capital. These significant assumptions are forward looking and could be materially affected by future market or economic conditions.

Related Parties

During fiscal year 2023, the Company sold two of its operating entities to Saagar Govil, Chairman of the Board, CEO, President and Secretary, additionally, there are transactions related to Ducon Industries, Inc. owned by Aron Govil, Founder, and former CFO and Executive director all of which are discussed in Note 17 of the consolidated financial statements. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Business Combinations

During fiscal year 2023, The Company acquired Heisey Mechanical, Ltd. As discussed in Note 1 of the consolidated financial statements. The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Please see Note 2 for detailed information regarding our significant accounting policies and estimates in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended September 30, 2023.

Results of Operations - For the fiscal years ending September 30, 2023 and 2022

Total revenue for the year ended September 30, 2023, increased by $14,341,782 or 32% to $59,368,562 from $45,026,780 for the year ended September 30, 2022. Net loss for the year ended September 30, 2023, decreased by $3,981,654 to $9,310,588 from $13,292,242 for the year ended September 30, 2022. Total revenue for the period increased, as compared to total revenue in the same period last year, due to increased demand for the Company’s products and services and $2,316,000 of additional revenue from the business related to the acquisition of Heisey Mechanical. Net loss decreased due to the increase in revenue, an impairment of goodwill and the write-off of related party receivables in the prior year.

Revenues

Our Security segment revenues for the years ended September 30, 2023, increased by $10,538,706 or 44%, to $34,359,470 from $23,820,764 for the year ended September 30, 2022. This increase is due to an increased demand for security technology products under our Vicon brand.

Our Industrial Services segment revenues for the year ended September 30, 2023, increased by $3,803,076 or 18%, to $25,009,092 from $21,206,016 for the year ended September 30, 2022. This increase is mainly due to an increased demand for the segment’s products and services and $2,316,000 of additional revenue from the business related to the acquisition of Heisey Mechanical.

Gross Profit

Gross Profit for the year ended September 30, 2023, was $25,685,826 or 43% of revenues as compared to gross profit of $16,565,928 or 37% of revenues for the year ended September 30, 2022.

Gross profit in our Security segment was $17,106,300 or 50% of the segment’s revenues for the year ended September 30, 2023, as compared to gross profit of $10,223,704 or 43% of the segment’s revenues for the year ended September 30, 2022. Gross profit as a percentage of revenues increased in the year ended September 30, 2023, compared to the year ended September 30, 2022, due to price increases implemented throughout the segment in January 2023 in response to rising costs of our goods and a reduction in transportation costs in 2023, compared to 2022.

Gross profit in our Industrial Services segment was $8,579,526 or 34% of the segment’s revenues for the year ended September 30, 2023, as compared to gross profit of $6,342,224 or 30% of the segment’s revenues for the year ended September 30, 2022. Gross profit as a percentage of revenues increased in the year ended September 30, 2023, compared to the year ended September 30, 2022, was primarily due to an increase in prices for our services and lower subcontractor costs.

General and Administrative Expenses

General and Administrative Expenses for the year ended September 30, 2023, increased by $994,785 or 4% to $24,006,490 from $22,934,555 for the year ended September 30, 2022. The increase in general and administrative expenses is mainly due to increases in salaries and wages, travel, and utilities.

Research and Development Expenses

Research and Development expenses for the year ended September 30, 2023, and 2022 were $3,267,994 and $4,444,488, respectively. The decrease in Research and Development expenses are primarily related to the Security Segment’s development of proprietary technology and next generation solutions associated with security and surveillance systems software which are nearing the production phase.

Other Income/(Expense)

Other income/(expense) for the year ended September 30, 2023, was $(4,489,605) as compared to $3,302,035 for the year ended 2022. Other income/(expense) for the year ended September 30, 2023, was mainly driven by interest expense on the Company’s debt and included an employee retention credit of $416,502. Other income/(expense) for the year ended September 30, 2022, included the following one-time items (i) the settlement with Securities and Exchange Commission, generated other expense of $2,200,000, (ii) other income resulting from the forgiveness of our PPP loans of $971,500. Additionally, the company had realized gains on marketable securities of $8,402,125.

Income Tax Benefit/(Expense)

During the fiscal year of 2023 we recorded an income tax expense of $394,272 compared to a benefit of $208,545 for the fiscal year of 2022. The increase in the expense for income tax is mainly due to an increase in the net income of the industrial services segment compared to the prior year.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $1,948,923 at September 30, 2023, compared to $6,252,972 at September 30, 2022. This includes cash and cash equivalents and restricted cash of $6,349,562 at September 30, 2023, and $11,473,676 at September 30, 2022, respectively. The decrease in working capital was primarily due to the decrease in the Company’s current assets of $2,474,726 and an increase in the Company’s current liabilities of $1,906,473. The primary reason for the decrease in current assets was the cash used for operations during the fiscal year and the decrease in assets of discontinued operations, while the primary reason for the increase in current liabilities was the increase in the Company’s accounts payable.

Operating activities for continuing operations used $4,724,305 for the year ended September 30, 2023, compared to using $16,262,531 of cash for the year ended September 30, 2022. Cash provided by operating activities for discontinued operations for the year ended September 30, 2023, was $2,491,581, compared to providing cash of $169,027 for the year ended September 30, 2022.

Trade receivables increased by $3,810,479 or 71% to $9,209,695 at September 30, 2023, from $5,399,216 at September 30, 2022. The increase in trade receivables is mainly due to increased revenues and receivables related to the business generated by the acquisition of Heisey.

Investing activities for continuing operations used $5,628,400 of cash during the year ended September 30, 2023, compared to $6,681,035 provided in the year ended September 30, 2022. Cash used by investing activities for discontinued operations for the year ended September 30, 2023, was $0, compared to using $70,908 for the year ended September 30, 2022. Investing activities for fiscal year 2023 were mainly driven by the purchase of property and equipment and the acquisition of Heisey Mechanical. Investing activities for fiscal year 2022 were mainly driven by the sale and purchase of marketable securities.

Financing activities provided $2,036,655 of cash for the year ended September 30, 2023, as compared to $5,022,537 provided in the year ended September 30, 2022. In fiscal 2023 our financing activities were mainly comprised of financing of the acquisition of Heisey and the building purchase. In fiscal 2022 our financing activities were mainly comprised of the proceeds on new debt.

The Company has incurred substantial losses of $9,196,875 and $13,020,958 for fiscal years 2023 and 2022, respectively, and has debt obligations over the next fiscal year of $14,507,711 and working capital of $1,948,923, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While the Company’s working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Additionally, the Company has recently sold unprofitable brands, reducing the cash required to maintain those brands, implemented a new pricing model on our Vicon brand which has improved margins on those products, has refinanced some debt to provide the Company with additional capital when needed, has effected a reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to raise capital through equity offerings and reduce the number of shares the Company may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans are sufficient to meet the capital demands of our current operations for at least the next twelve months, the is no guarantee that we will succeed.

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

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2023, that our internal control over financial reporting were effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the years ended September 30, 2023, and 2022, the Company engaged a third-party accounting firm to assist with entity level controls around the review of period-end reporting processes, accounting policies and public disclosures that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

As of the date of this Annual Report, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	37	Chairman of the Board of Directors,President,
276 Greenpoint Avenue, Suite 208		Chief Executive Officer, & Director
Brooklyn, NY 11222

Paul J. Wyckoff	54	Interim Chief Financial Officer
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Brian Kwon	37	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Manpreet Singh	40	Director
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Metodi Filipov	60	Director
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

Paul J. Wyckoff was appointed Cemtrex’s Interim Chief Financial Officer on January 28, 2021, where he is responsible for the Company’s financial planning, accounting, tax, and business process functions. Mr. Wyckoff has been with Cemtrex since March of 2014 when he joined as the Manager of Financial Reporting and since January of 2019 has served as the Company’s Corporate Controller. Prior to joining Cemtrex, Mr. Wyckoff was the Controller at Vaso Corporation (formerly Vasomedical, Inc.) a medical device distribution company based in Plainview, NY. Mr. Wyckoff has over 20 years of private accounting experience and holds a B.S. in Accounting from SUNY College at Old Westbury.

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

Meetings of the Board of Directors

During the fiscal year ended September 30, 2023, the Board of Directors held four meetings.

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

The Board will consider director candidates recommended by shareholders and will evaluate such director candidates in the same manner in which it evaluates candidates recommended by other sources, as described above. Recommendations must be in writing and mailed to Cemtrex, Inc., 135 Fell Ct. Hauppauge, NY 11788, Attention: Corporate Secretary, and include all information regarding the candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules promulgated by the SEC if the candidate were nominated by the Board of Directors (including such candidate’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected). The shareholder giving notice must provide (i) his or her name and address, as they appear on the Company’s books, and (ii) the number of shares of the Company which are beneficially owned by such shareholder. The Company may require any proposed nominee to furnish such other information it may require to be set forth in a shareholder’s notice of nomination which pertains to the nominee.

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

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended September 30, 2023, all Reporting Persons timely complied with all applicable filing requirements, except for one Form 4 report by Mr. Govil that was filed late.

Communications with Directors

Shareholders, associates of the Company and other interested parties may communicate directly with the Board of Directors, with the non-management Directors or with a specific Board member, by writing to the Board (or the non-management Directors or a specific Board member) and delivering the communication in person or mailing it to: Board of Directors, Privileged and Confidential, c/o Saagar Govil, CEO, Cemtrex, Inc., 135 Fell Ct. Hauppauge, NY 11788. Correspondence will be discussed at the next scheduled meeting of the Board of Directors, or as indicated by the urgency of the matter. From time to time, the Board of Directors may change the process by which shareholders may communicate with the Board of Directors or its members. Any changes in this process will be posted on the Company’s website or otherwise publicly disclosed.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Paul J. Wyckoff, Interim CFO. As of the date of this Annual Report, Saagar Govil and Paul J. Wyckoff are currently earning compensation from the Company. Paul J. Wyckoff was named Interim CFO on January 28, 2022. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2023, and 2022 by our executive officers.

				OPTION
PRINCIPAL AND POSITION	YEAR	SALARY	BONUS	AWARDS	OTHER	TOTAL
		($)	($)	($)	($)	($)
Saagar Govil	2023	600,000	-	-	45,803	645,803
Chairman od the Board	2022	600,000	-	-	37,534	637,534
Chief Executive Officer, and President

Paul J. Wyckoff	2023	150,000	-	-	12,291	162,291
Interim Chief Financial Officer	2022	97,615	-	-	4,557	102,172

Christopher C. Moore	2022	86,250	-	-	4,848	91,098
Former Chief Financial Officer

(1)	The Option Awards Column in the table above reflects the aggregate grant date fair value of the award granted in the year noted. Please see Options/SAR Grants in the Last Fiscal Year below for more information relating to this option grant.

(2)	Other compensation are amounts paid by the company for medical, dental, vision, and life insurance benefits.

NARRATIVE TO SUMMARY COMPENSATION TABLE

At this time, we do not have an employment agreement with Saagar Govil or Paul J. Wyckoff, though the Company may enter into such an agreement with them on terms and conditions usual and customary for the industry. All amounts paid to our officers in fiscal year end 2023 were approved by the Company’s board of directors. The Company does not currently have “key man” life insurance on Mr. Govil or Mr. Wyckoff.

PAY VERSUS PERFORMANCE

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss
(a)	(b) (1)	(c) (2)	(d)	(e) (4)	(f) (5)	(g) (6)
2023	$645,803	$641,648	$162,291	$162,291	$65.03	$(9,233,438)
2022	$637,534	$554,406	$96,635	$96,635	$18.10	$(13,292,242)

1.	The dollar amounts reported in column (b) are the amounts reported for Saagar Govil, Chairman of the Board, CEO, President and Secretary, for each of the corresponding years in the “Total” column of the in our Summary Compensation Table. Refer to the Summary Compensation Table above.
2.	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Govil, as computed in accordance with Item 402(v) of Regulation S-K and do not reflect the total compensation actually realized or received by Mr. Govil. In accordance with these rules, these amounts reflect “Total Compensation” as set forth in the Summary Compensation Table for each year, adjusted as shown below. Equity values are calculated in accordance with FASB ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant.
3.	The dollar amounts reported in column (d) represent the average of the amounts reported for our NEOs as a group (excluding Mr. Govil) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs included for these purposes in each applicable year are as follows: Paul J. Wyckoff, Interim Chief Financial Officer; Christopher Moore, Chief Financial Officer.
4.	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the NEOs as a group (excluding Mr. Govil), as computed in accordance with Item 402(v) of Regulation S-K. In accordance with these rules, these amounts reflect “Total Compensation” as set forth in the Summary Compensation Table for each year, adjusted as shown below.
5.	Total Shareholder Return (TSR) is calculated by dividing (a) the difference between our share price at the end of each fiscal year shown and the beginning of the measurement period, and the beginning of the measurement period by (b) our share price at the beginning of the measurement period. The beginning of the measurement period for each year in the table is September 30, 2021.
6.	The dollar amounts reported represent the amount of net income reflected in our audited financial statements for the applicable year.

Adjustments to Determine Compensation “Actually Paid” for [PEO][Non-PEO NEOs]	2023	2022
Deduction for Change in the Actuarial Present values reported under the “Change in Pension Value and Nonaualified Deferred Comoensation Earnimrn”‘ Column of the SCT	$-	$-
Increase for “Service Cost” for Pension Plans	$-	$-
Increase for “Prior Service Cost” for Pension Plans	$-	$-
Deduction for Amounts Reported under the “Stock Awards,, Column in the SCT	$-	$-
Deduction for Amounts Reported under the “Option Awards,, Column in the SCT	$-	$-
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year end	$-	$-
Increase for Fair Value of Awards Granted during year that vest during vear	$-	$-
Increase/deduction for Change in Fair value from prior Year-end to current Year-end of Awards Granted Prior to year that were Outstanding and Unvested as of Year-end	$(1,948.00)	$(53,747.00)
Increase/deduction for Change in Fair Value from Prior Year-end to Vesting Date of Awards Granted Prior to year that Vested during year	$(2,207.00)	$(29,381.00)
Deduction of Fair value of Awards Granted Prior to year that were Forfeited during year	$-	$-
Increase based upon Incremental Fair Value of Awards Modified during year	$-	$-
Increase based on Dividends or Other Earnings Paid durilling year prior to Vesting Date of Award	$-	$-
Total Adjustments	$(4,155.00)	$(83,128.00)

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2023:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	11,429	$56.00	2/25/2026
Saagar Govil	2,858	$67.20	2/25/2026
Saagar Govil	2,858	$80.64	2/25/2026
Saagar Govil	2,858	$96.77	2/25/2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 26, 2023, by:

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

As of December 26, 2023, 1,055,636 shares of Common Stock were issued and outstanding. In addition, there were 50,000 shares of Series C Preferred Stock outstanding which are entitled to vote 10,566,916 shares in the aggregate, all of which is held by Saagar Govil and 2,343,953 shares of Series 1 Preferred Stock outstanding which are entitled to vote 4,687,906 shares in the aggregate. Accordingly, there are a total of 16,310,458 shares outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 26, 2023, are deemed outstanding. Such shares, however, are not deemed as of December 26, 2023, outstanding for the purpose of computing the percentage ownership of any other person.

Percentage of
Name and Address				Issued Common	Percentage of
of Beneficial Owner	Title	Amount Owned		Stock (1)	voting stock (2)

Saagar Govil	Chairman of the Board,	59,012		6%	*
276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
Brooklyn, NY 11222	and President

Saagar Govil	Chairman of the Board,	132,298		—	1.6%
276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
Brooklyn, NY 11222	and President

Saagar Govil	Chairman of the Board,	50,000	(3)	—	89.7%
276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
Brooklyn, NY 11222	and President

Paul J. Wyckoff	Interim Chief Financial	—		—	*
276 Greenpoint Avenue, Suite 208	Officer
Brooklyn, NY 11222

Brian Kwon	Director	—		—	*
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Manpreet Singh	Director	—		—	*
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

Metodi Filipov	Director	—		—	*
276 Greenpoint Avenue, Suite 208
Brooklyn, NY 11222

	All directors and executive officers as a group (3 persons)	241,310	(4)	6%	66.5%

*	Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 1,055,636 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 1,055,636 shares of our Common Stock outstanding, the 10,566,916 votes that the Series C Preferred Stock is entitled to vote, and the 4,687,906 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	Pursuant to the Certificate of Designation of the Series C Preferred Stock, each issued and outstanding share of Series C Preferred Stock are entitled to the number of votes per share equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

(4)	Consists of actual amount of Common Stock, Series C, and Series 1 Preferred Stock owned. As described above each share of Series C is entitled to 211.33832 votes. Series 1 Preferred Stock is entitled to 2 votes per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Aside from the following, there have been no transactions since October 1, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K.

As of September 30, 2023, and September 30, 2022, there was $3,806 and $19,133, respectively, payable due to Ducon Technologies, Inc., which is controlled by Aron Govil, the Company’s Founder and Former Director and CFO. As of September 30, 2023, there were $638,410 of receivables due from Ducon Technologies, Inc. The Company has negotiated a payment agreement regarding past receivables and other liabilities due to Cemtrex, Inc. totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024. Receivables due of $708,512, which represents the amount due from Ducon to Cemtrex Technologies Pvt. Ltd. the Company’s subsidiary based in India had been written off to bad debt during fiscal year 2022 and appears on the Company’s consolidated statements of operations and comprehensive income/(loss) under general and administrative expenses.

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding a dispute over an alleged misappropriation of funds.

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

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due and during the year ended September 30, 2023, has recognized $704,893 of royalties due and will amortize the remaining amount over the period the royalties are due.

As of September 30, 2023, there was $528,717 in trade receivables due from these companies and $64,703 in accounts payables. Of these receivables $132,102 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and some subscription services that are set up on auto pay with a credit card. The remaining $396,615 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. During Fiscal year 2023, the Company recognized $1,522,102 of revenue from these companies. During fiscal year 2023, $38,027 of trade receivables were reserved for by the Company’s subsidiary Cemtrex Technologies Pvt. Ltd. Due to regulations by the Indian tax authority. The Company will keep this allowance in place but considers the debt to be collectable. These balances are presented on the Consolidated Balance Sheets under the captions “Trade receivables - related party” and “Accounts payable - related party”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2023, and 2022 by Grassi & Co. Certified Public Accountants the Company’s independent auditor:

	2023	2022
Audit Fees	$342,283	$276,848
Audit-Related Fees	84,255	10,429
Tax Fees	61,715	-
Totals	$488,252	$287,277

Audit fees principally include fees for the audit of our consolidated financial statements included in our annual report on Form 10-K and the review of financial statements included in our quarterly reports on Form 10-Q.

Audit-related fees consist of fees for other attestation and related services that are reasonably related to the performance of the audit or review of our financial statements. For fiscal year 2023, these fees primarily related to the audit of the historical financials of Heisey Mechanical, Ltd.. For fiscal year 2022, these fees primarily related to providing consent to various company filings with the Securities and Exchange Commission.

Tax fees consist of tax compliance services.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit No.	Description
2.2	Stock Purchase Agreement regarding the stock of Advanced Industrial Services, Inc., AIS Leasing Company, AIS Graphic Services, Inc., and AIS Energy Services, LLC, Dated December 15, 2015. (8)
3.1	Certificate of Incorporation of the Company.(1)
3.2	By Laws of the Company.(1)
3.3	Certificate of Amendment of Certificate of Incorporation, dated September 29, 2006.(1)
3.4	Certificate of Amendment of Certificate of Incorporation, dated March 30, 2007.(1)
3.5	Certificate of Amendment of Certificate of Incorporation, dated May 16, 2007.(1)
3.6	Certificate of Amendment of Certificate of Incorporation, dated August 21, 2007.(1)
3.7	Certificate of Amendment of Certificate of Incorporation, dated April 3, 2015.(3)
3.8	Certificate of Designation of the Series A Preferred Shares, dated September 8, 2009.(2)
3.9	Certificate of Designation of the Series 1 Preferred Stock.(11)
3.10	Certificate of Amendment of Certificate of Incorporation, dated September 7, 2017 (12)
3.11	Certificate of Correction to the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of Cemtrex, Inc (6)
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares, dated March 30, 2020.(16)
3.13	Certificate of Amendment of Certificate of Incorporation, dated July 29, 2020 (20)
3.14	Certificate of Correction of Certificate of Incorporation, dated July 29, 2021, filed October 7, 2020 (9)
3.15	Certificate of Amendment of Certificate of Incorporation, dated January 12, 2023 (7)
4.1	Form of Subscription Rights Certificate. (10)
4.2	Form of Series 1 Preferred Stock Certificate. (10)
4.3	Form of Series 1 Warrant. (10)
4.4	Form of Common Stock Purchase Warrant, dated March 22, 2019. (14)
4.5*	Description of Registrant’s Securities
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023. (5)
10.2	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A. dated February 24, 2023 (5)
10.3	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LLC dated May 3, 2023 (5)
10.4	Securities Purchase Agreement dated June 1, 2020 (18)
10.5	Securities Purchase Agreement dated June 9, 2020 (19)
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021 (13)
10.7	Securities Purchase Agreement dated February 22, 2022 (15)
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022. (15)
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.10	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022 (22)
10.12	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023 (23)
10.13	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A. (23)
10.14	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LLC (23)
10.15	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.16	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022 (22)
10.17	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil (22)
10.18	Asset Purchase Agreement, dated as of June 7, 2023, by and among Heisey Mechanical, Ltd., a Pennsylvania corporation (“Seller”), and Andreas Heisey, an individual residing in the Commonwealth of Pennsylvania (“the “Shareholder” and collectively with the Seller, the “Seller Parties”) and Advanced Industrial Services, Inc., a Pennsylvania corporation (“Buyer”). (24)
14.1	Corporate Code of Business Ethics.(4)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022. (21)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
1	Incorporated by reference from Form 10-12G filed on May 22, 2008.
2	Incorporated by reference from Form 8-K filed on September 10, 2009.
3	Incorporated by reference from Form 8-K filed on August 22, 2016.
4	Incorporated by reference from Form 8-K filed on July 1, 2016.
5	Incorporated by reference from Form 10-Q filed on May 11, 2023.
6	Incorporated by reference from Form 8-K filed on June 12, 2019.
7	Incorporated by reference from Form 8-K filed on January 20, 2023.
8	Incorporated by reference from Form 8-K/A filed on September 26, 2016.
9	Incorporated by reference from Form 10-Q filed on May 28, 2021.
10	Incorporated by reference from Form S-1 filed on August 29, 2016 and as amended on November 4, 2016, November 23, 2016, and December 7, 2016.
11	Incorporated by reference from Form 8-K filed on January 24, 2017.
12	Incorporated by reference from Form 8-K filed on September 8, 2017.
13	Incorporated by reference from Form 8-K filed on February 26, 2021.
14	Incorporated by reference from Form 8-K filed on March 22, 2019.
15	Incorporated by reference from Form 10-Q filed on May 16, 2022.
16	Incorporated by reference from Form 8-K filed on April 1, 2020.
17	Incorporated by reference from Form 8-K filed on March 9, 2020.
18	Incorporated by reference from Form 8-K filed on June 4, 2020.
19	Incorporated by reference from Form 8-K filed on June 12, 2020.
20	Incorporated by reference from Form 10-K filed on January 5, 2021.
21	Incorporated by reference from Form 8-K filed on October 4, 2022.
22	Incorporated by reference from Form 8-K filed on November 29, 2022.
23	Incorporated by reference from Form 10-Q filed on May 11, 2023.
24	Incorporated by reference from Form 8-K filed on December 6, 2023.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

December 28, 2023	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

December 28, 2023	By:	/s/ Paul J. Wyckoff
Paul J. Wyckoff,
Interim CFO (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 28, 2023	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

December 28, 2023	By:	/s/ Paul J. Wyckoff
Paul J. Wyckoff,
Interim CFO (Principal Financial and Accounting Officer)

December 28, 2023	By:	/s/ Brian Kwon
Brian Kwon,
Director

December 28, 2023	By:	/s/ Manpreet Singh
Manpreet Singh,
Director

December 28, 2023	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cemtrex, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cemtrex, Inc. and Subsidiaries (the Company) as of September 30, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has sustained net losses and has significant short-term debt obligations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Valuation of Goodwill

Description of the matter

At September 30, 2023, the Company had approximately $4.4 million of goodwill. As discussed in Note 1 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise.

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

How we addressed the matter

We obtained an understanding of controls over the Company’s goodwill impairment evaluation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures to test the Company’s goodwill impairment analyses included evaluating the reasonableness of the Company’s qualitative assessments and its estimated fair value of the reporting units. In evaluating estimated fair value of reporting units we, among other items, evaluated management’s significant assumptions described above and used within the fair value method, and tested the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in assessing fair valuation methodologies utilized in the Company’s goodwill impairment analyses and to assist in evaluating certain assumptions utilized in the analyses, including discount rates.. We assessed the historical accuracy of management’s projected cash flows, where applicable, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. Finally, we assessed the adequacy of the disclosures in the consolidated financial statements.

Related Party Receivables

Description of the matter

At September 30, 2023, the Company had approximately $2.6 million of related party receivables. These receivables are made up of $1.1 million of trade receivables, $0.8 million of a note receivable, and $0.7 million of royalty receivable. The related party nature of these receivables and associated disclosures are material to the financial statements and of a highly sensitive nature.

How we addressed the matter

We obtained an understanding of controls over the Company’s accounting and disclosures for related party transactions.

Our audit procedures primarily included the following:

●	Obtaining an understanding of certain related party transaction by reading relevant agreements, as applicable;
●	In certain instance, obtaining confirmations from the related parties to affirm the existence of the open receivable and personal guarantees, as applicable;
●	Performing other audit procedures on certain open balances including, among other things, vouching to invoices from the related parties and source documentation representing subsequent cash collections of such receivables;
●	Scanning subledgers and documentation obtained in other audit areas for known related parties; and,
●	Finally, we evaluated the Company’s disclosures related to the matters described above.

/s/ Grassi & Co, CPAs, P.C.

We have served as the Company’s auditor since 2021.

Jericho, New York

December 28, 2023,

Auditor PCAOB ID Number 606

Cemtrex Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2023	2022
Assets
Current assets
Cash and equivalents	$5,329,910	$9,895,761
Restricted cash	1,019,652	1,577,915
Short-term investments	13,663	13,721
Trade receivables, net	9,209,695	5,399,216
Trade receivables - related party	1,143,342	-
Inventory –net of allowance for inventory obsolescence	8,739,219	8,487,817
Contract assets	1,739,201	781,819
Prepaid expenses and other assets	2,098,359	1,639,825
Assets of discontinued operations	-	3,971,693
Total current assets	29,293,041	31,767,767

Property and equipment, net	9,218,701	5,280,442
Right-of-use assets	2,287,623	2,641,198
Royalties receivable - related party	674,893	-
Note receivable - related party	761,585	761,585
Goodwill	4,381,891	3,906,891
Other	1,836,009	1,399,745
Total Assets	$48,453,743	$45,757,628

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$6,196,406	$3,050,937
Accounts payable - related party	68,509	19,133
Sales tax payable	35,829	20,095
Short-term liabilities, net of unamortized original issue discounts	14,507,711	16,894,743
Lease liabilities - short-term	741,487	754,495
Deposits from customers	57,434	73,144
Accrued expenses	2,784,390	2,251,093
Contract liabilities	980,319	369,890
Deferred revenue	1,583,406	1,181,198
Accrued income taxes	388,627	94,848
Liabilities of discontinued operations	-	805,219
Total current liabilities	27,344,118	25,514,795
Long-term liabilities
Loans payable to bank	1,909,739	110,331
Long-term lease liabilities	1,607,202	1,822,468
Notes payable	4,679,743	-
Mortgage payable	3,289,303	2,160,169
Other long-term liabilities	501,354	807,898
Paycheck Protection Program Loans	50,563	97,120
Deferred Revenue - long-term	727,928	607,309
Total long-term liabilities	12,765,832	5,605,295
Total liabilities	40,109,950	31,120,090

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,293,016 shares issued and 2,228,916 shares outstanding as of September 30, 2023 and 2,079,122 shares issued and 2,015,022 shares outstanding as of September 30, 2022 (liquidation value of $10 per share)	2,293	2,079
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2023 and September 30, 2022	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 1,045,789 shares issued and outstanding at September 30, 2023 and 754,711 shares issued and outstanding at September 30, 2022	1,046	755
Additional paid-in capital	68,881,705	66,641,698
Accumulated deficit	(64,125,895)	(54,929,020)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at September 30, 2023 and September 30, 2022	(148,291)	(148,291)
Accumulated other comprehensive income	3,076,706	2,377,525
Total Cemtrex stockholders’ equity	7,687,614	13,944,796
Non-controlling interest	656,179	692,742
Total liabilities and stockholders’ equity	$48,453,743	$45,757,628

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	September 30, 2023	September 30, 2022

Revenues	$59,368,562	$45,026,780
Cost of revenues	33,682,736	28,460,852
Gross profit	25,685,826	16,565,928
Operating expenses
General and administrative	23,929,340	22,934,555
Research and development	3,267,994	4,444,488
Goodwill impairment	-	3,316,000
Total operating expenses	27,197,334	30,695,043
Operating loss	(1,511,508)	(14,129,115)
Other (expense)/income
Other income, net	476,693	7,180,738
Interest expense	(4,966,298)	(3,878,703)
Total other (expense)/income, net	(4,489,605)	3,302,035
Net loss before income taxes	(6,001,113)	(10,827,080)
Income tax (expense)/benefit	(394,272)	209,345
Loss from Continuing operations	(6,395,385)	(10,617,735)
Loss from discontinued operations, net of tax	(2,838,053)	(2,674,507)
Net loss	(9,233,438)	(13,292,242)
Less loss in noncontrolling interest	(36,563)	(271,284)
Net loss attributable to Cemtrex, Inc. stockholders	$(9,196,875)	$(13,020,958)
Loss per share - Basic & Diluted
Continuing Operations	$(7.68)	$(14.83)
Discontinued Operations	$(3.26)	$(3.77)
Weighted Average Number of Shares-Basic & Diluted	870,121	709,488

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the year ended
	September 30, 2023	September 30, 2022
Other comprehensive loss
Net loss	$(9,233,438)	$(13,292,242)
Foreign currency translation gain/(loss)	699,181	(518,927)
Comprehensive loss	(8,534,257)	(13,811,169)
Less comprehensive income attributable to noncontrolling interest	(36,563)	(271,284)
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(8,497,694)	$(13,539,885)

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.001
							Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income(loss)	Equity	interest
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	754,711	$755	$66,641,698	$(54,929,020)	$(148,291)	$2,377,525	$13,944,796	$692,742
Foreign currency translation gain/(loss)										699,181	699,181
Share-based compensation							106,839				106,839
Shares issued to pay notes payable					241,655	242	1,917,631				1,917,873
Dividends paid in Series 1 preferred shares	213,894	214					(214)				-
Income/(loss) attributable to noncontrolling interest											-	(36,563)
Shares issued to pay for services					30,103	30	215,770				215,800
Additional rounding shares issued for reverse stock split					19,314	19	(19)				-
Net loss								(9,196,875)			(9,196,875)
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	1,045,783	$1,046	$68,881,705	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.001
							Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income(loss)	Equity	interest
Balance at September 30, 2021	1,885,151	$1,885	50,000	$50	593,777	$594	$61,748,022	$(41,908,062)	$(148,291)	$2,896,452	$22,590,650	$964,026
Foreign currency translation gain/(loss)										(518,927)	(518,927)
Share-based compensation							155,507				155,507
Shares issued to pay notes payable					128,076	128	3,992,996				3,993,124
Shares issued with note payable					28,572	29	695,371				695,400
Dividends paid in Series 1 preferred shares	193,971	194					(194)				-
Income/(loss) attributable to noncontrolling interest											-	(271,284)
Shares issued to pay for services					4,286	4	49,996				50,000
Net loss								(13,020,958)			(13,020,958)
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	754,711	$755	$66,641,698	$(54,929,020)	$(148,291)	$2,377,525	$13,944,796	$692,742

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
	2023	2022
Cash Flows from Operating Activities

Net loss	$(9,233,438)	$(13,292,242)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,026,075	1,752,098
Loss on disposal of property and equipment	69,601	78,707
Noncash lease expense	702,747	590,656
Goodwill Impairment	-	3,316,000
Bad debt expense (recovery)	(14,515)	73,696
Loss on write off of related party receivables	-	708,512
Share-based compensation	106,839	155,505
Income tax expense/ (benefit)	-	(208,545)
Interest expense paid in equity shares	409,541	926,646
Accounts payable paid in equity shares	-	50,000
Accrued interest on notes payable	2,707,262	1,043,346
Amortization of original issue discounts on notes payable	1,264,111	1,544,622
Gain/(loss) on marketable securities	58	(8,399,152)
Discharge of Paycheck Protection Program Loans	-	(971,500)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(3,795,964)	1,813,511
Trade receivables - related party	(1,143,342)	-
Inventory	48,598	(3,731,742)
Contract assets	(290,123)
Prepaid expenses and other current assets	(458,534)	2,578
Other assets	(336,264)	(277,308)
Accounts payable	3,361,269	(811,678)
Accounts payable - related party	49,376	41,205
Sales tax payable	15,734	(4,021)
Operating lease liabilities	(577,446)	(498,728)
Deposits from customers	(15,710)	(400,104)
Accrued expenses	475,798	654,184
Contract liabilities	393,960
Deferred revenue	522,827	(207,119)
Income taxes payable	293,779	(180,385)
Other liabilities	(306,544)	(31,273)
Net cash used by operating activities - continuing operations	(4,724,305)	(16,262,531)
Net cash provided by operating activities - discontinued operations	2,491,581	169,027
Net cash used by operating activities	(2,232,724)	(16,093,504)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,761,314)	(1,773,712)
Proceeds from sale of property and equipment	26,205	554,335
Investment in MasterpieceVR	(100,000)	(500,000)
Acquisitions, Net of Cash Acquired	(2,793,291)	-
Proceeds from sale of marketable securities	-	28,302,309
Purchase of marketable securities	-	(19,901,897)
Net cash (used in)/provided by investing activities - continuing operations	(5,628,400)	6,681,035
Net cash used by investing activities - discontinued operations	-	(70,908)
Net cash (used in)/provided by investing activities	(5,628,400)	6,610,127

Cash Flows from Financing Activities
Proceeds from notes payable	240,000	8,000,000
Proceeds on bank loans	3,360,000	-
Payments on debt	(1,044,370)	(1,751,763)
Payments on Paycheck Protection Program Loans	(30,286)	-
Payments on bank loans	(488,689)	(1,225,700)
Net cash provided by financing activities	2,036,655	5,022,537

Effect of currency translation	700,355	(537,387)
Net decrease in cash, cash equivalents, and restricted cash	(5,824,469)	(4,460,840)
Less cash attributed to discontinued operations	-	(714,420)
Cash, cash equivalents, and restricted cash at beginning of period	11,473,676	17,186,323
Cash, cash equivalents, and restricted cash at end of period	$6,349,562	$11,473,676

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and equivalents	$5,329,910	$10,610,181
Less cash attributed to discontinued operations	-	(714,420)
Restricted cash	1,019,652	1,577,915
Total cash, cash equivalents, and restricted cash	$6,349,562	$11,473,676

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$585,384	$383,105

Cash paid during the period for income taxes, net of refunds	$(293,779)	$353,346

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay for services	$215,800	$50,000
Shares issued to pay notes payable	$1,917,873	$3,993,124
Financing of building purchase	$1,200,000	$-
Financing of acquisition	$2,400,000	$-
Purchase of property and equipment through vendor financing	$675,000	$-
Shares issued in connection with note payable	$-	$700,400
Investment in right of use asset	$349,172	$317,187

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

On November 22, 2022, the Company completed the above disposition for the following consideration.

●	Cemtrex XR, Inc.

○	$895,000 comprised of:

■	$75,000 in cash payable at Closing; and
■	5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next three years; and should the total sum of royalties due be less than $820,000 at the end of the three-year period, Purchaser shall be obligated to pay the difference between $820,000 and the royalties paid.

●	Cemtrex Advanced Technologies, Inc.

○	$10,000 in cash payable at Closing; and
○	5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next 5 years; and
○	$1,600,000 in SAFE (common equity) at any subsequent fundraising or exit above $5,000,000 with a $10,000,000 cap.

The Company’s Board of Directors, excluding Saagar Govil who abstained from all voting on these agreements, approved these actions and agreements.

Acquisition of Heisey Mechanical

On July 1, 2023, the Company under AIS, completed the acquisition of a leading service contractor and steel fabricator that specializes in industrial and water treatment markets, Heisey Mechanical, Ltd. (“Heisey”) based in Columbia, Pennsylvania. The real estate of the business was purchased at fair market value on August 30, 2023, for $1,500,000 in a separate transaction.

Heisey provides the water treatment industry with a variety of fabricated vessels and equipment including ASME pressure vessels, heat exchangers, mix tanks, reactors, and other specialized fabricated equipment. Additionally, the contracting team assists with installation and service of fabricated items. The company has over 33,000 square feet of manufacturing floor space in its facility and an experienced staff of fabricators, welders, and field mechanics.

The purchase price allocation presented below is still preliminary but has been developed based on an estimate of fair values of Heisey’s identifiable tangible and intangible assets acquired and liabilities assumed as of July 1, 2023. The final allocation of the purchase price will be determined within one year from the closing date of the Heisey acquisition.

The consideration transferred and preliminary allocation of Heisey’s tangible and intangible assets and liabilities, are as follows:

Consideration Transferred:
Cash	$393,291
Seller’s note	240,000
Financed amount	2,160,000
Total consideration transferred	$2,793,291

Purchase Price Allocation:
Inventory	300,000
Contract assets	667,259
Machinery and equipment	1,625,000
Contract liabilities	(216,469)
Accrued expenses	(57,499)
Goodwill	475,000
Total consideration transferred	$2,793,291

The unaudited pro forma summary below presents the results of operations as if the Heisey acquisition occurred on October 1, 2021. Unaudited proforma adjustments for the twelve months ended September 30, 2023, includes $127,800 of depreciation expense from acquired fixed assets, $127,883 of interest expense on the debt used in the acquisition. Unaudited proforma adjustments for the twelve months ended September 30, 2022, includes $255,600 of depreciation expense from acquired fixed assets, $81,140 of interest expense on the debt used in the acquisition. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this unaudited pro forma financial information. The unaudited pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations.

	Unaudited
	For the year ended
	September 30, 2023	September 30, 2022

Revenues	$66,274,838	$53,970,595
Net loss	(9,173,748)	(13,038,817)

On August 30, 2023, the Company acquired a mortgage in the amount of $1,200,000 from Fulton Bank to finance the purchase of the properties formerly owned by Heisey Mechanical Ltd. The mortgage carries interest at the Secured Overnight Financing Rate (SOFR) plus 2.8% and matures on September 30, 2043.

Common Stock Reverse Stock Split

On January 25, 2023, the company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split.

Notice of Delisting, Extension of cure period, and Subsequent Compliance

Series 1 Preferred Stock

On July 29, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Series 1 preferred stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On January 26, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, it had been granted an additional 180 days or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On September 8, 2023, Cemtrex Inc. (the “Company”) received a letter from the Nasdaq Hearings Panel (“Panel”) informing the Company that the Panel has granted the Company a temporary exception to regain compliance with The Nasdaq Stock Market LLC’s (“Nasdaq” or the “Exchange”) Listing Rule 5555(a)(1) (the “Bid Price Rule”) by no later than January 19, 2024. The Company has announced a special meeting of Series 1 Preferred stock shareholders scheduled for December 26, 2023, to approve the reverse stock split.

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

The Company has incurred substantial losses of $9,196,875 and $13,020,958 for fiscal years 2023 and 2022, respectively, and has debt obligations over the next fiscal year of $14,507,711 and working capital of $1,948,923, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While the Company’s working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. Additionally, the Company has recently sold unprofitable brands, reducing the cash required to maintain those brands, implemented a new pricing model on our Vicon brand which has improved margins on those products, has refinanced some debt to provide the Company with additional capital when needed, has effected a reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to raise capital through equity offerings and reduce the number of shares the Company may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans are sufficient to meet the capital demands of our current operations for at least the next twelve months, the is no guarantee that we will succeed.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently do not have adequate cash to meet our short or long-term needs. The consolidated financial statements do not include any adjustments relating to this uncertainty.

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

Also, the Company received a civil monetary penalty of two million two hundred thousand dollars ($2,200,000) in the aggregate that was paid to the SEC. Mr. Govil also received a civil monetary penalty of three hundred and fifty thousand dollars ($350,000) in the aggregate that was paid to the SEC. The Company and Mr. Govil have remitted the payments as of September 30, 2022. The Company’s penalty is presented on the Consolidated Statement of Operations under the heading “Other Income, net”. The SEC Order can be accessed at www.sec.gov.

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

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

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

The Company reserved $234,924 and $249,439 within its allowance for doubtful accounts at September 30, 2023, and 2022, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2023, or 2022.

Inventory and Cost of Goods Sold

The Company values inventory, consisting of finished goods, at the lower of cost or net realizable value. Cost is determined on the average cost method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, and (iii) competitive pricing pressures.

The Company classifies inventory markdowns in the income statement as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was $618,021 and $1,088,377 in inventory obsolescence reserve at September 30, 2023, and 2022, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the respective assets, shown in the table below;

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

For the year ended September 30, 2023, no impairment of the Company’s goodwill was recorded and for the year ended September 30,2022, an impairment of the Company’s goodwill of $3,316,000 was recorded.

Strategic Investment

On November 13, 2020, and January 19, 2022, Cemtrex made $500,000 investments and on July 18, 2023, and October 5, 2023, made additional $100,000 investments via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying consolidated balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the period ended September 30, 2023.

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

Revenue Recognition

On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Under the guidance of the standard, revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. Company recognizes revenue at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Most of the Company’s sales arrangements with customers in the Security segment are short-term in nature involving single performance obligations related to the delivery of goods or repair of equipment and generally provide for transfer of control at the time of shipment to the customer. The Company generally permits returns of product or repaired equipment due to defects; however, returns are historically insignificant. Billing terms vary by customer and product but generally do not exceed 90 days.

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

The Company records a liability when receiving cash in advance of delivering goods or services to the customer. This liability is reversed against the receivable recognized when those goods or services are delivered. The amounts were $2,311,334, and $1,788,507, as of September 30, 2023, 2022 respectively, recorded at Deferred revenue. Additionally, the company recorded Deposits from customers of $57,434, and $73,144, as of September 30, 2023, and 2022 respectively.

Contracts

The Company’s industrial services segment’s revenue is derived from contracts with customers. These contracts fall into two categories, “Fixed Price” and “Time and Material Price” contracts. The Company determines the appropriate accounting treatment for each contract at its inception. Generally, contracts have a period from six months to two years.

The Company accounts for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. The Company considers the start of a project to be when the above criteria have been met and it has written authorization from the customer to proceed.

Fixed price contracts

The Company’s revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to estimated total costs for each contract. When the job is started and in process, all actual costs incurred (labor and materials) are processed and reconciled at month end. The percentage of completion and revenue earned is calculated at month end. Billings are created based on contract criteria agreed upon and reconciled to determine if any costs in excess of billing or billings in excess of costs exist. Changes in job performance, job conditions, estimated contract costs and profitability, and final contract settlements may result in revisions to costs and income. The effects of these revisions are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments and judgments.

Time and material price contracts

Revenue from time and material price contracts is recognized based on costs incurred and projected markup on costs. Revenue from these contracts will vary based on actual labor, materials and overhead costs charged to the job and the negotiated billing rates. Contracts are initiated by customers or through bids if with a municipality. Any materials used and time spent within the shop on the job is assigned to the appropriate job and reconciliated monthly. Management bills the customer and records the revenue earned from contract. Depending on the contract terms, billings could be based on certain milestones stipulated in the contract. If this is the case, unbilled revenue is recorded at month end based on time and materials incurred and markup.

Performance Obligations

Generally, the Company’s contracts contain one performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. The Company’s performance of the contracts with customers typically provides a significant service of integrating a complex set of tasks and components into a single project or capability (even if that single project results in the delivery of multiple units), and as such, the entire contract and/or purchase order is accounted for as one performance obligation. The transaction price is allocated to the performance obligation and recognized as revenue when, or as, the performance obligation is satisfied with the continuous transfer of control to the customer.

Less commonly, a contract may be considered to have multiple performance obligations even when they are part of a single contract. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.

The Company recognizes revenue over time for the majority of the services it performs as (i) control continuously transfers to the customer as work progresses at a project location controlled by the customer and (ii) the Company has the right to bill the customer as costs are incurred.

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

Uncertain Tax Positions

For the years ended September 30, 2023, and 2022, the Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits. The Company will record any interest and/or penalties arising from uncertain tax provisions when they are likely to occur and reasonably estimable.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) less the fair market value of dividends declared by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income less the fair market value of dividends declared by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of September 30, 2023, and 2022, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the years ended
	September 30,
	2023	2022

Options	28,796	34,579

For the years ended September 30, 2023, and 2022 loss per share basic and diluted for continuing operations are calculated as follows;

	For the years ended
	September 30,
	2023	2022
Loss from Continuing operations	$(6,395,385)	$(10,617,735)
Less loss in noncontrolling interest	(36,563)	(271,284)
Preferred stock dividends	322,916	175,755
Net loss applicable to common shareholders	(6,681,738)	(10,522,206)
Weighted Average Number of Shares-Basic & Diluted	870,121	709,488
Loss per share - Basic & Diluted - Continuing Operations	$(7.68)	$(14.83)

Foreign Currency Translation Gain and Comprehensive Income (Loss)

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income on the accompanying consolidated balance sheet. For the years ending September 30, 2023, and September 30, 2022, comprehensive loss includes a gain of $699,181 and a loss of $518,927, respectively, which were entirely from foreign currency translation.

As of and for the year ended September 30, 2023, and 2022, the Company used the following exchange rates.

Currency	Exchange rate at September 30, 2022	Approximate weighted average exchange rate For the year ended September 30, 2022	Exchange rate at September 30, 2023	Approximate weighted average exchange rate For the year ended September 30, 2023
Indian Rupee	0.012	0.013	0.012	0.012
Great Britain Pound	1.113	1.281	1.220	1.226

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This had no effect on the Company’s statement of operations or retained earnings. The reclassifications center around the reclassification of the assets and liabilities of the Company’s discontinued operations now under the headings “Assets of discontinued operations” and “Liabilities of discontinued operations” on the Company’s Consolidated Balance Sheet and the operational results of the discontinued operations under the heading of “Loss from discontinued operations, net of tax” on the Company’s Consolidated Statement of Operations.

Correction of an Immaterial Error in Previously Issued Financial Statements

Subsequent to the issuance of our financial statements for the year ended September 30, 2022, an immaterial error was identified and has been corrected in our historical information related to the calculation of earnings per share. The original calculation did not take into account the fair value of the Series 1 Preferred Stock dividends declared during the period. Additionally, as discussed above the amount of earnings per share for discontinued operations was not presented.

The effects of the correction to the individual effected line items in our Consolidated Statement of Operations are as follows:

	September 30, 2022
	As previously reported	Corrections	As corrected
Loss per share - Basic & Diluted
Continuing Operations	$(18.35)	$3.52	$(14.83)
Discontinued Operations	$-	$(3.77)	$(3.77)

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”). ASU No. 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has adopted this ASU as of October 1, 2022, and applied it to the Heisey Mechanical Ltd. acquisition.

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

In June 2016 the FASB issued ASU No. 2016-13. Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which makes significant changes to the accounting for credit losses on financial assets and disclosures about them. The guidance applies to a wide variety of financial assets including trade receivables and contract assets and is effective for the Company for annual reporting periods beginning after December 15, 2022, and interim periods therein. The new guidance on the current expected credit loss (‘CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an asset, that considers forecasts of future economic conditions in addition to information about past events and current conditions. It requires entities to consider the risk of loss even if it is remote, which may result in the recognition of credit losses on assets that do not have evidence of credit deterioration. The Company is currently evaluating the impact of this ASU on our financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting for fiscal 2025 and for interim period reporting beginning in fiscal 2026 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2023-07 on our consolidated financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – SEGMENT AND GEOGRAPHIC INFORMATION

During the first quarter of fiscal year 2023, the Company reorganized its reporting segments to be in line with its current structure. The Company reports and evaluates financial information for three current segments: the Security segment, Industrial Services segment and the Corporate segment. The historical segment information has been recast to conform to the current segment structure. All intersegment transactions have been eliminated, values are presented net of eliminations.

Operating segments

The Company determines its reporting units in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company operates as four operating segments which is reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker is responsible for the allocation of resources and assessing the performance of the operating segment and has been identified as Saagar Govil, the CEO of the Company.

Security

Cemtrex’s Security segment operates under the Vicon brand that deliver cutting-edge software and hardware technologies:

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

Industrial Services

Cemtrex’s Industrial Services segment operates through the brand, Advanced Industrial Services (“AIS”), that offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. We install high precision equipment in a wide variety of industrial markets like automotive, printing and graphics, industrial automation, packaging, and chemicals among others. We are a leading provider of reliability-driven maintenance and contracting solutions for the machinery, packaging, printing, chemical, and other manufacturing markets. The focus is on customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

The following tables summarize the Company’s segment information:

	Year ended September 30, 2023				Year ended September 30, 2022
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$34,359,470	$25,009,092	$-	$59,368,562	$23,820,764	$21,206,016	$-	$45,026,780
Cost of revenues	17,253,170	16,429,566	-	33,682,736	13,597,060	14,863,792	-	28,460,852
Gross profit	$17,106,300	$8,579,526	$-	$25,685,826	$10,223,704	$6,342,224	$-	$16,565,928
Operating expenses
Sales, general, and administrative	14,422,950	4,755,998	3,724,317	22,903,265	12,150,249	5,008,695	4,023,513	21,182,457
Depreciation and amortization	254,392	719,404	52,279	1,026,075	906,272	704,246	141,580	1,752,098
Goodwill impairment	-	-	-	-	3,316,000	-	-	3,316,000
Research and development	3,267,994	-	-	3,267,994	4,444,488	-	-	4,444,488
Operating (loss)/income	$(839,036)	$3,104,124	$(3,776,596)	$(1,511,508)	$(10,593,305)	$629,283	$(4,165,093)	$(14,129,115)

Other income/(expense)	$113,846	$(166,369)	$(4,437,082)	$(4,489,605)	$686,413	$(181,160)	$2,796,782	$3,302,035

	September 30,	September 30,
	2023	2022
Identifiable Assets
Security	$21,829,183	$15,257,235
Industrial Services	23,781,349	16,658,984
Corporate	2,843,211	9,869,716
Discontinued operations	-	3,971,693
Total Assets	$48,453,743	$45,757,628

The Company generates revenue from product sales and services from its subsidiaries located in the United States, The United Kingdom, and India. Revenue and long-lived asset information for the Company is as follows:

	For the year ended
	September 30,	September 30,
	2023	2022
Revenues
United States	$53,905,149	$40,977,549
United Kingdom	3,301,682	3,989,223
India	2,161,731	60,008
	$59,368,562	$45,026,780

	September 30,	September 30,
	2023	2022
Long-lived Assets
United States	$15,420,489	$11,118,962
United Kingdom	328,819	397,968
India	138,907	311,601
	$15,888,215	$11,828,531

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

The Company’s fair value assets for the years ended September 30, 2023, and 2022, are as follows;

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Investment in marketable securities (included in short-term investments)	$13,663	$-	$-	$13,663

	$13,663	$-	$-	$13,663

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	2022
Assets
Investment in marketable securities (included in short-term investments)	$13,721	$-	$-	$13,721

	$13,721	$-	$-	$13,721

NOTE 5 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $919,652 and $1,577,915 as of September 30, 2023, and 2022, respectively. Additionally, there was $100,000 of restricted cash in escrow per the purchase agreement with Heisey Mechanical, Ltd..

NOTE 6 – TRADE RECEIVABLES, NET

Trade receivables, net consists of the following:

	September 30,	September 30,	September 30,
	2023	2022	2021
Trade receivables	$9,444,619	$5,648,655	$7,462,165
Allowance for doubtful accounts	(234,924)	(249,439)	(182,242)
	$9,209,695	$5,399,216	$6,458,984

Trade receivables include amounts due for shipped products and services rendered.

Allowance for doubtful accounts includes estimated losses resulting from the inability of our customers to make the required payments.

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following;

	September 30, 2023	September 30, 2022

Prepaid expenses	$521,310	$536,820
Prepaid inventory	1,084,051	220,553
Deferred costs	25,941	40,626
Prepaid income taxes	168,555	604,840
VAT and GST tax receivable	298,502	236,986
Prepaid expenses and other assets total	$2,098,359	$1,639,825

NOTE 8 – INVENTORY, NET

Inventory, net of reserves, consist of the following:

	September 30,	September 30,
	2023	2022
Raw materials	$1,089,773	$1,375,933
Work in progress	109,019	120,026
Finished goods	8,158,448	8,080,235
	9,357,240	9,576,194
Less: Allowance for inventory obsolescence	(618,021)	(1,088,377)
Inventory –net of allowance for inventory obsolescence	$8,739,219	$8,487,817

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	September 30,	September 30,
	2023	2022
Land	$945,279	$790,373
Building and leasehold improvements	4,362,062	2,906,953
Furniture and office equipment	579,700	546,548
Computers and software	1,333,135	365,892
Machinery and equipment	12,488,639	11,242,709
	19,708,815	15,852,475
Less: Accumulated depreciation	(10,490,114)	(10,572,033)
Property and equipment, net	$9,218,701	$5,280,442

Depreciation and amortization of property and equipment totaled approximately $1,026,075 and $1,752,098 for fiscal years ended September 30, 2023, and 2022, respectively recorded as general and administrative expenses on the Company’s consolidated statement of operations and comprehensive income/(loss).

NOTE 10 – GOODWILL

Changes in the carrying amount of goodwill, by segment, are as follows

	Security	Industrial Services	Corporate	Consolidated
Balance at September 30, 2021	$3,846,475	$3,376,416	$598,391	$7,821,282
Impairment losses	(3,316,000)	-	-	(3,316,000)
Reclassified to assets held for sale	-	-	(598,391)	(598,391)
Balance at September 30, 2022	530,475	3,376,416	-	3,906,891
Acquisitions		475,000		475,000
Balance at September 30, 2023	530,475	3,851,416	-	$4,381,891

For the year ended September 30, 2023, no impairment of the Company’s goodwill was recorded and for the year ended September 30,2022, an impairment of the Company’s goodwill of $3,316,000 was recorded.

NOTE 11 - OTHER ASSETS

Other assts consists of the following;

	September 30, 2023	September 30, 2022
Rental deposits	$198,641	$204,388
Investment in Masterpiece VR	1,100,000	1,000,000
Other deposits	167,808	24,467
Demonstration equipment supplied to resellers	369,560	170,890
Other assets total	$1,836,009	$1,399,745

NOTE 12 – ACCRUED EXPENSES

Accrued expenses consist of the following;

	September 30, 2023	September 30, 2022
Accrued expenses	$1,473,465	$1,308,171
Accrued payroll	1,088,223	720,220
Accrued warranty	222,702	222,702
Accrued expenses total total	$2,784,390	$2,251,093

NOTE 13 – DEFERRED REVENUE

The Company’s deferred revenue as of and for the years ended September 30, 2023, and 2022, are as follows;

	For the year ended
	September 30, 2023	September 30, 2022

Deferred revenue at beginning of period	$1,788,507	$1,336,817
Net additions:
Deferred software revenues	2,679,379	3,325,662
Recognized as revenue:
Deferred software revenues	2,156,552	2,873,972
Deferred revenue at end of period	2,311,334	1,788,507
Less: current portion	1,583,406	1,181,198
Long-term deferred revenue at end of period	$727,928	$607,309

NOTE 14 - CONTRACT ASSETS AND LIABILITES

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of the Company’s performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statements of operations can and usually does differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceeds cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the balance sheets under the caption “Contract assets.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in the balance sheets under the caption “Contract liabilities.” Conditional retainage represents the portion of the contract price withheld until the work is substantially complete for assurance of the Company’s obligations to complete the job.

The following is a summary of the Company’s uncompleted contracts:

	For the year ended
	September 30, 2023	September 30, 2022

Costs incurred on uncompleted contracts	$12,523,552	$2,152,087
Estimated gross profit	3,085,350	851,469
	15,608,902	3,003,556
Applicable billings to date	(14,850,020)	(2,591,627)
	$758,882	$411,929

	September 30, 2023	September 30, 2022	September 30, 2021
Included in the accompanying balance sheet under the following captions

Contract assets	$1,739,201	$781,819	$1,148,243

Contract liabilites	(980,319)	(369,890)	(986,399)
	$758,882	$411,929	$161,844

NOTE 15 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3 years at September 30, 2023, and 3 years at September 30, 2022. Lease liabilities were $2,348,689 with $741,487 classified as short-term at September 30, 2023, and $2,576,963 with $754,495, classified as short-term at September 30, 2022. The weighted average discount rate used to measure lease liabilities was approximately 5.66% at September 30, 2023, and 2022. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month with $4,200 of expense for the year ended September 30, 2023 and approximately 911 square feet of office space in Clovis, CA on a month-to-month lease at a monthly rent of $4,930 with $5,550 of expense for the year ended September 30, 2023. The expense is under the caption “General and administrative” on the Company’s Consolidated Statement of Operations.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the Consolidated Balance Sheet at September 30, 2023, is set forth below:

Years ending September 30,	Operating Leases
2024	839,613
2025	818,948
2026	619,459
2027	270,742
2028 & Thereafter	51,415
Undiscounted lease payments	2,600,177
Amount representing interest	(251,488)
Discounted lease payments	$2,348,689

Lease costs for the years ended September 30, 2023, and 2022 are set forth below:

	For the year ended
	September 30,
	2023	2022
Operating lease costs	828,048	682,584
Total lease cost	$828,048	$682,584

NOTE 16 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Lines of credit

On January 12, 2023, the Company entered into a standstill agreement with Streeterville Capital, LLC. The lender has agreed to refrain and forbear temporarily from making redemptions under the notes for a period ending on April 12, 2023. In addition, the company has agreed to an increase of the outstanding balance of the note issued on September 30, 2021, for the original amount of $5,755,000 by $148,000, and the outstanding balance of the note issued on February 22, 2022, for the original amount of $9,205,000 by $303,422. The aggregate amount of $451,422 has been recorded as interest expense on the Company’s Consolidated Statement of Operations and Consolidated Statements of Cash Flow.

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

On April 3, 2023, the Company and SeKureID Solutions Corp., entered into a software license agreement, where the company obtained the right to use source code for its security products in exchange for $1,125,000 payable in (15) fifteen equal monthly installments of $75,000. The current balance of $675,000 is presented on the Consolidated Balance Sheets as of September 30, 2023, under Short-term liabilities, net of unamortized original issue discounts.

On July 1, 2023, as part of the Heisey acquisition, the Company issued a note payable to Heisey Mechanical, Ltd. In the amount of $240,000. This note carries interest of 6% and is payable one year from the date of the note. The current balance of $240,000 is presented on the Consolidated Balance Sheets as of September 30, 2023, under the caption Short-term liabilities, net of unamortized original issue discounts.

On July 1, 2023, as part of the Heisey acquisition, the Company acquired a loan from Fulton Bank in the amount of $2,160,000. The loan carries interest at the Secured Overnight Financing Rate (SOFR) plus 2.8% and matures on July 1, 2030.

On August 30, 2023, the Company acquired a mortgage in the amount of $1,200,000 from Fulton Bank to finance the purchase of the properties formerly owned by Heisey Mechanical Ltd. The mortgage carries interest at the Secured Overnight Financing Rate (SOFR) plus 2.8% and matures on September 30, 2043.

	Interest Rate	Maturity	September 30, 2023	September 30, 2022
Fulton Bank loan $5,250,000 for the purchase of AIS $5,000,000 of the proceeds went to the direct purchase of AIS.	SOFR plus 2.37%(5.35% as of September 30, 2022)	12/15/2022	-	247,284

Fulton Bank loan $400,000 fund equipment for AIS.	SOFR plus 2.37% ( 5.35% as of September 30, 2022)	5/1/2023	-	63,280

Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of June 30, 2023. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.68% as of September 30, 2023 and 5.35% as of September 30, 2022).	1/31/2025	108,700	183,839

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of September 30, 2023. This loan is secured by the underlying asset.	SOFR plus 2.62% (7.93% on September 30, 2023 and 5.6% as of September 30, 2022).	1/28/2040	2,180,115	2,245,664

Fulton Bank (HEISEY) - mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street.	SOFR plus 2.80% per annum (8.11% as of September 30, 2023).	9/30/2043	1,200,000	-

Fulton Bank (HEISEY) - promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by all assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.8% per annum (8.11% as of September 30, 2023)	7/1/2030	2,122,565	-

Note payable - $439,774. For the purchase of VDI. Payable in two installments on October 26, 2021, and October 26, 2022.	5%	10/26/2022	-	219,370

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0 and $250,000, as of September 30, 2023 and September 30, 2022 respectively.	8%	6/30/2024	4,596,589	4,943,929

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 and $1,064,778 as of September 30, 2023 and September 30, 2022 respectivly.	8%	8/23/2023	11,243,233	9,738,632

Note Payable - $240,000 For the purchase of Heisey Mechanical, Ltd.	6%	7/1/2024	240,000	-

Term Loan Agreement with NIL Funding Corporation (“NIL”) - $5,600,000 The Company was in compliance with loan covenants as of September 30, 2023.	11.50%	12/31/2024	1,979,743	2,804,743

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	91,114	121,400

Software License Agreement - $1,125,000, for the purchase of software source code for use in our Security segment products	N/A	6/3/2024	675,000	-
Total lines of credit and secured liabilities			$24,437,059	$20,568,141
Less: Current maturities			(14,507,711)	(16,894,743)
Less: Unamortized original issue discount			-	(1,305,778)
Lines of credit and secured liabilities, Long Term			$9,929,348	$2,367,620

Estimated maturities of the Company’s long-term debt over the next 5 years are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Fulton Bank - $360,000	80,472	28,228	-	-	-	-	$108,700
Fulton Bank - $2.16 Mil	241,053	262,135	284,544	308,869	335,063	690,901	$2,122,565
Fulton Bank - Mortgage #1	66,931	73,009	85,701	92,430	100,563	1,761,481	$2,180,115
Fulton Bank - Mortgage #2	23,882	26,792	29,087	31,578	34,030	1,054,631	$1,200,000
NIL Funding	1,300,000	679,743	-	-	-	-	$1,979,743
PPP Loans	40,551	40,551	10,012	-	-	-	$91,114
Notes Payable	12,079,822	4,000,000	-	-	-	-	$16,079,822
Software License Agreement	675,000	-	-	-	-	-	$675,000
TOTAL	$14,507,711	$5,110,458	$409,344	$432,877	$469,656	$3,507,013	$24,437,059

NOTE 17 – RELATED PARTY TRANSACTIONS

As of September 30, 2023, and September 30, 2022, there was $3,806 payable due to Ducon Technologies, Inc. and $19,133, respectively, payable due to Ducon Technologies, Inc., which is controlled by Aron Govil, the Company’s Founder and Former Director and CFO. As of September 30, 2023, there were $637,208 of receivables due from Ducon Technologies, Inc. The Company has negotiated a payment agreement regarding past receivables and other liabilities due to Cemtrex, Inc. totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024. Receivables of $708,512 representing the amount due from Ducon to Cemtrex Technologies Pvt. Ltd. the Company’s subsidiary based in India has been written off in fiscal 2022 to bad debt and appears on the Company’s consolidated statements of operations under general and administrative expenses.

On February 26, 2021, the Company entered into a Settlement Agreement and Release with Aron Govil regarding a dispute over an alleged misappropriation of funds.

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

As of September 30, 2023, there was $476,134 in trade receivables due from these companies and $64,703 in accounts payables. Of these receivables $132,102 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and some subscription services that are set up on auto pay with a credit card. The remaining $344,032 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. During Fiscal year 2023, the Company recognized $1,522,102 of revenue from these companies. During fiscal year 2023, $38,027 of trade receivables were reserved for by the Company’s subsidiary Cemtrex Technologies Pvt. Ltd. Due to regulations by the Indian tax authority. The Company will keep this allowance in place but considers the debt to be collectable. These balances are presented on the Consolidated Balance Sheets under the captions “Trade receivables - related party” and “Accounts payable - related party”.

As of September 30, 2023, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $704,893, $30,000 is considered short-term and reported under the caption “Trade receivables - related party”.

NOTE 18 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2023, and September 30, 2022, there were 2,343,016 and 2,129,122 shares issued and 2,278,916 and 2,065,022 shares outstanding, respectively.

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

The Series A Preferred Stock has no redemption rights.

As of September 30, 2023, and September 30, 2022, there were no shares of Series A Preferred Stock issued and outstanding.

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

The Series C Preferred Stock has no redemption rights.

As of September 30, 2023, and September 30, 2022, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

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

Redemption

Shares of Series 1 Preferred may be redeemed, in whole or in part, at the option of the Corporation, by the Corporation by giving notice of such redemption at any time. Notice of redemption may be given either by mailing notice to the holders of record or by public announcement, by press release or otherwise. If notice is given by public announcement, by press release or otherwise, such notice shall be effective as of the date of such announcement, regardless of whether notice is also mailed or otherwise given to holders of record. The redemption price for any shares of Series 1 Preferred to be redeemed (the “Redemption Price”) shall be payable in cash, out of funds legally available therefor, and shall be equal to the Preference Amount, plus any accrued but unpaid dividends. If fewer than all of the outstanding shares of Series 1 Preferred are to be redeemed at any time, the Corporation may choose to redeem shares proportionally from all holders or may choose the shares to be redeemed by lot or by any other equitable method.

On March 30, 2020, the Company amended the Certificate of Designation (the “Amended Certificate of Designation”) for our Series 1 Preferred Stock (the “Series 1 Stock”). The Amended Certificate of Designation increased the number of authorized preferred shares under the designation for our Series 1 Preferred Stock from 3,000,000 shares to 4,000,000 shares.

During the year ended September 30, 2023, and 2022, 213,894 and 193,971 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. respectively.

As of September 30, 2023, and September 30, 2022, there were 2,293,016 and 2,079,122 shares of Series 1 Preferred Stock issued and 2,228,916 and 2,015,022 shares outstanding, respectively. The Company currently holds 64,100 shares of Series 1 Stock in Treasury stock.

On July 29, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Series 1 preferred stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On January 26, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, it had been granted an additional 180 days or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On September 8, 2023, the Company received a letter from the Nasdaq Hearings Panel (“Panel”) informing the Company that the Panel has granted the Company a temporary exception to regain compliance with The Nasdaq Stock Market LLC’s (“Nasdaq” or the “Exchange”) Listing Rule 5555(a)(1) (the “Bid Price Rule”) by no later than January 19, 2024. The Company has announced a special meeting of Series 1 Preferred stock shareholders scheduled for December 26, 2023, to approve the reverse stock split.

On August 22, 2023, the Board of Directors (the “Board”) of Cemtrex, Inc. authorized and approved a share repurchase program for up to 2,200,000 shares of the currently outstanding shares of the Company’s Series 1 Preferred Stock over a period of 3 years, starting on September 1, 2023, and ending on August 31, 2026. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.

The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act. Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. Under any Rule 10b5-1 trading plan, the Company’s third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase the Company’s Series 1 Preferred Stock in accordance with the terms of the plan. The Company may from time to time enter into Rule 10b5-1 trading plans to facilitate the repurchase of its Series 1 Preferred Stock pursuant to its share repurchase program.

The Company cannot predict when or if it will repurchase any shares of Series 1 Preferred Stock as such stock repurchase program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of September 30, 2023, there were 1,045,789 shares issued and outstanding and at September 30, 2022, there were 754,711 shares issued and outstanding.

On January 25, 2023, the Company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for this reverse split. On February 2, 2023, 19,314 shares were issued for rounding shares of the reverse stock split.

During the year ended September 30, 2023, 241,655 shares of the Company’s common stock have been issued to satisfy $780,140 of notes payable, $769,860 in accrued interest, and $367873 of excess value of shares issued recorded as interest expense.

During the year ended September 30, 2023, 30,103 shares of the Company’s common stock have been issued in exchange for services valued at $215,800.

NOTE 19 – SHARE-BASED COMPENSATION

On September 25, 2019, the Company cancelled all outstanding options granted to Saagar Govil, the Company’s Chairman and CEO and granted a stock option for 11,429 shares. These options have an exercise price of $56.00 per share, which vested upon grant and they expire after seven years. Additionally, Mr. Govil was granted additional future options;

(i) 2,868 shares of the Corporation’s common stock, CETX at an exercise price of $67.20 per share vesting on September 25, 2021;

(ii) 2,858 shares of the Corporation’s common stock, CETX at an exercise price of $80.64 per share vesting on September 25, 2023; and

(iii) 2,858 shares of the Corporation’s common stock, CETX at an exercise price of $96.77 per share vesting on September 25, 2025.

On April 28, 2022, the Company granted Brian Kwon, Manpreet Singh, Chris Wagner, and Metodi Filipov, all Directors of the Company, stock options for 2,931 shares each, 11,724 in the aggregate. These options have an exercise price of $13.65 per share, which vest over one year, and expire after five years. The options granted to Mr. Wagner were cancelled upon his resignation from the Board on November 8, 2022.

The following weighted-average assumptions were used to estimate the fair value of the common stock option liability for the options granted to Brian Kwon, Manpreet Singh, Chris Wagner, and Metodi Filipov;

April 28, 2022
Expected term	5 Years
Risk-free interest rate	2.92%
Expected volatility	110.56%
Expected dividend yield	0%

During the years ended September 30, 2023, and 2022 the Company recognized $106,839 and $155,507 of share-based compensation expense on its outstanding options, respectively. The share-based compensation is listed under the caption “General and administrative” expenses on the Company’s consolidated statement of operations.

As of September 30, 2023, there was $63,306 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.25 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	34,585	$46.90	3.25	$-
Options granted	-	-	-	$-
Options exercised	-	-	-
Options forfeited	-	-	-
Options cancelled	(5,789)	$27.13		$-
Outstanding at September 30, 2023	28,796	$50.76	2.25	$-
Vested and exercisable at September 30, 2022	27,843	$49.09		$-

NOTE 20 – COMMITMENTS AND CONTINGENCIES

The Company’s Industrial Services segment owns approximately (i) 25,000 square feet of warehouse space in Manchester, PA (ii) approximately 43,000 square feet of office and warehouse space in York, PA (iii) approximately 33,500 square feet of office and warehouse space and 0.71 acres of land in a non-contiguous lot utilized for outdoor storage space in Columbia, PA. The IS segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $5,099 expiring on August 31, 2025.

The Company’s Security segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,453 (INR456,972) expiring on February 28, 2024, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, NY from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $7,329 (£5,771) which expires on March 24, 2031 and contains provisions to terminate in 2026, and (iv) approximately 911 square feet of office space in Clovis, CA on a month-to-month lease at a monthly rent of $4,930.

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

At September 30, 2023, the Company had approximately $74,648,921 of federal and $51,175,344 of state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2037 for federal purposes and in 2037 for state purposes. The company is currently reviewing net operating losses for Section 382 limitation purposes and will make any required adjustments to the net operating losses at the completion of the study.

The following is a geographical breakdown of loss before the provision for income taxes:

	Year ended September 30,
	2023	2022

Domestic	$(6,279,077)	$(9,429,686)
Foreign	277,964	(1,397,394)
Loss before provision for income taxes	$(6,001,113)	$(10,827,080)

The provision for income taxes consisted of the following:

	September 30, 2023	September 30, 2022

Current (benefit)/provision
Federal	$-	$-
State	319,427	(209,345)
Foreign	74,845	-
Total current (benefit)/provision	394,272	(209,345)

Deferred provision
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision	$-	$-

Total (benefit)/provision for income taxes	$394,272	$(209,345)

Effective Income tax rate	-6.57%	1.93%

The following is a reconciliation of the effective income tax rate to the federal and state statutory rates:

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2023	September 30, 2022

U.S. statutory rate	21.00%	21.00%
State taxes, net of federal	-4.21%	1.22%
Foreign tax rate differential	-0.45%	-1.04%
Change in valuation allowance	-22.51%	-13.73%
Return to provision	0.98%	1.72%
Goodwill impairment	0.00%	-5.16%
SEC settlement payment	0.00%	-3.42%
PPP loan forgiveness	0.00%	1.51%
Global intangible income	-0.97%	0.00%
Permanent differences	-0.42%	-0.17%
Effective rate	-6.57%	1.93%

The components of our deferred tax assets and liabilities are summarized as follows:

	September 30, 2023	September 30, 2022

Deferred Tax Assets:
Net operating loss carryforwards	$20,375,296	$18,563,887
Inventory	1,221,903	1,330,547
Allowance for bad debt	32,633	8,304
Warrants (interest expense)	4,193,177	2,975,593
Accruals	293,956	289,426
Warranty Reserve	476,045	27,764
Capitalized research and development	27,359	-
Other	6,927	5,847
Total gross deferred taxes	26,627,296	23,201,368
Valuation allowance	(24,744,527)	(20,895,094)
Net deferred tax assets	1,882,769	2,306,274

Deferred Tax Liabilities:
Inventory and other Reserves	(363,423)	(490,967)
Prepaid expenses	(127,852)	(124,399)
Goodwill amortization	(512,702)	(525,898)
Depreciation	(878,792)	(1,165,010)
Total deferred tax liabilities	(1,882,769)	(2,306,274)

Total deferred tax assets (liabilities)	$-	$-

Management has concluded that it is more likely than not that the deferred tax assets will not be realized and has reduced the asset by a valuation allowance.

NOTE 22 – DISCONTINUED OPERATIONS

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

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due and during the nine-month ended September 30, 2023, has recognized $704,893 of royalties due and will amortize the remaining amount over the period the royalties are due.

The following table summarizes the loss on the sale recorded during fiscal year 2023, included in Income/(loss) from discontinued operations, net of tax in the accompanying condensed consolidated statement of Operations:

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

Assets and liabilities included within discontinued operations on the Company’s Condensed Consolidated Balance Sheets at September 30, 2023, and September 30, 2022, are as follows;

	September 30,	September 30,
	2023	2022
Assets
Current assets
Cash and equivalents	$-	$714,420
Trade receivables, net	-	561,470
Inventory –net of allowance for inventory obsolescence	-	1,043,865
Prepaid expenses and other assets	-	153,461
Total current assets	-	2,473,216

Property and equipment, net	-	825,850
Other	-	672,627
Total Assets	$-	$3,971,693

Liabilities
Current liabilities
Accounts payable	$-	$205,622
Short-term liabilities	-	464,429
Deposits from customers	-	125,032
Accrued expenses	-	10,136
Total current liabilities	-	805,219

Long-term liabilities
Deferred revenue		6,273
Total long-term liabilities	-	6,273
Total liabilities	$-	$811,492

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

Gain/(loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Condensed Consolidated Statements of Operations for the years ended September 30, 2023 and 2022, are as follows:

	Year ended September 30,
	2023	2022

Total net sales	$649,061	$5,248,143
Cost of sales	57,429	2,758,553
Operating, selling, general and administrative expenses	1,104,506	5,228,836
Other (income)/expenses	3,195	65,539
Income (loss) from discontinued operations	(516,069)	(2,673,707)
Amortization of discounted royalties	44,272	-
Loss on sale of discontinued operations	(2,455,341)	-
Adjustment of benefit obligation	89,085	-
Income tax provision	-	800
Discontinued operations, net of tax	$(2,838,053)	$(2,674,507)

NOTE 23 – SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. Centrex concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

Preferred shares issued for dividend

On October 6, 2023, the Company issued 115,037 shares of its Series 1 Preferred Stock to for dividends. The dividend was paid to shareholders of record as of September 29, 2023.

Common shares issued subsequent to financial statements date

On December 13, 2023, 9,853 shares of common stock were issued to satisfy $40,000 of accounts payable for services related to a consulting agreement.

Strategic Investment

On October 5, 2023, the Company made an additional $100,000 investment via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined.

Revolving line of credit and payment of NIL funding term loan

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5 Million from Pathward, N.A.. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”). The funds will be used to pay the NIL Funding term loan and to fund operations of the Vicon entity.

