Form 10-Q
period 2023-12-31
CEMTREX INC
filed 2024-02-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Fell Ct. Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

631-756-9116

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	CETX	Nasdaq Capital Market
Series 1 Preferred Stock	CETXP	Nasdaq Capital Market (Suspended)

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 9, 2024, the issuer had 1,055,636 shares of common stock issued and outstanding.

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$2,835,216	$5,329,910
Restricted cash	1,181,516	1,019,652
Short-term investments	13,307	13,663
Trade receivables, net	9,904,555	9,209,695
Trade receivables, net - related party	1,496,692	1,143,342
Inventory, net	7,938,617	8,739,219
Contract assets, net	1,694,135	1,739,201
Prepaid expenses and other current assets	1,347,298	2,098,359
Total current assets	26,411,336	29,293,041

Property and equipment, net	9,170,376	9,218,701
Right-of-use operating lease assets	2,094,342	2,287,623
Royalties receivable, net- related party	488,174	674,893
Note receivable, net - related party	761,585	761,585
Goodwill	4,381,891	4,381,891
Other	1,990,601	1,836,009
Total Assets	$45,298,305	$48,453,743

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,124,014	$6,196,406
Accounts payable - related party	68,730	68,509
Sales tax payable	10,713	35,829
Revolving line of credit	3,357,324	-
Current maturities of long-term liabilities	15,717,081	14,507,711
Operating lease liabilities - short-term	728,875	741,487
Deposits from customers	83,613	57,434
Accrued expenses	1,842,692	2,784,390
Contract liabilities	988,725	980,319
Deferred revenue	1,562,107	1,583,406
Accrued income taxes	212,249	388,627
Total current liabilities	28,696,123	27,344,118
Long-term liabilities
Loans payable to bank	1,852,620	1,909,739
Long-term operating lease liabilities	1,426,684	1,607,202
Notes payable	1,600,000	4,679,743
Mortgage payable	3,267,355	3,289,303
Other long-term liabilities	405,624	501,354
Paycheck Protection Program Loans	40,443	50,563
Deferred Revenue - long-term	694,245	727,928
Total long-term liabilities	9,286,971	12,765,832
Total liabilities	37,983,094	40,109,950

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,408,053 shares issued and 2,343,953 shares outstanding as of December 31, 2023 and 2,293,016 shares issued and 2,228,916 shares outstanding as of September 30, 2023 (liquidation value of $10 per share)	2,408	2,293
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2023 and September 30, 2023	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 1,055,636 shares issued and outstanding at December 31, 2023 and 1,045,783 shares issued and outstanding at September 30, 2023	1,056	1,046
Additional paid-in capital	68,929,137	68,881,705
Accumulated deficit	(65,333,389)	(64,125,895)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at December 31, 2023 and September 30, 2023	(148,291)	(148,291)
Accumulated other comprehensive income	3,304,470	3,076,706
Total Cemtrex stockholders’ equity	6,755,441	7,687,614
Non-controlling interest	559,770	656,179
Total liabilities and stockholders’ equity	$45,298,305	$48,453,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	December 31, 2023	December 31, 2022

Revenues	$16,878,166	$11,970,242
Cost of revenues	9,795,767	6,927,627
Gross profit	7,082,399	5,042,615
Operating expenses
General and administrative	6,971,966	5,455,833
Research and development	848,805	1,538,218
Total operating expenses	7,820,771	6,994,051
Operating loss	(738,372)	(1,951,436)
Other (expense)/income
Other income/(expense), net	78,411	(17,083)
Interest expense	(583,683)	(1,128,234)
Total other (expense)/income, net	(505,272)	(1,145,317)
Net loss before income taxes	(1,243,644)	(3,096,753)
Income tax expense	(70,751)	-
Loss from Continuing operations	(1,314,395)	(3,096,753)
Income/(loss) from discontinued operations, net of tax	10,492	(3,239,621)
Net loss	(1,303,903)	(6,336,374)
Less loss in noncontrolling interest	(96,409)	(59,163)
Net loss attributable to Cemtrex, Inc. stockholders	$(1,207,494)	$(6,277,211)
Income/(loss) per share - Basic & Diluted
Continuing Operations	$(1.16)	$(3.99)
Discontinued Operations	$0.01	$(4.25)
Weighted Average Number of Shares-Basic & Diluted	1,047,624	761,571

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended
	December 31, 2023	December 31, 2022
Other comprehensive loss
Net loss	$(1,303,903)	$(6,336,374)
Foreign currency translation gain	227,764	223,569
Comprehensive loss	(1,076,139)	(6,112,805)
Less comprehensive income attributable to noncontrolling interest	(96,409)	(59,163)
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(979,730)	$(6,053,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series C Par Value $0.001		Common Stock Par Value $0.001		Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Preferred Stock	Comprehensive Income	Stockholders’ Equity	controlling interest
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	1,045,783	$1,046	$68,881,705	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179
Foreign currency translation gain										227,764	227,764
Share-based compensation							7,557				7,557
Dividends paid in Series 1 preferred shares	115,037	115					(115)				-
Income/(loss) attributable to noncontrolling interest											-	(96,409)
Shares issued to pay for services					9,853	10	39,990				40,000
Net loss								(1,207,494)			(1,207,494)
Balance at December 31, 2023	2,408,053	$2,408	50,000	$50	1,055,636	$1,056	$68,929,137	$(65,333,389)	$(148,291)	$3,304,470	$6,755,441	$559,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series C Par Value $0.001		Common Stock Par Value $0.001		Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Preferred Stock	Comprehensive Income	Stockholders’ Equity	controlling interest
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	754,711	$755	$66,641,696	$(54,929,020)	$(148,291)	$2,377,525	$13,944,794	$692,742
Foreign currency translation gain										223,569	223,569
Share-based compensation							39,842				39,842
Shares issued to pay notes payable					39,016	39	232,106				232,145
Dividends paid in Series 1 preferred shares	104,341	104					(104)				-
Income/(loss) attributable to noncontrolling interest											-	(59,163)
Net loss								(6,277,211)			(6,277,211)
Balance at December 31, 2022	2,183,463	$2,183	50,000	$50	793,727	$794	$66,913,540	$(61,206,231)	$(148,291)	$2,601,094	$8,163,139	$633,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
	2023	2022
Cash Flows from Operating Activities

Net loss	$(1,303,903)	$(6,336,374)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	368,301	530,830
Gain on disposal of property and equipment	-	(3,547)
Noncash lease expense	193,281	197,198
Bad debt expense	11,964	4,510
Share-based compensation	7,557	39,842
Income tax expense	70,751	-
Interest expense paid in equity shares	-	32,145
Accounts payable paid in equity shares	40,000	-
Accrued interest on notes payable	327,132	528,100
Non-cash royalty income	(13,282)	-
Amortization of original issue discounts on notes payable	-	441,734
Amortization of loan origination costs	18,133	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(696,824)	(1,541,371)
Trade receivables - related party	(163,349)	(383,710)
Inventory	800,602	(116,942)
Contract assets	45,066	(260,647)
Prepaid expenses and other current assets	636,906	(410,327)
Other assets	(54,592)	(146,356)
Accounts payable	(2,072,392)	(327,945)
Accounts payable - related party	221	(99)
Sales tax payable	(25,116)	(2,387)
Operating lease liabilities	(193,130)	(132,963)
Deposits from customers	26,179	416,523
Accrued expenses	(941,698)	977,328
Contract liabilities	8,406	1,037,897
Deferred revenue	(54,982)	(95,395)
Income taxes payable	(78,574)	(94,848)
Other liabilities	(95,730)	(225,506)
Net cash used by operating activities - continuing operations	(3,139,073)	(5,872,310)
Net cash provided by operating activities - discontinued operations	-	2,501,426
Net cash used by operating activities	(3,139,073)	(3,370,884)

Cash Flows from Investing Activities
Purchase of property and equipment	(290,666)	(571,658)
Proceeds from sale of property and equipment	-	3,547
Proceeds from sale of marketable securities	356	-
Investment in MasterpieceVR	(100,000)	-
Net cash used by by investing activities - continuing operations	(390,310)	(568,111)
Net cash provided by investing activities - discontinued operations	-	207,329
Net cash used by investing activities	(390,310)	(360,782)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	11,655,935	-
Payments on revolving line of credit	(8,371,144)	-
Payments on debt	(2,204,743)	(294,370)
Payments on Paycheck Protection Program Loans	(10,120)	-
Proceeds on bank loans	28,331	-
Payments on bank loans	(100,160)	(306,550)
Net cash provided by/(used by) financing activities	998,099	(600,920)

Effect of currency translation	198,454	229,243
Net decrease in cash, cash equivalents, and restricted cash	(2,531,284)	(4,332,586)
Less cash attributed to discontinued operations	-	(714,420)
Cash, cash equivalents, and restricted cash at beginning of period	6,349,562	12,188,096
Cash, cash equivalents, and restricted cash at end of period	$4,016,732	$7,370,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$2,835,216	$5,768,610
Restricted cash	1,181,516	1,601,723
Total cash, cash equivalents, and restricted cash	$4,016,732	$7,370,333

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$238,418	$126,255

Cash paid during the period for income taxes, net of refunds	$176,378	$94,848

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay for services	$40,000	$-
Shares issued to pay notes payable	$-	$232,145
Financing of fixed asset purchase	$28,331	$-
Investment in right of use asset	$-	$76,506

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

The Company’s reporting segments consist of Security and Industrial Services.

Security

Cemtrex’s Security segment operates under the brand of its majority owned subsidiary, Vicon Industries, Inc. (“Vicon”), which provides end-to-end security solutions to meet the toughest corporate, industrial, and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

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

The pro forma summary below presents the results of operations as if the Heisey acquisition occurred on October 1, 2022. Proforma adjustments for the three months ended December 31, 2022, includes $63,900 of depreciation expense from acquired fixed assets, $33,400 of interest expense on the debt used in the acquisition. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of the Company’s future consolidated results of operations.

Unaudited
for the three months ended
December 31, 2022

Revenues	$13,173,838
Net loss	(6,440,203)

On August 30, 2023, the Company acquired a mortgage in the amount of $1,200,000 from Fulton Bank to finance the purchase of the properties formerly owned by Heisey Mechanical Ltd. The mortgage carries interest at the Secured Overnight Financing Rate (SOFR) plus 2.8% and matures on September 30, 2043.

Nasdaq Notices for Listing Deficiencies

On July 29, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s Series 1 preferred stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On January 26, 2023, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, it had been granted an additional 180 days or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On September 8, 2023, the Company received a letter from the Nasdaq Hearings Panel (“Panel”) informing the Company that the Panel has granted the Company a temporary exception to regain compliance with The Nasdaq Stock Market LLC’s (“Nasdaq” or the “Exchange”) Listing Rule 5555(a)(1) (the “Bid Price Rule”) by no later than January 19, 2024. The Company has announced a special meeting of Series 1 Preferred stock shareholders was scheduled for December 26, 2023, to approve the reverse stock split. On December 26, 2023, the meeting was adjourned to December 29, 2023, due to insufficient votes represented by proxy or virtually in person to constitute a quorum for the transaction of business at the Special Meeting. On December 29, 2023, there were still insufficient votes represented by proxy or virtually in person to constitute a quorum thus the resolution did not pass.

Subsequent to the balance sheet date, the Company has bought back 71,951 shares for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program. The Company’s Series 1 Preferred Stock was delisted from the NASDAQ Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP”.

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

The Company has incurred substantial losses of $9,196,875 and $13,020,958 for fiscal years 2023 and 2022, respectively, and has losses on continuing operations for the three months ending December 31, 2023, of $1,314,395 and has current liabilities of $28,696,123 and working capital deficit of $2,284,787, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital deficit and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has approximately $2.84 million in cash as of December 31, 2023. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of December 31, 2023, has available capacity of $1,642,676, (ii) sold unprofitable brands, reducing the cash required to maintain those brands, (iii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products, and (iv) has effected a 35:1 reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our short or long-term needs. Absent an ability to raise additional outside capital and restructure or refinance all or a portion of our debt, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date.

The condensed consolidated financial statements do not include any adjustments relating to this uncertainty.

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2023, of Cemtrex, Inc.

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

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2023, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Update 2016-13”). Update 2016-13 replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. For public business entities, the new standard became effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period. On October 1, 2023, the Company implemented this standard and there has been no material change to the financial statements.

The Company estimates credit losses associated with our accounts receivable portfolio segment using an expected credit loss model, which utilizes an aging schedule methodology based on historical information and adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts.

The Company will utilize the Probability-of-default method for financing receivables and loans. Expected credit losses are determined by multiplying the probability of default (i.e., the probability the asset will default within the given time frame) by the loss given default (the percentage of the asset not expected to be collected because of default). The Company considers sources of repayment associated with a financial asset when determining its credit losses, including collection against the collateral and certain embedded credit enhancements, such as guarantees or insurance. The allowance for credit losses were immaterial as of December 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Effective

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026 for the annual reporting period ending September 30, 2026. The Company is currently in the process of evaluating the impact of adoption on its Consolidated Financial Statements.

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

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due and during the three-month periods ended December 31, 2023, and 2022, has recognized $13,282, and $4,427, respectively, of royalties due and will amortize the remaining amount over the period the royalties are due.

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

As of December 31, 2023, and September 30, 2023, there were no assets or liabilities included within discontinued operations on the Company’s Condensed Consolidated Balance Sheets.

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

Income/(loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2023 and 2022, are as follows:

	For the three months ended December 31,
	2023	2022

Total net sales	$-	$649,061
Cost of sales	-	228,086
Operating, selling, general and administrative expenses	-	1,295,572
Other (income)/expenses	-	3,195
Income (loss) from discontinued operations	-	(877,792)
Amortization of discounted royalties	13,282	4,427
Loss on sale of discontinued operations	-	(2,455,341)
Adjustment of benefit obligation	-	89,085
Income tax provision	2,790	-
Discontinued operations, net of tax	$10,492	$(3,239,621)

NOTE 4 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three months ended December 31, 2023 and 2022:

	For the three months ended
	December 31, 2023	December 31, 2022
Over time	52%	51%
Point-in-time	48%	49%

NOTE 5 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three months ended December 31, 2023, and 2022, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended
	December 31,
	2023	2022

Options	28,796	34,579

For the three months ended December 31, 2023 and 2022, loss per share basic and diluted for continuing operations are calculated as follows:

	For the three months
	December 31,
	2023	2022
Loss from Continuing operations	$(1,314,395)	$(3,096,753)
Less loss in noncontrolling interest	(96,409)	(59,163)
Preferred stock dividends	-	-
Net loss applicable to common shareholders	(1,217,986)	(3,037,590)
Weighted Average Number of Shares-Basic & Diluted	1,047,624	761,571
Loss per share - Basic & Diluted - Continuing Operations	$(1.16)	$(3.99)

NOTE 6 – SEGMENT INFORMATION

The Company reports and evaluates financial information for two reportable segments: the Security segment and the Industrial Services segment.

The following tables summarize the Company’s reportable segment information and corporate expenses:

	Three months ended December 31, 2023				Three months ended December 31, 2022
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$9,167,801	$7,710,365	$-	$16,878,166	$7,004,744	$4,965,498	$-	$11,970,242
Cost of revenues	4,650,854	5,144,913	-	9,795,767	3,601,054	3,326,573	-	6,927,627
Gross profit	$4,516,947	$2,565,452	$-	$7,082,399	$3,403,690	$1,638,925	$-	$5,042,615
Operating expenses
General, and administrative	4,327,628	1,529,263	746,774	6,603,665	2,749,429	1,188,865	986,709	4,925,003
Depreciation and amortization	128,152	240,149	-	368,301	331,155	167,521	32,154	530,830
Research and development	848,805	-	-	848,805	1,538,218	-	-	1,538,218
Operating (loss)/income	$(787,638)	$796,040	$(746,774)	$(738,372)	$(1,215,112)	$282,539	$(1,018,863)	$(1,951,436)

Other income/(expense)	$(134,261)	$(108,144)	$(262,867)	$(505,272)	$(112,399)	$(31,560)	$(1,001,358)	$(1,145,317)

NOTE 7 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,181,516 at December 31, 2023, and $1,019,652 at September 30, 2023.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The Company’s fair value assets at December 31, 2023, and September 30, 2023, are as follows.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2023
Assets
Investment in marketable securities (included in short-term investments)	$13,307	$-	$-	$13,307

	$13,307	$-	$-	$13,307

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2023
Assets
Investment in marketable securities (included in short-term investments)	$13,663	$-	$-	$13,663

	$13,663	$-	$-	$13,663

NOTE 9 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	December 31, 2023	September 30, 2023
Trade receivables	$10,141,443	$9,444,619
Allowance for credit losses	(236,888)	(234,924)
	$9,904,555	$9,209,695

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 10 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	September 30, 2023

Prepaid expenses	$386,334	$521,310
Prepaid inventory	559,075	1,084,051
Deferred costs	36,002	25,941
Loan origination costs	54,400	-
Prepaid income taxes	-	168,555
VAT and GST tax receivable	311,487	298,502
Prepaid expenses and other current assets total	$1,347,298	$2,098,359

NOTE 11 – INVENTORY, NET

Inventory, net consisted of the following:

	December 31, 2023	September 30, 2023
Raw materials	$857,117	$885,398
Work in progress	397,017	109,019
Finished goods	6,684,483	7,744,802
Inventory, net	7,938,617	8,739,219

The Company maintained an allowance for obsolete inventories of $502,528 and $618,021 at December 31, 2023 and September 30, 2023, respectively.

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31, 2023	September 30, 2023
Land	$945,279	$945,279
Building and leasehold improvements	4,370,732	4,362,062
Furniture and office equipment	595,397	579,700
Computers and software	1,333,135	1,333,135
Machinery and equipment	12,744,304	12,488,639
	19,988,847	19,708,815
Less: Accumulated depreciation	(10,818,471)	(10,490,114)
Property and equipment, net	$9,170,376	$9,218,701

Depreciation expense for the three months ended December 31, 2023, and 2022, was $368,301 and $530,830, respectively and is recorded in general and administrative expenses on the Company’s Condensed consolidated statements of operations.

NOTE 13 – GOODWILL

Changes in the carrying amount of goodwill, by segment, are as follows:

	Security	Industrial Services	Corporate	Consolidated
Balance at September 30, 2023	$530,475	$3,851,416	$-	$4,381,891

Balance at December 31, 2023	$530,475	$3,851,416	$-	$4,381,891

As of December 31, 2023, and September 30, 2023, accumulated impairment losses of $3,316,000 related to the Security segment have been recorded.

NOTE 14 – OTHER ASSETS

On November 13, 2020, Cemtrex made a $500,000 investment, on January 19, 2022, made an additional $500,000 investment, and on July 18, 2023, and October 5, 2023, made an additional $100,000 investment on each date via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is recorded at cost and is included in other assets in the accompanying Condensed consolidated balance sheets. No impairment has been recorded for the three months ended December 31, 2023.

Other assets consisted of the following:

	December 31, 2023	September 30, 2023
Rental deposits	$56,807	$198,641
Investment in Masterpiece VR	1,200,000	1,100,000
Other deposits	322,976	167,808
Demonstration equipment supplied to resellers	410,818	369,560
Other assets total	$1,990,601	$1,836,009

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2023	September 30, 2023
Accrued expenses	$477,094	$1,473,465
Accrued payroll	1,142,896	1,088,223
Accrued warranty	222,702	222,702
Accrued expenses total	$1,842,692	$2,784,390

NOTE 16 – DEFERRED REVENUE

The Company’s deferred revenue as of and for the three months ended December 31, 2023, and 2022, were as follows:

	For the three months ended
	December 31, 2023	December 31, 2022

Deferred revenue at beginning of period	$2,311,334	$1,824,534
Net additions:
Deferred software revenues	659,970	427,418
Recognized as revenue:
Deferred software revenues	714,952	558,931
Deferred revenue at end of period	2,256,352	1,693,021
Less: current portion	1,562,107	1,097,740
Long-term deferred revenue at end of period	$694,245	$595,281

For the three months ended December 31, 2023 and 2022, the Company recognized revenue of $608,843 and $506,185, respectively, that was previously included in the beginning balance of deferred revenues.

NOTE 17 – CONTRACT ASSETS AND LIABILITIES

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

The following is a summary of the Company’s uncompleted contracts:

	December 31, 2023	December 31, 2022

Costs incurred on uncompleted contracts	$11,900,894	$2,779,408
Estimated gross profit	3,020,654	1,145,663
	14,921,548	3,925,071
Applicable billings to date	(14,216,138)	(4,811,777)
Net billings in excess of costs, Ending balance	$705,410	$(886,706)

	December 31, 2023	September 30, 2023
Included in the accompanying balance sheet under the following captions

Contract assets, net
Costs in excess, net	$1,593,142	$1,680,071
Conditional retainage, net	100,993	59,130
Total contract assets, net	$1,694,135	$1,739,201

Contract liabilities
Billings in excess	(988,725)	(980,319)
Total contract liabilities	$(988,725)	$(980,319)

	December 31, 2022	September 30, 2022
Included in the accompanying balance sheet under the following captions

Contract assets, net
Costs in excess, net	$521,172	$781,819
Total contract assets, net	$521,172	$781,819

Contract liabilities
Billings in excess	(1,407,878)	(369,890)
Total contract liabilities	$(1,407,878)	$(369,890)

For the three months ended December 31, 2023 and 2022, the Company recognized revenue of $791,161 and $352,847, respectively, that was previously included in the beginning balance of contract liabilities.

NOTE 18 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder, and former CFO, for total consideration of $550,000. On July 31, 2022, the Company negotiated a payment agreement surrounding the sale of Griffin Filters, LLC, and other liabilities due to the Company. totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024.

As of December 31, 2023, and September 30, 2023, there was $3,811 and $3,806 payable due to Ducon Technologies, Pvt Ltd., which is also owned by Aron Govil, respectively.

As of December 31, 2023, and September 30, 2023, there was $638,207 and $637,208 receivable due from Ducon Technologies, Pvt Ltd., respectively.

On November 22, 2022, the Company entered into two Asset Purchase Agreements and one Simple Agreement for Future Equity (“SAFE”) with the Company’s CEO, Saagar Govil, to secure the sale of the subsidiaries Cemtrex Advanced Technologies, Inc, and Cemtrex XR, Inc., which include the brands SmartDesk, Cemtrex XR, Virtual Driver Interactive, Bravo Strong, and good tech (formerly Cemtrex Labs), to Mr. Govil. Cemtrex XR, Inc. was purchased for $890,000 comprised of $75,000 in cash and 5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next three years; and should the total sum of royalties due be less than $820,000 at the end of the three-year period, Mr. Govil shall be obligated to pay the difference between $820,000 and the royalties paid. The first Royalty payment is due by March 30, 2024. Cemtrex Advanced Technologies, Inc. was purchased for $10,000 in cash, 5% royalty of all revenues on the Business to be paid 90 days after the end of each calendar year for the next 5 years, and $1,600,000 in SAFE (common equity) at any subsequent fundraising or exit above $5,000,000 with a $10,000,000 cap. Subsequent to the sale of Cemtrex Advanced Technologies, Inc. the business has ceased operations. The company has recognized no gain in relation to the 5% royalties.

As of December 31, 2023, there was $638,485 in trade receivables due from these companies. Of these receivables $133,778 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and subscription services that are set up on auto pay with a credit card. The remaining $504,707 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. As of December 31, 2023, there were $64,919 in payables due to these companies.

As of December 31, 2023, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $708,174, of which $220,000 is considered short-term and is presented on the Company’s Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party”.

NOTE 19 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 2.75 years at December 31, 2023, and 3 years at September 30, 2023. Lease liabilities were $2,155,559 with $728,875 classified as short-term at December 31, 2023, and $2,348,689 with $741,487, classified as short-term at September 30, 2023. The weighted average discount rate used to measure lease liabilities was approximately 5.6% at December 31, 2023, and September 30, 2023. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments. Cash used by operating leases were $193,130, and $132,963 for the three months ended December 31, 2023 and 2022.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month. Short-term rent expense was $1,800 for the three months ended December 31, 2023.

The Company’s security segment leases approximately 1,037 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $5,487 per month. Short-term rent expense was $16,461 for the three months ended December 31, 2023.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the condensed consolidated balance sheet at December 31, 2023, is set forth below:

Years ending September 30,	Operating Leases
2024	624,469
2025	823,816
2026	621,892
2027	270,742
2028 & Thereafter	51,415
Undiscounted lease payments	2,392,334
Amount representing interest	(236,775)
Discounted lease payments	$2,155,559

Lease costs for the three months ended December 31, 2023, and 2022 are set forth below:

	For the three months ended
	December 31,
	2023	2022
Lease costs:
Operating lease costs	193,432	261,433
Short-term lease costs	18,261	-
Total lease cost	$211,693	$261,433

NOTE 20 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A.. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of December 31, 2023, the Company had enough eligible assets to access the full credit line. The Company was in compliance with all loan covenants as of December 31, 2023. The funds were used to pay the NIL Funding term loan and will fund operations of the Vicon entity. As of December 31, 2023, this loan had a balance of $3,357,324, with $54,400 of unamortized loan origination fees, which is included in “Prepaid expenses” on the accompanying Condensed Consolidated Balance Sheet. There were $1,642,676 in available funds as of December 31, 2023.

Standstill Agreement

On August 31, 2023, the Company and Streeterville Capital, LLC entered into a standstill agreement for the two notes held by Streeterville Capital, LLC. The terms of this agreement are the earlier of (a) the date that is ninety (90) days from the Effective Date, and (b) the date that the Company completes an equity offering on either Form S-1 or Form S-3 (the “Standstill Period”), Streeterville Capital, LLC will not seek to redeem any portion of the Notes, and (c) the Company agrees to prepay to Lender fifty percent (50%) of the net proceeds received by Borrower in connection with all equity financings until such time as Borrower has raised at least $5,000,000 in aggregate net proceeds.

The following table outlines the Company’s secured liabilities:

			December 31,	September 30,
	Interest Rate	Maturity	2023	2023
Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of December 31, 2023. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.75% as of December 31, 2023 and 7.68% as of September 30, 2023).	1/31/2025	89,125	108,700

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of December 31, 2023. This loan is secured by the underlying asset.	SOFR plus 2.62% (8.00% on December 31, 2023 and (7.93% on September 30, 2023).	1/28/2040	2,163,687	2,180,115

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (8.18% as of December 31, 2023 and 8.11% as of September 30, 2023).	9/30/2043	1,194,480	1,200,000

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (8.18% as of December 31, 2023 and 8.11% as of September 30, 2023).	7/1/2030	2,063,927	2,122,565

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0, as of December 31, 2023 and September 30, 2023.	8%	6/30/2024	4,691,520	4,596,589

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of December 31, 2023 and September 30, 2023.	8%	2/22/2025	11,475,435	11,243,233

Note Payable - $240,000 For the purchase of Heisey Mechanical, Ltd.	6%	7/1/2024	240,000	240,000

Term Loan Agreement with NIL Funding Corporation (“NIL”) - $5,600,000 The Company was in compliance with loan covenants as of September 30, 2023.	11.50%	12/31/2024	-	1,979,743

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	80,994	91,114

Software License Agreement - $1,125,000, for the purchase of software source code for use in our Security segment products	N/A	6/3/2024	450,000	675,000

HDFC Bank Auto Loan - $28,331, for the purchase of automobile at India office. Monthly payments of ₹65,179 ($784.89 as translated as of December 31, 2023). Automobile is collateral for this loan.	8.70%	6/5/2027	28,331	-
Total secured liabilities			$22,477,499	$24,437,059
Less: Current maturities			(15,717,081)	(14,507,711)
Less: Unamortized original issue discount			-	-
Secured liabilities, Long Term			$6,760,418	$9,929,348

NOTE 21 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of December 31, 2023, and September 30, 2023, there were 2,458,053 and 2,343,016 shares issued and 2,393,953 and 2,278,916 shares outstanding, respectively.

Series 1 Preferred Stock

During the three months ended December 31, 2023, 115,037 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of December 31, 2023, and September 30, 2023, there were 2,408,053 and 2,293,016 shares of Series 1 Preferred Stock issued and 2,343,953 and 2,228,916 shares of Series 1 Preferred Stock outstanding, respectively.

Series C Preferred Stock

As of December 31, 2023, and September 30, 2023, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.001 par value. As of December 31, 2023, there were 1,055,636 shares issued and outstanding and at September 30, 2023, there were 1,045,783 shares issued and outstanding.

During the three months ended December 31, 2023, 9,853 shares of the Company’s common stock have been issued in exchange for services valued at $40,000.

NOTE 22 – SHARE-BASED COMPENSATION

For the three months ended December 31, 2023, and 2022, the Company recognized $7,557 and $39,842 of share-based compensation expense on its outstanding options, respectively. As of December 31, 2023, $55,748 of unrecognized share-based compensation expense is expected to be recognized over a period of two years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the three months ended December 31, 2023, no options were granted, cancelled, or forfeited.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

The Company’s Industrial Services segment leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $4,555 expiring on August 31, 2025.

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

From time to time, the Company and its subsidiaries are involved in legal proceedings that are incidental to the operation of our business. The Company continues to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, the Corporation does not expect that such legal proceedings will have a material adverse impact on its condensed consolidated financial statements.

NOTE 24 – SUBSEQUENT EVENTS

Delisting from NASDAQ Capital Market and Repurchase of Series 1 Preferred Stock

Subsequent to the balance sheet date, the Company has bought back 71,951 shares for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program. This action proved ineffective to meet the Minimum Bid Price Requirement.

The Company’s Series 1 Preferred Stock was suspended from the Nasdaq Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP.”

Nasdaq informed the Company that Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC following the lapse of applicable appeal periods. The Company does not intend to appeal the Panel’s decision. After the Form 25 is filed, the delisting will become effective 10 days later. The deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act will be effective for 90 days, or such shorter period as the SEC may determine, after filing of the Form 25.

Filing of Registration Statement on Form S-1

On January 17, 2024, the Company filed a preliminary Prospectus on Form S-1 to register shares of our common stock and common stock warrants for sale through a placement agent.

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

The Company’s reporting segments consist of Security and Industrial Services.

Security

Cemtrex’s Security segment operates under the brand of its majority owned subsidiary, Vicon Industries, Inc. (“Vicon”), which provides end-to-end security solutions to meet the toughest corporate, industrial, and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

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

Certain of our accounting policies are deemed “significant”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective, or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023.

Results of Operations – For the three months ended December 31, 2023, and 2022

Revenues

Our Security segment revenues for the three months ended December 31, 2023, increased by $2,163,057 or 31% to $9,167,801 from $7,004,744 for the three months ended December 31, 2022. This increase is due to an increased demand for the Security segment’s products and services.

Our Industrial Services segment revenues for the three months ended December 31, 2023, increased by $2,744,867 or 55%, to $7,710,365 from $4,965,498 for the three months ended December 31, 2022. This increase is mainly due to increased demand for the segment’s services and the additional business from the Heisey acquisition.

Our Corporate segment is the holding company for the other two segments and did not generate any revenue for the three months ended December 31, 2023 or 2022.

Gross Profit

Gross Profit for the three months ended December 31, 2023, was $7,082,399 or 42% of revenues as compared to gross profit of $5,042,615 or 42% of revenues for the three months ended December 31, 2022.

Gross profit in our Security segment was $4,516,947 or 49% of the segment’s revenues for the three months ended December 31, 2023, as compared to gross profit of $3,403,690 or 49% of the segment’s revenues for the period ended December 31, 2022. Gross profit as a percentage of revenues remained constant in the three months ended December 31, 2023, compared to the three months ended December 31, 2022.

Gross profit in our Industrial Services segment was $2,565,452 or 33% of the segment’s revenues for the three months ended December 31, 2023, as compared to gross profit of $1,638,925 or 33% of the segment’s revenues for the period ended December 31, 2022. Gross profit as a percentage of revenues remained constant in the three months ended December 31, 2023, compared to the three months ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2023, increased $1,516,133 or 28% to $6,971,966 from $5,455,833 for the three months ended December 31, 2022. The increase in general and administrative expenses is mainly related to increased payroll, insurance, office supplies and repairs and maintenance expenses offset by decreased depreciation, professional fees, rent, and travel expenses. One-time fees in the current quarter include approximately $155,000 in severance payments.

Research and Development Expenses

Research and Development expenses for the three months ended December 31, 2023, were $848,805 compared to $1,538,218 for the three months ended December 31, 2022, a decrease of $689,413 or 45%. Research and Development expenses are primarily related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the three months ended December 31, 2023, was $505,272, as compared to $1,145,317 for the three months ended December 31, 2022. Other expense for the three months ended December 31, 2023, and 2022, was mainly driven by interest on the Company’s debt. Decreases in interest expense relate to $221,831 in deferral charges and $441,733 of amortization of original issue discounts in the three months ended December 31, 2022, that did not occur in the current period.

Provision for Income Taxes

During the three months ended December 31, 2023 and 2022, the Company had income tax expense from continuing operations of $70,751 and $0. The provision for income tax is based upon the current income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s current ability to utilize net loss carryforwards.

Income/(loss) from Discontinued Operations

For the three months ended December 31, 2023, the Company had income on discontinued operations, net of tax of $10,492. This income is mainly related to the recognition of the royalties due from CXR, Inc. Losses on discontinued operations for the three months ended December 31, 2022, were $3,239,621 attributable to the operations and sale of the Cemtrex brands discussed in Note 3 to the financial statements included herein.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital deficit was $2,284,787 at December 31, 2023, compared to working capital of $1,948,923 at September 30, 2023. This includes cash and equivalents and restricted cash of $4,016,732 at December 31, 2023, and $6,349,562 at September 30, 2022. The decrease in working capital was primarily due to the Company’s payment of accounts payable and accrued expenses.

Cash used by operating activities for continuing operations for the three months ended December 31, 2023, and 2022 was $3,139,073 and $5,872,310, respectively. Cash provided by operating activities for discontinued operations for the three months ended December 31, 2022, was $2,501,426.

Trade receivables increased by $694,860 or 8% to $9,904,555 at December 31, 2023, from $9,209,695 at September 30, 2023. The increase in trade receivables is attributable to increased sales in the Security segment.

Cash used by investing activities for continuing operations for the three months ended December 31, 2023, was $390,310 compared to $568,111 for the three months ended December 31, 2022. Cash provided by investing activities for discontinued operations was $207,329 for the three months ended December 31, 2022. Investing activities for the three months ended December 31, 2023, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR.

Cash provided by financing activities for the three months ended December 31, 2023, was $998,099 compared to using cash of $600,920 for the three months ended December 31, 2022. Financing activities were primarily driven by proceeds and payments on the Company’s revolving line of credit and payments on its secured debt. Financing activities for the three months ended December 31, 2022, were primarily driven by payments on the Company’s debt.

While our working capital deficit and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has approximately $2.84 million in cash as of December 31, 2023. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of December 31, 2023, has available capacity of $1,642,676, (ii) sold unprofitable brands, reducing the cash required to maintain those brands, (iii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products, and (iv) has effected a 35:1 reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our short or long-term needs. Absent an ability to raise additional outside capital and restructure or refinance all or a portion of our debt, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date.

Each segment of the Company’s operations has positioned itself for growth and the Company’s long-term objectives include, increasing marketing and sales for the Company’s products and services in each segment, increasing the Company’s presence through collaboration partnerships in each segment and through strategic acquisitions of complementary businesses for each segment. These long-term objectives will require sufficient cash to complete, and the Company expects to fund these objectives with cash on hand, issuance of debt, and from proceeds from the sale of the Company’s securities, which may not be sufficient to fully implement our growth initiatives.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on their evaluation, our management has concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K filed with the SEC on December 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2023, 9,853 shares of the Company’s common stock have been issued in exchange for services valued at $40,000.

Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
10.1*	Credit and Security Agreement and Promissory Note, dated October 5, 2023
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
32.2*	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: February 13, 2024	By:	/s/ Saagar Govil
Saagar Govil
Chief Executive Officer

Dated: February 13, 2024		/s/ Paul J. Wyckoff
Paul J. Wyckoff
Interim Chief Financial Officer
and Principal Financial Officer

