Form 10-Q
period 2024-03-31
CEMTREX INC
filed 2024-05-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 10, 2024, the issuer had 10,652,287 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$2,916,120	$5,329,910
Restricted cash	1,172,416	1,019,652
Short-term investments	13,853	13,663
Trade receivables, net	11,535,880	9,209,695
Trade receivables, net - related party	1,479,703	1,143,342
Inventory, net	7,397,747	8,739,219
Contract assets, net	1,979,679	1,739,201
Prepaid expenses and other current assets	1,910,415	2,098,359
Total current assets	28,405,813	29,293,041

Property and equipment, net	8,902,051	9,218,701
Right-of-use operating lease assets	2,193,011	2,287,623
Royalties receivable, net - related party	440,049	674,893
Note receivable, net - related party	761,585	761,585
Goodwill	4,381,891	4,381,891
Other	2,161,862	1,836,009
Total Assets	$47,246,262	$48,453,743

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$5,741,091	$6,196,406
Accounts payable - related party	9,214	68,509
Sales tax payable	37,487	35,829
Revolving line of credit	4,019,234	-
Current maturities of long-term liabilities	914,170	14,507,711
Operating lease liabilities - short-term	792,141	741,487
Deposits from customers	207,708	57,434
Accrued expenses	2,676,079	2,784,390
Contract liabilities	1,899,409	980,319
Deferred revenue	1,404,608	1,583,406
Accrued income taxes	404,288	388,627
Total current liabilities	18,105,429	27,344,118
Long-term liabilities
Long-term debt	21,553,920	9,929,348
Long-term operating lease liabilities	1,462,545	1,607,202
Other long-term liabilities	317,093	501,354
Deferred Revenue - long-term	654,617	727,928
Total long-term liabilities	23,988,175	12,765,832
Total liabilities	42,093,604	40,109,950

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,408,053 shares issued and 2,272,002 shares outstanding as of March 31, 2024 and 2,293,016 shares issued and 2,228,916 shares outstanding as of September 30, 2023 (liquidation value of $10 per share)	2,408	2,293
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2024 and September 30, 2023	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized, 1,055,636 shares issued and outstanding at March 31, 2024 and 1,045,783 shares issued and outstanding at September 30, 2023	1,056	1,046
Additional paid-in capital	68,936,696	68,881,705
Accumulated deficit	(66,806,600)	(64,125,895)
Treasury stock, 136,051 shares of Series 1 Preferred Stock at March 31, 2024 and 64,100 shares of Series 1 Preferred Stock at September 30, 2023	(217,996)	(148,291)
Accumulated other comprehensive income	2,773,784	3,076,706
Total Cemtrex stockholders’ equity	4,689,398	7,687,614
Non-controlling interest	463,260	656,179
Total liabilities and stockholders’ equity	$47,246,262	$48,453,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Revenues	$17,159,595	$16,073,397	$34,037,761	$28,043,639
Cost of revenues	10,220,179	8,734,916	20,015,946	15,662,543
Gross profit	6,939,416	7,338,481	14,021,815	12,381,096
Operating expenses
General and administrative	7,020,157	5,318,267	13,992,123	10,482,605
Research and development	951,400	1,615,341	1,800,205	3,445,054
Total operating expenses	7,971,557	6,933,608	15,792,328	13,927,659
Operating (loss)/income	(1,032,141)	404,873	(1,770,513)	(1,546,563)
Other (expense)/income
Other income/(expense), net	144,765	376,504	223,176	359,421
Interest expense	(592,804)	(1,335,138)	(1,176,487)	(2,463,372)
Total other (expense)/income, net	(448,039)	(958,634)	(953,311)	(2,103,951)
Net loss before income taxes	(1,480,180)	(553,761)	(2,723,824)	(3,650,514)
Income tax expense	(100,004)	-	(170,755)	-
Loss from Continuing operations	(1,580,184)	(553,761)	(2,894,579)	(3,650,514)
Income/(loss) from discontinued operations, net of tax	10,463	14,232	20,955	(3,225,389)
Net loss	(1,569,721)	(539,529)	(2,873,624)	(6,875,903)
Less (loss)/income in noncontrolling interest	(96,510)	55,265	(192,919)	(3,898)
Net loss attributable to Cemtrex, Inc. stockholders	$(1,473,211)	$(594,794)	$(2,680,705)	$(6,872,005)
(Loss)/income per share - Basic & Diluted
Continuing Operations	$(1.46)	$(0.82)	$(2.62)	$(4.70)
Discontinued Operations	$0.01	$0.02	$0.02	$(4.09)
Weighted Average Number of Shares-Basic & Diluted	1,055,636	815,498	1,051,630	788,265

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Other comprehensive loss
Net loss	$(1,569,721)	$(539,529)	$(2,873,624)	$(6,875,903)
Foreign currency translation loss	(530,686)	(317,218)	(302,922)	(93,649)
Comprehensive loss	(2,100,407)	(856,747)	(3,176,546)	(6,969,552)
Less comprehensive income/(loss) attributable to noncontrolling interest	96,510	(55,265)	192,919	3,898
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(2,196,917)	$(801,482)	$(3,369,465)	$(6,973,450)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.001				Treasury	Accumulated
	Number		Number		Number		Additional		Stock,	other	Cemtrex	Non-
	of		of		of		Paid-in	Accumulated	136,051 shares of	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Series 1 Preferred Stock	Income	Equity	interest
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	1,045,783	$1,046	$68,881,705	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179
Foreign currency translation gain										227,764	227,764
Share-based compensation							7,558				7,558
Dividends paid in Series 1 preferred shares	115,037	115					(115)				-
Loss attributable to noncontrolling interest											-	(96,409)
Shares issued to pay for services					9,853	10	39,990				40,000
Net loss								(1,207,494)			(1,207,494)
Balance at December 31, 2023	2,408,053	$2,408	50,000	$50	1,055,636	$1,056	$68,929,138	$(65,333,389)	$(148,291)	$3,304,470	$6,755,442	$559,770
Foreign currency translation loss										$(530,686)	(530,686)
Share-based compensation							$7,558				7,558
Purchase of treasury stock									$(69,705)		(69,705)
Loss attributable to noncontrolling interest											-	$(96,510)
Shares issued to pay for services											-
Net loss								$(1,473,211)			(1,473,211)
Balance at March 31, 2024	2,408,053	$2,408	50,000	$50	1,055,636	$1,056	$68,936,696	$(66,806,600)	$(217,996)	$2,773,784	$4,689,398	$463,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.001				Treasury	Accumulated
	Number		Number		Number		Additional		Stock,	other	Cemtrex	Non-
	of		of		of		Paid-in	Accumulated	64,100 shares of	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Series 1 Preferred Stock	Income	Equity	interest
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	754,711	$755	$66,641,698	$(54,929,020)	$(148,291)	$2,377,525	$13,944,796	$692,742
Foreign currency translation gain										223,569	223,569
Share-based compensation							39,842				39,842
Shares issued to pay notes payable					39,016	39	232,106				232,145
Dividends paid in Series 1 preferred shares	104,341	104					(104)				-
Loss attributable to noncontrolling interest											-	(59,163)
Net loss								(6,277,211)			(6,277,211)
Balance at December 31, 2022	2,183,463	$2,183	50,000	$50	793,727	$794	$66,913,542	$(61,206,231)	$(148,291)	$2,601,094	$8,163,141	$633,579
Foreign currency translation loss										$(317,218)	(317,218)
Share-based compensation							26,735				26,735
Additional rounding shares issued for reverse stock split					19,314	19	(19)				-
Income attributable to noncontrolling interest											-	$55,265
Shares issued to pay for services					15,529	15	102,485				102,500
Net loss								$(594,794)			$(594,794)
Balance at March 31, 2023	2,183,463	$2,183	50,000	$50	828,570	$828	$67,042,743	$(61,801,025)	$(148,291)	$2,283,876	$7,380,364	$688,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities

Net loss	$(2,873,624)	$(6,875,903)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	673,190	448,388
Gain on disposal of property and equipment	-	64,908
Noncash lease expense	389,125	420,411
Bad debt expense	35,213	(1,543)
Share-based compensation	15,116	66,577
Income tax expense	(96,750)	-
Interest expense paid in equity shares	-	32,145
Accounts payable paid in equity shares	40,000	102,500
Accrued interest on notes payable	657,355	1,290,615
Non-cash royalty income	(26,564)	-
Gain/(loss) on marketable securities	(190)	58
Amortization of original issue discounts on notes payable	-	883,467
Amortization of loan origination costs	36,267	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(2,317,074)	(1,870,729)
Trade receivables - related party	(178,980)	(408,464)
Inventory	1,341,472	(73,209)
Contract assets	(240,478)	(12,597)
Prepaid expenses and other current assets	483,043	(141,562)
Other assets	(225,853)	(185,165)
Accounts payable	(455,315)	256,584
Accounts payable - related party	408	(15,765)
Sales tax payable	1,658	90,204
Operating lease liabilities	(388,516)	(356,176)
Deposits from customers	150,274	1,618
Accrued expenses	(108,311)	701,414
Contract liabilities	919,090	554,966
Deferred revenue	(252,109)	(86,106)
Income taxes payable	(146,422)	(37,698)
Other liabilities	(184,261)	(231,998)
Net cash used by operating activities - continuing operations	(2,752,236)	(5,383,060)
Net cash provided by operating activities - discontinued operations	-	2,488,144
Net cash used by operating activities	(2,752,236)	(2,894,916)

Cash Flows from Investing Activities
Purchase of property and equipment	(355,308)	(263,732)
Proceeds from sale of property and equipment	-	11,026
Investment in MasterpieceVR	(100,000)	-
Net cash used by investing activities	(455,308)	(252,706)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	19,360,672	-
Payments on revolving line of credit	(15,413,971)	-
Payments on debt	(2,429,743)	(544,370)
Payments on Paycheck Protection Program Loans	(20,242)	(10,033)
Proceeds on bank loans	28,331	-
Payments on bank loans	(204,802)	(365,724)
Purchases of treasury stock	(69,705)
Net cash provided by/(used by) financing activities	1,250,540	(920,127)

Effect of currency translation	(304,022)	(126,593)
Net decrease in cash, cash equivalents, and restricted cash	(1,957,004)	(4,067,749)
Cash, cash equivalents, and restricted cash at beginning of period	6,349,562	11,473,676
Cash, cash equivalents, and restricted cash at end of period	$4,088,536	$7,279,334

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$2,916,120	$6,634,037
Restricted cash	1,172,416	645,297
Total cash, cash equivalents, and restricted cash	$4,088,536	$7,279,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$482,865	$257,145

Cash paid during the period for income taxes, net of refunds	$146,422	$37,698

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay notes payable	$-	$232,145
Financing of fixed asset purchase	$28,331	$-
Investment in right of use asset	$294,513	$76,506

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

The Company’s reporting segments consist of Security and Industrial Services. Additionally, the Company’s operational structure also reports unallocated corporate expenses.

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

The pro forma summary below presents the results of operations as if the Heisey acquisition occurred on October 1, 2022. Proforma adjustments for the three months ended March 31, 2023, includes $63,900 of depreciation expense from acquired fixed assets, $32,460 of interest expense on the debt used in the acquisition, and $41,331 of income tax expense. Proforma adjustments for the six months ended March 31, 2023, includes $127,800 of depreciation expense from acquired fixed assets, $65,860 of interest expense on the debt used in the acquisition, and $34,433 of income tax expense. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of the Company’s future consolidated results of operations.

	Unaudited
	for the three months ended	for the six months ended
	March 31, 2023	March 31, 2023

Revenues	$19,369,100	$32,542,938
Net gain/(loss)	41,272	(6,392,032)

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

On January 5, 2024 and January 12, 2024, the Company bought back an aggregate of 71,951 shares for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program. Subsequent to the balance sheet date, these shares were cancelled. The Company’s Series 1 Preferred Stock was delisted from the NASDAQ Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP”. Nasdaq filed a Form 25 on March 21, 2024. The deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act will be effective for 90 days, or such shorter period as the SEC may determine, after filing of the Form 25.

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

The Company has incurred substantial losses of $9,196,875 and $13,020,958 for fiscal years 2023 and 2022, respectively, and has losses on continuing operations for the six months ending March 31, 2024, of $2,894,579 and has debt obligations over the next year of $18,105,429 and working capital of $10,300,384, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While current debt indicates a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $2,916,120 in cash and cash equivalents as of March 31, 2024. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of March 31, 2024, has available capacity of $980,766, (ii) continually reevaluated its pricing model on our Vicon brand to improve margins on those products, (iii) entered into an underwriting agreement in connection with underwritten public offering, the aggregate gross proceeds to the Company were approximately $10,035,000, before deducting underwriting discounts and other estimated expenses payable by the Company, and (iv) entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of one year expiring on April 30, 2025, in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period.

In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. As of March 31, 2024, the Company did not have adequate cash or available liquidity/available capacity on our lines of credit to meet our short or long-term needs. With the subsequent public offering, the Company has the ability to meet its debt obligations for the next twelve months.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2023, includes a summary of the significant accounting policies used in the preparation of the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Update 2016-13”). Update 2016-13 replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. For public business entities, the new standard became effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period. On October 1, 2023, the Company implemented this standard and there has been no material change to the condensed consolidated financial statements.

The following table illustrates the effect of implementation of Update 2016-13 on the condensed consolidated balance sheet:

Assets:	October 1, 2023 As reported under ASC 326	September 30, 2023 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Trade receivables, net	$234,924	$234,924	$-
Contract assets, net	$8,696	$-	$8,696
Royalties receivable, net - related party	$10,000	$-	$10,000
Note receivable, net - related party	$44,761	$44,761	$-

The Company estimates credit losses associated with our accounts receivable portfolio segment using an expected credit loss model, which utilizes an aging schedule methodology based on historical information and adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts.

The Company will utilize the Probability-of-default method for financing receivables and loans. Expected credit losses are determined by multiplying the probability of default (i.e., the probability the asset will default within the given time frame) by the loss given default (the percentage of the asset not expected to be collected because of default). The Company considers sources of repayment associated with a financial asset when determining its credit losses, including collection against the collateral and certain embedded credit enhancements, such as guarantees or insurance. The allowance for credit losses was immaterial as of March 31, 2024.

The following table illustrates the current expected credit losses activity for the six months ended March 31, 2024:

	As of October 1, 2023	For the six months ended March 31, 2024	As of March 31, 2024
Assets:
Trade receivables, net	$234,924	$(9,111)	$225,813
Trade receivables, net - related party	$-	$-	$-
Contract assets, net	$8,696	$27,660	$36,356
Royalties receivable, net - related party	$10,000	$-	$10,000
Note receivable, net - related party	$44,761	$20,047	$64,808

Recently Issued Accounting Pronouncements Not Yet Effective

On June 30, 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. On the basis of interpretations of existing guidance and the current illustrative example in ASC 820-10-55-52 of a restriction on the sale of an equity instrument, some entities use a discount for contractual sale restrictions when measuring fair value, while others view the application of such a discount to be inconsistent with the principles of ASC 820. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting for fiscal 2025 and for interim period reporting beginning in fiscal 2026 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2023-07 on the condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026 for the annual reporting period ending September 30, 2026. The Company is currently in the process of evaluating the impact of adoption on the condensed consolidated financial statements.

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

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due and has recognized $13,282 during the three-month periods ended March 31, 2024, and 2023, and $26,563, and $17,709, during the six-month periods ended March 31, 2024, and 2023, respectively, and will amortize the remaining amount over the period the royalties are due.

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

As of March 31, 2024, and September 30, 2023, there were no assets or liabilities included within discontinued operations on the Company’s Condensed Consolidated Balance Sheets.

During the first quarter of fiscal 2023, Vicon completed the closure of its discontinued operating entity Vicon Systems, Ltd. located in Israel. The Company received funds related to benefit obligations of $96,095, which at the time of operational closure were not guaranteed to be retrievable. The Company paid $7,010 in consulting fees for assistance in retrieving these funds. The net amount of $89,085 is recognized on the Company’s Condensed Consolidated Statement of Operations as part of the Loss on Discontinued Operations.

Income/(loss)from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Condensed Consolidated Statements of Operations for the three and six month periods ended March 31, 2024 and 2023, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023

Total net sales	$-	$-	$-	$649,061
Cost of sales	-	-	-	228,086
Operating, selling, general and administrative expenses	39	492	39	1,296,064
Other (income)/expenses	-	-	-	3,195
Income (loss) from discontinued operations	(39)	(492)	(39)	(878,284)
Amortization of discounted royalties	13,282	14,724	26,564	19,151
Loss on sale of discontinued operations	-	-	-	(2,455,341)
Adjustment of benefit obligation	-	-	-	89,085
Income tax provision	2,780	-	5,570	-
Discontinued operations, net of tax	$10,463	$14,232	$20,955	$(3,225,389)

NOTE 4 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three and six months ended March 31, 2024 and 2023:

	For the three months ended		For the six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Over time	58%	46%	55%	48%
Point-in-time	42%	54%	45%	52%

NOTE 5 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and six months ended March 31, 2024, and 2023, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the six months ended		For the three months ended
	March 31,		March 31,
	2024	2023	2024	2023

Options	28,796	28,796	28,796	28,796

For the three and six months ended March 31, 2024 and 2023, loss per share basic and diluted for continuing operations are calculated as follows:

	For the three months		For the six months
	March 31,		March 31,
	2024	2023	2024	2023
Loss from Continuing operations	$(1,580,184)	$(553,761)	$(2,894,579)	$(3,650,514)
Less (loss)/gain in noncontrolling interest	(96,510)	55,265	(192,919)	(3,898)
Preferred stock dividends	52,515	58,720	52,515	58,720
Net loss applicable to common shareholders	(1,536,189)	(667,746)	(2,754,175)	(3,705,336)
Weighted Average Number of Shares-Basic & Diluted	1,055,636	815,498	1,051,630	788,265
Loss per share - Basic & Diluted - Continuing Operations	$(1.46)	$(0.82)	$(2.62)	$(4.70)

NOTE 6 – SEGMENT INFORMATION

The Company reports and evaluates financial information for two reportable segments: the Security segment and the Industrial Services segment.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$8,084,932	$9,074,663	$-	$17,159,595	$9,913,898	$6,159,499	$-	$16,073,397
Cost of revenues	3,971,963	6,248,216	-	10,220,179	4,793,817	3,941,099	-	8,734,916
Gross profit	$4,112,969	$2,826,447	$-	$6,939,416	$5,120,081	$2,218,400	$-	$7,338,481
Operating expenses
Sales, general, and administrative	3,833,596	1,897,269	984,403	6,715,268	2,965,659	1,336,313	807,242	5,109,214
Depreciation and amortization	71,260	233,629	-	304,889	31,543	157,385	20,125	209,053
Research and development	951,400	-	-	951,400	1,615,341	-	-	1,615,341
Operating income/(loss)	$(743,287)	$695,549	$(984,403)	$(1,032,141)	507,538	724,702	(827,367)	404,873

Other income/(expense)	$(138,633)	$(78,289)	$(231,117)	$(448,039)	$337,191	$(29,866)	$(1,265,959)	$(958,634)

	Six months ended March 31, 2024				Six months ended March 31, 2023
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$17,252,733	$16,785,028	$-	$34,037,761	$16,918,642	$11,124,997	$-	$28,043,639
Cost of revenues	8,622,817	11,393,129	-	20,015,946	8,394,871	7,267,672	-	15,662,543
Gross profit	$8,629,916	$5,391,899	$-	$14,021,815	$8,523,771	$3,857,325	$-	$12,381,096
Operating expenses
General, and administrative	8,161,224	3,426,532	1,731,177	13,318,933	5,715,088	2,525,178	1,793,951	10,034,217
Depreciation and amortization	199,412	473,778	-	673,190	71,203	324,906	52,279	448,388
Research and development	1,800,205	-	-	1,800,205	3,445,054	-	-	3,445,054
Operating (loss)/income	$(1,530,925)	$1,491,589	$(1,731,177)	$(1,770,513)	$(707,574)	$1,007,241	$(1,846,230)	$(1,546,563)

Other income/(expense)	$(272,894)	$(186,433)	$(493,984)	$(953,311)	$224,792	$(61,426)	$(2,267,317)	$(2,103,951)

Unallocated corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related audit and taxes, legal expenses related to corporate matters, and interest expense on notes payable.

NOTE 7 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,072,416 at March 31, 2024, and $919,652 at September 30, 2023. The Company has $100,000 in restricted cash held in escrow pending final disbursement of expenses related to the Heisey acquisition as of March 31, 2024 and September 30, 2023.

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

The Company’s fair value assets at March 31, 2024, and September 30, 2023, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Assets
Investment in marketable securities
(included in short-term investments)	$13,853	$-	$-	$13,853

	$13,853	$-	$-	$13,853

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2023
Assets
Investment in marketable securities
(included in short-term investments)	$13,663	$-	$-	$13,663

	$13,663	$-	$-	$13,663

NOTE 9 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	March 31,	September 30,
	2024	2023
Trade receivables	$11,761,693	$9,444,619
Allowance for credit losses	(225,813)	(234,924)
	$11,535,880	$9,209,695

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 10 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	September 30, 2023

Prepaid expenses	$838,980	$521,310
Prepaid inventory	498,631	1,084,051
Deferred costs	83,502	25,941
Loan origination costs	36,267	-
Prepaid income taxes	428,193	168,555
VAT and GST tax receivable	24,842	298,502
Prepaid expenses and other current assets total	$1,910,415	$2,098,359

NOTE 11 – INVENTORY, NET

Inventory, net consisted of the following:

	March 31,	September 30,
	2024	2023
Raw materials	$797,943	$885,398
Work in progress	304,563	109,019
Finished goods	6,295,241	7,744,802
Inventory, net	7,397,747	8,739,219

The Company maintained an allowance for obsolete inventories of $502,577 and $618,021 at March 31, 2024 and September 30, 2023, respectively.

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2024	2023
Land	$945,279	$945,279
Building and leasehold improvements	4,372,598	4,362,062
Furniture and office equipment	597,198	579,700
Computers and software	1,333,135	1,333,135
Machinery and equipment	12,806,142	12,488,639
	20,054,352	19,708,815
Less: Accumulated depreciation	(11,152,301)	(10,490,114)
Property and equipment, net	$8,902,051	$9,218,701

Depreciation expense for the three and six months ended March 31, 2024 and 2023, was $304,889 and $673,190, and $209,053 and $448,388, respectively and is recorded in cost of revenues and general and administrative expenses on the Company’s condensed consolidated statements of operations.

NOTE 13 – GOODWILL

Changes in the carrying amount of goodwill, by segment, are as follows:

	Security	Industrial Services	Consolidated
Balance at September 30, 2023	$530,475	$3,851,416	$4,381,891

Balance at March 31, 2024	$530,475	$3,851,416	$4,381,891

As of March 31, 2024, and September 30, 2023, accumulated impairment losses of $3,316,000 related to the Security segment have been recorded.

NOTE 14 – OTHER ASSETS

On November 13, 2020, Cemtrex made a $500,000 investment, on January 19, 2022, made an additional $500,000 investment, and on July 18, 2023, and October 5, 2023, made an additional $100,000 investment on each date via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is recorded at cost and is included in other assets in the accompanying Condensed consolidated balance sheets. No impairment has been recorded for the three and six months ended March 31, 2024.

Other assets consisted of the following:

	March 31, 2024	September 30, 2023
Rental deposits	$213,770	$198,641
Investment in Masterpiece VR	1,200,000	1,100,000
Other deposits	305,117	167,808
Demonstration equipment supplied to resellers	442,975	369,560
Other assets total	$2,161,862	$1,836,009

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2024	September 30, 2023
Accrued expenses	$489,603	$319,211
Accrued payable on inventory in transit	846,823	1,154,254
Accrued payroll	1,116,951	1,088,223
Accrued warranty	222,702	222,702
Accrued expenses total	$2,676,079	$2,784,390

NOTE 16 – DEFERRED REVENUE

The Company’s deferred revenue as of and for the three and six months ended March 31, 2024, and 2023, were as follows:

	For the three months ended		For the six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023

Deferred revenue at beginning of period	$2,256,352	$1,693,021	$2,311,334	$1,824,534
Net additions:
Deferred software revenues	487,413	580,752	1,147,383	1,008,169
Recognized as revenue:
Deferred software revenues	(684,540)	(558,775)	(1,399,492)	(1,117,705)
Deferred revenue at end of period	2,059,225	1,714,998	2,059,225	1,714,998
Less: current portion	1,404,608	581,193	1,404,608	581,193
Long-term deferred revenue at end of period	$654,617	$1,133,805	$654,617	$1,133,805

For the three and six months ended March 31, 2024 and 2023, the Company recognized revenue of $608,808, and $483,296, and $1,043,281 and $963,674, respectively, that was previously included in the beginning balance of deferred revenues.

NOTE 17 – CONTRACT ASSETS AND LIABILITIES

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of the Company’s performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statements of operations can and usually does differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceeds cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the condensed consolidated balance sheets under the caption “Contract assets.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in the condensed consolidated balance sheets under the caption “Contract liabilities.” Conditional retainage represents the portion of the contract price withheld until the work is substantially complete for assurance of the Company’s obligations to complete the job.

The following is a summary of the Company’s uncompleted contracts:

	March 31, 2024	September 30, 2023

Costs incurred on uncompleted contracts	$11,582,989	$12,523,552
Estimated gross profit	2,816,002	3,085,350
	14,398,991	15,608,902
Applicable billings to date	(14,318,721)	(14,850,020)
Net billings in excess of costs, Ending balance	$80,270	$758,882

For the three and six months ended March 31, 2024 and 2023, the Company recognized revenue of $95,759 and $9,030, and $886,920 and $361,887, respectively, that was previously included in the beginning balance of contract liabilities.

NOTE 18 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder, and former CFO, for total consideration of $550,000. On July 31, 2022, the Company negotiated a payment agreement surrounding the sale of Griffin Filters, LLC, and other liabilities due to the Company totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024. As of March 31, 2024, $64,808 of accrued interest has been recorded as an expected credit loss against this note.

As of March 31, 2024, and September 30, 2023, there was $3,798 and $3,806 payable due to Ducon Technologies, Pvt Ltd., which is also owned by Aron Govil, respectively.

As of March 31, 2024, and September 30, 2023, there was $635,956 and $637,208 receivable due from Ducon Technologies, Pvt Ltd., respectively.

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

During the three and six months ended March 31, 2024, the Company wrote off $94,027 in trade receivables, related party and $59,703 in trade payables, related party related to the Cemtrex Advanced Technologies, Inc. successor company, SmartDesk, Inc.

As of March 31, 2024, there was $583,340 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $60,628 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and subscription services that are set up on auto pay with a credit card. The remaining $522,712 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. As of March 31, 2024, there were $5,416 in payables due to CXR Inc.

As of March 31, 2024, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $700,456, of which $260,407 is considered short-term and is presented on the Company’s Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party”. On April 13, 2024, the Company and CXR, Inc. agreed to structured payments on the first-year royalties with full payment being made by December 31, 2024. The Company has taken a $10,000 allowance for expected credit losses against these royalties.

NOTE 19 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3.5 years at March 31, 2024, and 3 years at September 30, 2023. The weighted average discount rate used to measure lease liabilities was approximately 6.45% at March 31, 2024, and 5.66% at September 30, 2023. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month. Short-term rent expense was $3,600 for the six months ended March 31, 2024, and $600 for the six months ended March 31, 2023.

The Company’s security segment leases approximately 1,037 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $5,487 per month. Short-term rent expense was $30,362 for the six months ended March 31, 2024.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the condensed consolidated balance sheet at March 31, 2024, is set forth below:

Years ending September 30,	Operating Leases
2024	461,372
2025	908,932
2026	711,262
2027	315,525
2028	58,085
Undiscounted lease payments	2,455,176
Amount representing interest	(200,490)
Discounted lease payments	$2,254,686

Lease costs for the three and six months ended March 31, 2024, and 2023 are set forth below:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2024	2023	2024	2023
Operating lease costs	195,693	223,213	389,125	484,646
Short-term lease costs	15,701	-	33,962	-
Total lease cost	$211,394	$223,213	$423,087	$484,646

NOTE 20 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A.. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of December 31, 2023, the Company had enough eligible assets to access the full credit line. The Company was in compliance with all loan covenants as of March 31, 2024. The funds were used to pay the NIL Funding term loan and will fund operations of the Vicon entity. As of March 31, 2024, this loan had a balance of $4,019,234, with $36,267 of unamortized loan origination fees, which is included in “Prepaid expenses” on the accompanying Condensed Consolidated Balance Sheet. There were $980,766 in available funds as of March 31, 2024.

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

The following table outlines the Company’s secured liabilities:

			March 31,	September 30,
	Interest Rate	Maturity	2024	2023
Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of March 31, 2024. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.71% as of March 31, 2024 and 7.68% as of September 30, 2023).	01/31/2025	69,164	108,700

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of March 31, 2024. This loan is secured by the underlying asset.	SOFR plus 2.62% (7.96% on March 31, 2024 and (7.93% on September 30, 2023).	01/28/2040	2,146,939	2,180,115

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (8.14% as of March 31, 2024 and 8.11% as of September 30, 2023).	09/30/2043	1,188,315	1,200,000

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (8.14% as of March 31, 2024 and 8.11% as of September 30, 2023).	07/01/2030	2,004,136	2,122,565

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0, as of March 31, 2024 and September 30, 2023.	8%	06/30/2025	4,787,348	4,596,589

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of March 31, 2024 and September 30, 2023.	8%	02/22/2026	11,709,830	11,243,233

Note Payable - $240,000 For the purchase of Heisey Mechanical, Ltd.	6%	07/01/2024	240,000	240,000

Term Loan Agreement with NIL Funding Corporation (“NIL”) - $5,600,000 The Company was in compliance with loan covenants as of September 30, 2023.	11.50%	12/31/2024	-	1,979,743

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	05/05/2025	70,872	91,114

Software License Agreement - $1,125,000, for the purchase of software source code for use in our Security segment products	N/A	06/03/2024	225,000	675,000

HDFC Bank Auto Loan - $28,331, for the purchase of automobile at India office. Monthly payments of ₹65,179 ($784.89 as translated as of March 31, 2024). Automobile is collateral for this loan.	8.70%	06/05/2027	26,486	-
Total debt			$22,468,090	$24,437,059
Less: Current maturities			(914,170)	(14,507,711)
Long-term debt			$21,553,920	$9,929,348

NOTE 21 – STOCKHOLDERS’ EQUITY

Series 1 Preferred Stock

The Company’s Series 1 Preferred Stock was suspended from the Nasdaq Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP.”

Nasdaq informed the Company that Nasdaq will complete the delisting by filing a Form 25 Notification of Delisting with the SEC following the lapse of applicable appeal periods. The Company does not intend to appeal the Panel’s decision. The Form 25 was filed on March 21, 2024. The deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act will be effective for 90 days, or such shorter period as the SEC may determine, after filing of the Form 25.

During the six months ended March 31, 2024, 115,037 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

During the six months ended March 31, 2024, the Company has bought back 71,951 shares into treasury for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program.

As of March 31, 2024, and September 30, 2023, there were 2,408,053 and 2,293,016 shares of Series 1 Preferred Stock issued and 2,272,002 and 2,228,916 shares of Series 1 Preferred Stock outstanding, respectively.

Common Stock

During the six months ended March 31, 2024, 9,853 shares of the Company’s common stock have been issued in exchange for services valued at $40,000.

NOTE 22 – SHARE-BASED COMPENSATION

For the three and six months ended March 31, 2024, and 2023, the Company recognized $7,558 and $26,735 and $15,116 and $66,577 of share-based compensation expense on its outstanding options, respectively. As of March 31, 2024, $48,189 of unrecognized share-based compensation expense is expected to be recognized over a period of two years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the six months ended March 31, 2024, no options were granted, cancelled, or forfeited.

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

NOTE 24 – SUBSEQUENT EVENTS

On April 5, 2024, 120,725 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. The holders of the Series 1 Preferred Stock are entitled to receive dividends at the rate of 10% annually, based on the $10.00 per share Preference Amount, payable semiannually.

On April 8, 2024, the Company issued an aggregate of 1,946 shares of common stock in exchange for services valued at $9,000.

On April 8, 2024, the Company cancelled 71,951 shares of Series 1 Preferred Stock that were in Treasury Stock.

On April 13, 2024, the Company and CXR, Inc. agreed to structured payments on the first-year royalties with full payment being made by December 31, 2024.

Standstill Agreement

On April 30, 2024, the Company entered into a Standstill Agreement (the “Agreement”) with Streeterville Capital, LLC (“Streeterville”). Pursuant to the Agreement, Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company, dated September 20, 2021 and February 22, 2022, for a period of one year (the “Standstill Period”) and Streeterville further agreed to extend the maturity dates on the notes to June 30, 2025 and February 22, 2026, respectively. In exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. Any payments made will be deemed payments under the notes. On May 6, 2024, the Company paid $4,588,897 pursuant to the Agreement.

Underwriting agreement and public offering

On May 1, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), in connection with a firm commitment underwritten public offering (the “Offering”) of (i) 554,705 units (the “Common Units”), each consisting of one share of common stock of the Company (“common stock”), a warrant to purchase one share of common stock at an exercise price of $.085 per share or pursuant to an alternative cashless exercise option (described below), which warrant will expire on the two-and-a-half year anniversary of the original issuance date (the “Series A Warrants”) and a warrant to purchase one share of common stock at an exercise price of $0.85 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”); and (ii) 11,210,000 pre-funded units (the “Pre-funded Units” and together with the Common Units, the “Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Unit was $0.85, and the purchase price of each Pre-Funded Unit was $0.849 (which is equal to the public offering price per Common Unit to be sold in the Offering minus $0.001). The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In addition, the Company granted the Underwriter a 45-day option to purchase additional 1,764,705 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Offering, and/or additional 1,764,705 Series A Warrants representing up to 15% of the Series A Warrants sold in the Offering, and/or additional 1,764,705 Series B Warrants representing up to 15% of the Series B Warrants sold in the Offering solely to cover over-allotments, if any.

The Offering closed on May 3, 2024. An aggregate of 11,764,705 Units (which includes 554,705 shares of common stock) and 11,210,000 Pre-Funded Units (which includes 11,210,000 Pre-Funded Warrants) were sold in the Offering. On May 3, 2024, the Underwriter partially exercised its over-allotment option with respect to 1,764,705 Series A Warrants and 1,764,705 Series B Warrants. The aggregate gross proceeds to the Company were approximately $10,035,000, before deducting underwriting discounts and other estimated expenses payable by the Company.

Under the terms of the Underwriting Agreement, the Underwriter received an underwriting discount of 7.0% to the public offering price for the Units. In addition, the Company agreed to (a) pay a non-accountable expense allowance to the Underwriter equal to 0.5% of the gross proceeds received in this Offering and (b) to reimburse the Underwriter for certain out-of-pocket expenses, including, but not limited to, up to $100,000 for reasonable legal fees and disbursements for the Underwriter’s counsel.

Right of First Refusal

Subject to certain conditions, the Company has granted the Underwriter the right of first refusal with respect to certain transactions and for the duration described below.

If, for the period beginning on the closing of the Offering and ending fifteen (15) months after the commencement of sales in the offering, the Company or any of its subsidiaries (a) decides to finance or refinance any indebtedness, the Underwriter (or any affiliate designated by the Underwriter) shall have the right to act as sole book-runner, sole manager, sole placement agent or sole agent with respect to such financing or refinancing; or (b) decides to raise funds by means of a public offering (including at-the-market facility) or a private placement or any other capital raising financing of equity, equity-linked or debt securities, the Underwriter (or any affiliate designated by the Underwriter) shall have the right to act as sole book-running manager, sole underwriter or sole placement agent for such financing. If the Underwriter or one of its affiliates decides to accept any such engagement, the agreement governing such engagement will contain, among other things, provisions for customary fees and terms for transactions of similar size and nature, including indemnification, which are appropriate to such a transaction.

Notwithstanding the foregoing, the decision to accept the engagement shall be made by the Underwriter or one of its affiliates, by a written notice to the Company, within ten (10) days of the receipt of the Company’s notification of financing needs, including a detailed term sheet. The Underwriter’s determination of whether in any case to exercise its right of first refusal will be strictly limited to the terms on such term sheet, and any waiver of such right of first refusal shall apply only to such specific terms. If the Underwriter waives its right of first refusal, any deviation from such terms shall void the waiver and require the Company to seek a new waiver from the right of first refusal.

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

The Company’s reporting segments consist of Security and Industrial Services. Additionally, the Company’s operational structure also reports unallocated corporate expenses.

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

Results of Operations – For the three months ended March 31, 2024, and 2023

Revenues

Our Security segment revenues for the three months ended March 31, 2024, decreased by $1,828,966 or 18% to $8,084,932 from $9,913,898 for the three months ended March 31, 2023. This decrease is due to the delay of multiple projects for the Security segment’s products and services.

Our Industrial Services segment revenues for the three months ended March 31, 2024, increased by $2,915,164 or 47%, to $9,074,663 from $6,159,499, for the three months ended March 31, 2023. This increase is mainly due to increased demand for the segment’s services and the additional business from the Heisey acquisition completed during the fourth quarter of fiscal year 2023.

Gross Profit

Gross Profit for the three months ended March 31, 2024, was $6,939,416 or 40% of revenues as compared to gross profit of $7,338,481 or 46% of revenues for the three months ended March 31, 2023.

Gross profit in our Security segment was $4,112,969 or 51% of the segment’s revenues for the three months ended March 31, 2024, as compared to gross profit of $5,120,081 or 52% of the segment’s revenues for the period ended March 31, 2023. Gross profit was down due to decreased revenues in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Gross profit in our Industrial Services segment was $2,826,447 or 31% of the segment’s revenues for the three months ended March 31, 2024, as compared to gross profit of $2,216,191 or 36% of the segment’s revenues for the period ended March 31, 2023. Gross profit as a percentage of revenues decreased due to lower margins related to Heisey acquisition related projects in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024, increased $1,701,890 or 32% to $7,020,157 from $5,318,267 for the three months ended March 31, 2023. The increase in general and administrative expenses is mainly related to increased sales and marketing activities including payroll, fringe benefits, legal expenses, insurance, travel as well as an increase in insurance, and repairs and maintenance expenses. Legal expenses for the three months ended March 31, 2024, include non-recurring expenses of $360,000.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2024, were $951,400 compared to $1,615,341 for the three months ended March 31, 2023, a decrease of $663,941 or 41%. Research and Development expenses are primarily related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the three months ended March 31, 2024, was $448,039, as compared to $958,634 for the three months ended March 31, 2023. Other expense for the three months ended March 31, 2024, and 2023, was mainly driven by interest on the Company’s debt. Decreases in interest expense relate to $451,422 in deferral charges and $441,733 of amortization of original issue discounts in the three months ended March 31, 2023, that did not occur in the current period.

Provision for Income Taxes

During the three months ended March 31, 2024 and 2023, the Company had income tax expense from continuing operations of $100,004 and $0, respectively. The provision for income tax is based upon the current income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s current ability to utilize net loss carryforwards.

Income/(loss) from Discontinued Operations

For the three months ended March 31, 2024 and 2023, the Company had income on discontinued operations, net of tax of $10,463, and $14,232, respectively. This income is mainly related to the recognition of the royalties due from CXR, Inc.

Results of Operations – For the six months ended March 31, 2024, and 2023

Revenues

Our Security segment revenues for the six months ended March 31, 2024, increased by $334,091 or 2% to $17,252,733 from $16,918,642 for the six months ended March 31, 2023. This increase is due to an increased demand for the Security segment’s products and services.

Our Industrial Services segment revenues for the six months ended March 31, 2024, increased by $5,660,031 or 51%, to $16,785,028 from $11,124,997 for the six months ended March 31, 2023. This increase is mainly due to increased demand for the segment’s services and the additional business from the Heisey acquisition completed during the fourth quarter of fiscal year 2023.

Gross Profit

Gross Profit for the six months ended March 31, 2024, was $14,021,815 or 41% of revenues as compared to gross profit of $12,831,096 or 44% of revenues for the six months ended March 31, 2023.

Gross profit in our Security segment was $8,629,916 or 50% of the segment’s revenues for the six months ended March 31, 2024, as compared to gross profit of $8,523,771 or 50% of the segment’s revenues for the six-month period ended March 31, 2023. Gross profit as a percentage of revenues remained constant in the six months ended March 31, 2024, compared to the six months ended March 31, 2023.

Gross profit in our Industrial Services segment was $5,391,899 or 32% of the segment’s revenues for the six months ended March 31, 2024, as compared to gross profit of $3,855,116 or 35% of the segment’s revenues for the six-month period ended March 31, 2023. Gross profit as a percentage of revenues decreased due to lower margins related to Heisey acquisition related projects in the six months ended March 31, 2024, compared to the six months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2024, increased $3,509,518 or 33% to $13,992,123 from $10,482,605 for the six months ended March 31, 2023. The increase in general and administrative expenses is mainly related to increased payroll, fringe benefits, insurance, professional fees and travel. Increases in payroll include approximately $680,000 in severance and bonus payments. Legal expenses for the six months ended March 31, 2024, include non-recurring expenses of $360,000.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2024, were $1,800,205 compared to $3,445,054 for the six months ended March 31, 2023, a decrease of $1,644,849 or 48%. Research and Development expenses are primarily related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the six months ended March 31, 2024, was $953,311, as compared to $2,103,951 for the six months ended March 31, 2023. Other expense for the six months ended March 31, 2024, and 2023, was mainly driven by interest on the Company’s debt. Decreases in interest expense relate to $673,253 in deferral charges and $841,800 of amortization of original issue discounts in the six months ended March 31, 2023, that did not occur in the current period.

Provision for Income Taxes

During the six months ended March 31, 2024 and 2023, the Company had income tax expense from continuing operations of $170,755 and $0. The provision for income tax is based upon the current income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s current ability to utilize net loss carryforwards.

Income/(loss) from Discontinued Operations

For the six months ended March 31, 2024, the Company had income on discontinued operations, net of tax of $20,955. This income is mainly related to the recognition of the royalties due from CXR, Inc. Losses on discontinued operations for the six months ended March 31, 2023, were $3,225,389 attributable to the operations and sale of the Cemtrex brands discussed in Note 3 to the financial statements included herein.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $10,300,384 at March 31, 2024, compared to working capital of $1,948,923 at September 30, 2023. This includes cash and equivalents and restricted cash of $4,088,536 at March 31, 2024, and $6,349,562 at September 30, 2023. The increase in working capital was primarily due to the Company’s entry into a standstill agreement on two notes extending the maturity date and holding redemptions for a period of one year.

Cash used by operating activities for continuing operations for the six months ended March 31, 2024, and 2023 was $2,752,236 and $5,383,060, respectively. Cash provided by operating activities for discontinued operations for the six months ended March 31, 2023, was $2,488,144. Our negative operating cash flow was mainly the result of our net loss combined with operating changes in trade receivables.

Trade receivables increased by $2,326,185 or 25% to $11,535,880 at March 31, 2024, from $9,209,695 at September 30, 2023. The increase in trade receivables is attributable to increased sales in the Industrial Services segment.

Cash used by investing activities for continuing operations for the six months ended March 31, 2024, was $455,308 compared to $252,706 used for the six months ended March 31, 2023. Investing activities for the six months ended March 31, 2024, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR. Investing activities for the six months ended March 31, 2023, were driven by the Company’s purchase of property and equipment.

Cash provided by financing activities for the six months ended March 31, 2024, was $1,250,540 compared to using cash of $920,127 for the six months ended March 31, 2023. Financing activities were primarily driven by proceeds and payments on the Company’s revolving line of credit and payments on its secured debt. Financing activities for the six months ended March 31, 2023, were primarily driven by payments on the Company’s debt.

While current debt indicates a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $2,916,120 in cash and cash equivalents as of March 31, 2024. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of March 31, 2024, has available capacity of $980,766, (ii) continually reevaluated its pricing model on our Vicon brand to improve margins on those products, (iii) entered into an underwriting agreement in connection with underwritten public offering, the aggregate gross proceeds to the Company were approximately $10,035,000, before deducting underwriting discounts and other estimated expenses payable by the Company, and (iv) entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of one year expiring on April 30, 2025, in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on their evaluation, our management has concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the six months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K filed with the SEC on December 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2024, 9,853 shares of the Company’s common stock have been issued in exchange for services valued at $40,000.

Subsequent to the reporting period, on April 8, 2024, the Company issued an aggregate of 1,946 shares of common stock in exchange for services valued at $9,000.

Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	09/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	05/22/2008
3.2	Bylaws	Form 10-12G	05/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	05/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	05/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	05/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	05/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	08/22/2016
3.8	Certificate of Designation of the Series A Preferred Shares	Form 8-K	09/10/2009
3.9	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	01/24/2017
3.10	Amendment to Certificate of Incorporation	Form 8-K	09/08/2017
3.11	Certificate of Correction to the Certificate of Amendment	Form 8-K	06/12/2019
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	04/01/2020
3.13	Amendment to Certificate of Incorporation	Form 10-K	01/05/2021
3.14	Certificate of Correction to the Certificate of Amendment	Form 10-Q	05/28/2021
3.15	Amendment to Certificate of Incorporation	Form 8-K	01/20/2023
4.1	Form of Subscription Rights Certificate	Form S-1	08/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/07/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	03/22/2019
4.5	Form of Prefunded Warrant	Form S-1/A	04/30/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form S-1/A	04/30/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form S-1/A	04/30/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	04/30/2024
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023	Form 10-Q	05/11/2023
10.2	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	05/11/2023
10.3	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LL	Form 10-Q	05/11/2023
10.4	Securities Purchase Agreement dated June 1, 2020	Form 8-K	06/04/2020
10.5	Securities Purchase Agreement dated June 9, 2020	Form 8-K	06/12/2020
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021	Form 8-K	02/26/2021
10.7	Securities Purchase Agreement dated February 22, 2022	Form 10-Q	05/16/2022
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022	Form 10-Q	05/16/2022
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.1	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.12	2020 Equity Compensation Plan	Form S-8	08/17/2020
10.13	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/06/2023
10.14	Form of Lock-Up Agreement	Form S-1/A	04/30/2024
10.15	Form of Underwriting Agreement	Form S-1/A	04/30/2024
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/04/2022
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 14, 2024	By:	/s/ Saagar Govil .
Saagar Govil
Chief Executive Officer

Dated: May 14, 2024		/s/ Paul J. Wyckoff .
Paul J. Wyckoff
Interim Chief Financial Officer and Principal Financial Officer

