Form 10-Q
period 2024-06-30
CEMTREX INC
filed 2024-08-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2024

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 9, 2024, the issuer had 17,437,456 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$6,468,197	$5,329,910
Restricted cash	1,152,028	1,019,652
Trade receivables, net	7,800,883	9,209,695
Trade receivables, net - related party	755,198	1,143,342
Inventory, net	7,531,955	8,739,219
Contract assets, net	1,115,060	1,739,201
Prepaid expenses and other current assets	1,582,026	2,112,022
Total current assets	26,405,347	29,293,041

Property and equipment, net	8,583,113	9,218,701
Right-of-use operating lease assets	1,936,441	2,287,623
Royalties receivable, net - related party	453,330	674,893
Note receivable, net - related party	-	761,585
Goodwill	4,238,822	4,381,891
Other	2,210,090	1,836,009
Total Assets	$43,827,143	$48,453,743

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$3,612,634	$6,196,406
Accounts payable - related party	3,797	68,509
Sales tax payable	37,865	35,829
Revolving line of credit	2,730,325	-
Current maturities of long-term liabilities	661,271	14,507,711
Operating lease liabilities - short-term	780,423	741,487
Deposits from customers	246,765	57,434
Accrued expenses	2,347,458	2,784,390
Contract liabilities	1,901,606	980,319
Deferred revenue	1,284,688	1,583,406
Accrued income taxes	398,054	388,627
Total current liabilities	14,004,886	27,344,118
Long-term liabilities
Long-term debt	16,893,184	9,929,348
Long-term operating lease liabilities	1,216,184	1,607,202
Other long-term liabilities	299,988	501,354
Deferred Revenue - long-term	631,581	727,928
Warrant liabilities	10,428,397	-
Total long-term liabilities	29,469,334	12,765,832
Total liabilities	43,474,220	40,109,950

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,
Series 1, 3,000,000 shares authorized, 2,456,827 shares issued and 2,392,727 shares outstanding as of June 30, 2024 and 2,293,016 shares issued and 2,228,916 shares outstanding as of September 30, 2023 (liquidation value of $10 per share)	2,457	2,293
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2024 and September 30, 2023	50	50
Common stock, $0.001 par value, 50,000,000 shares authorized,16,352,270 shares issued and outstanding at June 30, 2024 and 1,045,783 shares issued and outstanding at September 30, 2023	16,353	1,046
Additional paid-in capital	73,002,738	68,881,705
Accumulated deficit	(75,787,626)	(64,125,895)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at June 30, 2024, and September 30, 2023	(148,291)	(148,291)
Accumulated other comprehensive income	2,962,275	3,076,706
Total Cemtrex stockholders’ equity	47,956	7,687,614
Non-controlling interest	304,967	656,179
Total liabilities and stockholders’ equity	$43,827,143	$48,453,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$14,686,398	$14,730,140	$48,724,159	$42,773,779
Cost of revenues	8,809,251	8,249,497	28,825,197	23,914,249
Gross profit	5,877,147	6,480,643	19,898,962	18,859,530
Operating expenses
General and administrative	8,192,180	5,376,960	22,184,303	16,456,602
Research and development	864,483	1,049,909	2,664,688	3,895,717
Total operating expenses	9,056,663	6,426,869	24,848,991	20,352,319
Operating (loss)/income	(3,179,516)	53,774	(4,950,029)	(1,492,789)
Other (expense)/income
Other (expense)/income, net	(933,539)	34,652	(710,363)	394,073
Interest expense	(521,316)	(1,254,185)	(1,697,803)	(3,717,557)
Loss on excess fair value of warrants	(7,255,528)	-	(7,255,528)	-
Changes in fair value of warrant liability	2,807,890	-	2,807,890	-
Total other expense, net	(5,902,493)	(1,219,533)	(6,855,804)	(3,323,484)
Net loss before income taxes	(9,082,009)	(1,165,759)	(11,805,833)	(4,816,273)
Income tax expense	(67,294)	(19,641)	(238,049)	(19,641)
Loss from Continuing operations	(9,149,303)	(1,185,400)	(12,043,882)	(4,835,914)
(Loss)/income from discontinued operations, net of tax	9,984	13,281	30,939	(3,212,108)
Net loss	(9,139,319)	(1,172,119)	(12,012,943)	(8,048,022)
Less loss in noncontrolling interest	(158,293)	(25,595)	(351,212)	(29,493)
Net loss attributable to Cemtrex, Inc. stockholders	$(8,981,026)	$(1,146,524)	$(11,661,731)	$(8,018,529)
(Loss)/income per share - Basic & Diluted
Continuing Operations	$(0.29)	$(1.36)	$(1.06)	$(5.90)
Discontinued Operations	$0.00	$0.01	$0.00	$(3.89)
Weighted Average Number of Shares-Basic & Diluted	31,346,628	897,897	11,044,569	824,689

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Other comprehensive loss
Net loss	$(9,139,319)	$(1,172,119)	$(12,012,943)	$(8,048,022)
Foreign currency translation gain/(loss)	188,491	22,470	(114,431)	(71,179)
Comprehensive loss	(8,950,828)	(1,149,649)	(12,127,374)	(8,119,201)
Comprehensive loss attributable to noncontrolling interest	158,293	25,595	351,212	29,493
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(9,109,121)	$(1,175,244)	$(12,478,586)	$(8,148,694)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional		Stock,	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	64,100 shares of	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Series 1 Preferred Stock	Income	Equity	interest
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	1,045,783	$1,046	$68,881,705	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179
Foreign currency translation gain										227,764	227,764
Share-based compensation							7,558				7,558
Dividends paid in Series 1 preferred shares	115,037	115					(115)				-
Loss attributable to noncontrolling interest											-	(96,409)
Shares issued to pay for services					9,853	10	39,990				40,000
Net loss								(1,207,494)			(1,207,494)
Balance at December 31, 2023	2,408,053	$2,408	50,000	$50	1,055,636	$1,056	$68,929,138	$(65,333,389)	$(148,291)	$3,304,470	$6,755,442	$559,770
Foreign currency translation loss										(530,686)	(530,686)
Share-based compensation							7,558				7,558
Purchase of treasury stock									(69,705)		(69,705)
Loss attributable to noncontrolling interest											-	(96,510)
Net loss								(1,473,211)			(1,473,211)
Balance at March 31, 2024	2,408,053	$2,408	50,000	$50	1,055,636	$1,056	$68,936,696	$(66,806,600)	$(217,996)	$2,773,784	$4,689,398	$463,260
Foreign currency translation loss										188,491	188,491
Share-based compensation							7,559				7,559
Dividends paid in Series 1 preferred shares	120,725	121					(121)				-
Issuance of common stock					554,705	555	(555)				-
Exercise of prefunded warrants					11,210,000	11,210	3,179,110				3,190,320
Exercise of Series A warrants					3,508,593	3,509	860,705				864,214
Cancellation of treasury stock	(71,951)	(72)					(69,633)		69,705		-
Loss attributable to noncontrolling interest											-	(158,293)
Shares issued to pay for services					23,336	23	88,977				89,000
Net loss								(8,981,026)			(8,981,026)
Balance at June 30, 2024	2,456,827	$2,457	50,000	$50	16,352,270	$16,353	$73,002,738	$(75,787,626)	$(148,291)	$2,962,275	$47,956	$304,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional		Stock,	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	64,100 shares of	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Series 1 Preferred Stock	Income	Equity	interest
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	754,711	$755	$66,641,698	$(54,929,020)	$(148,291)	$2,377,525	$13,944,796	$692,742
Foreign currency translation gain										223,569	223,569
Share-based compensation							39,842				39,842
Shares issued to pay notes payable					39,016	39	232,106				232,145
Dividends paid in Series 1 preferred shares	104,341	104					(104)				-
Loss attributable to noncontrolling interest											-	(59,163)
Net loss								(6,277,211)			(6,277,211)
Balance at December 31, 2022	2,183,463	$2,183	50,000	$50	793,727	$794	$66,913,542	$(61,206,231)	$(148,291)	$2,601,094	$8,163,141	$633,579
Foreign currency translation loss										$(317,218)	(317,218)
Share-based compensation							26,735				26,735
Additional rounding shares issued for reverse stock split					19,314	19	(19)				-
Income attributable to noncontrolling interest											-	$55,265
Shares issued to pay for services					15,529	15	102,485				102,500
Net loss								(594,794)			(594,794)
Balance at March 31, 2023	2,183,463	$2,183	50,000	$50	828,570	$828	$67,042,743	$(61,801,025)	$(148,291)	$2,283,876	$7,380,364	$688,844
Foreign currency translation gain/(loss)										22,470	22,470
Share-based compensation							26,736				26,736
Dividends paid in Series 1 preferred shares	109,553	110					(110)				-
Shares issued to pay notes payable					122,702	123	1,193,883				1,194,006
Income/(loss) attributable to noncontrolling interest											-	(25,595)
Shares issued to pay for services					6,488	7	39,365				39,372
Net loss								(1,146,524)			(1,146,524)
Balance at June 30, 2023	2,293,016	$2,293	50,000	$50	957,760	$958	$68,302,617	$(62,947,549)	$(148,291)	$2,306,346	$7,516,424	$663,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
Cash Flows from Operating Activities	2024	2023

Net loss	$(12,012,943)	$(8,048,022)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	998,641	698,269
(Gain)/loss on disposal of property and equipment	(13,595)	69,611
Noncash lease expense	645,695	614,254
Bad debt expense	1,429,791	(155)
Share-based compensation	22,675	93,313
Interest expense paid in equity shares	-	276,151
Accounts payable paid in equity shares	129,000	141,872
Accrued interest on notes payable	937,899	1,858,631
Non-cash royalty income	(39,846)	-
Amortization of original issue discounts on notes payable	-	1,200,200
Amortization of loan origination costs	54,400	-
Loss on excess fair value of warrants	7,255,528	-
Changes in fair value of warrant liability	(2,807,890)	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	1,420,733	(2,108,384)
Trade receivables - related party	(136,277)	(578,388)
Inventory	1,350,333	(231,923)
Contract assets	624,141	215,304
Prepaid expenses and other current assets	548,129	(883,018)
Other assets	(274,081)	(246,658)
Accounts payable	(1,588,439)	674,168
Accounts payable - related party	(5,009)	(15,761)
Sales tax payable	2,036	66,121
Operating lease liabilities	(646,595)	(550,019)
Deposits from customers	189,331	(38,863)
Accrued expenses	(496,932)	1,198,788
Contract liabilities	921,287	369,072
Deferred revenue	(395,065)	156,108
Income taxes payable	11,942	(45,773)
Other liabilities	(201,366)	(278,946)
Net cash used by operating activities - continuing operations	(2,076,477)	(5,394,048)
Net cash provided by operating activities - discontinued operations	-	2,474,863
Net cash used by operating activities	(2,076,477)	(2,919,185)

Cash Flows from Investing Activities
Purchase of property and equipment	(429,334)	(761,470)
Proceeds from sale of property and equipment	77,110	26,205
Royalties on related party revenues	46,000	-
Investment in MasterpieceVR	(100,000)	-
Net cash used by investing activities	(406,224)	(735,265)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	26,682,873	-
Payments on revolving line of credit	(24,025,081)	-
Payments on debt	(7,818,405)	(1,260,837)
Payments on Paycheck Protection Program Loans	(30,365)	(20,154)
Proceeds on bank loans	28,267	-
Purchases of treasury stock	(69,705)	-
Proceeds from offerings	10,035,293	-
Expenses on offerings	(935,333)	-
Net cash provided by/(used by) financing activities	3,867,544	(1,280,991)

Effect of currency translation	(114,180)	(104,123)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	1,384,843	(4,935,441)
Cash, cash equivalents, and restricted cash at beginning of period	6,349,562	11,473,676
Cash, cash equivalents, and restricted cash at end of period	$7,620,225	$6,434,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$6,468,197	$5,628,839
Restricted cash	1,152,028	805,273
Total cash, cash equivalents, and restricted cash	$7,620,225	$6,434,112

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$705,504	$382,575
Cash paid during the period for income taxes, net of refunds	$196,727	$45,773

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay notes payable	$-	$1,426,151
Financing of fixed asset purchase	$28,331	$-
Purchase of property and equipment through vendor financing	$-	$1,125,000
Investment in right of use asset	$294,513	$186,397

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

Acquisition of Heisey Mechanical

On July 1, 2023, the Company under AIS, completed the acquisition of a leading service contractor and steel fabricator that specializes in industrial and water treatment markets, Heisey Mechanical, Ltd. (“Heisey”) based in Columbia, Pennsylvania, for $2,400,000 plus adjustments for the outstanding contract assets and liabilities of $393,291. The real estate of the business was purchased at fair market value on August 30, 2023, for $1,500,000 in a separate transaction.

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

The purchase price allocation presented below compares the preliminary allocation which was developed based on an estimate of fair values of Heisey’s identifiable tangible and intangible assets acquired and liabilities assumed as of July 1, 2023, compared to the final allocation.

The consideration transferred allocation of Heisey’s tangible and intangible assets and liabilities, are as follows:

	Preliminary	Final
Consideration Transferred:
Cash	$393,291	$393,291
Seller's note	240,000	240,000
Financed amount	2,160,000	2,160,000
Total consideration transferred	$2,793,291	$2,793,291

Purchase Price Allocation:
Inventory	300,000	443,069
Contract assets	667,259	667,259
Machinery and equipment	1,625,000	1,625,000
Contract liabilities	(216,469)	(216,469)
Accrued expenses	(57,499)	(57,499)
Goodwill	475,000	331,931
Total consideration transferred	$2,793,291	$2,793,291

The pro forma summary below presents the results of operations as if the Heisey acquisition occurred on October 1, 2022. Proforma adjustments for the three months ended June 30, 2023, includes $63,900 of depreciation expense from acquired fixed assets, $31,500 of interest expense on the debt used in the acquisition, and $20,739 of income tax benefit. Proforma adjustments for the nine months ended June 30, 2023, includes $191,700 of depreciation expense from acquired fixed assets, $97,359 of interest expense on the debt used in the acquisition, and $13,694 of income tax expense. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of the Company’s future consolidated results of operations.

	Unaudited
	for the three months ended	for the six months ended
	June 30, 2023	June 30, 2023

Revenues	$17,294,252	$49,837,190
Net loss	(1,463,553)	(7,855,584)

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

On January 5, 2024, and January 12, 2024, the Company bought back an aggregate of 71,951 shares for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program. On April 8, 2024, these shares were cancelled. The Company’s Series 1 Preferred Stock was delisted from the NASDAQ Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP”. Nasdaq filed a Form 25 on March 21, 2024 and the deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act became effective for 90 days after filing of the Form 25.

On June 14, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share. The notification letter also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by December 11, 2024, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

May 2024 Equity Financing

On May 1, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp., in connection with a firm commitment underwritten public offering (the “Offering”), providing for the issuance of (i) 554,705 units (the “Common Units”), each consisting of one share of common stock of the Company (“Common Stock”), a warrant to purchase one share of common stock at an exercise price of $0.85 per share, which warrant will expire on the two-and-a-half year anniversary of the original issuance date (the “Series A Warrants”), and a warrant to purchase one share of common stock at an exercise price of $0.85 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants”); and (ii) 11,210,000 pre-funded units (the “Pre-funded Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Unit was $0.85, and the purchase price of each Pre-Funded Unit was $0.849. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In addition, the Company granted the Underwriter a 45-day option to purchase additional 1,764,705 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Offering, and/or additional 1,764,705 Series A Warrants representing up to 15% of the Series A Warrants sold in the Offering, and/or additional 1,764,705 Series B Warrants representing up to 15% of the Series B Warrants sold in the Offering to cover over-allotments, if any. The Offering closed on May 3, 2024. An aggregate of 11,764,705 Units (which includes 554,705 shares of common stock), 11,210,000 Pre-Funded Units (which includes 11,210,000 Pre-Funded Warrants), and a Series A Warrant and a Series B Warrant were sold in the Offering. On May 3, 2024, the Underwriter partially exercised its over-allotment option with respect to 1,764,705 Series A Warrants and 1,764,705 Series B Warrants. The aggregate gross proceeds to the Company were approximately $10,035,293, before deducting underwriting discounts and other issuance expenses of $995,333 recorded under the caption “Other(expense)/income, net” on the Company’s Condensed Consolidated Statements of Operations. The underwriting discounts and other issuance expenses were expensed since the Series A, Series B, and Pre-Funded Warrants were each determined to be liabilities and recorded at their fair value.

May 2024 Warrants

The Company evaluated the Series A, Series B, and Prefunded Warrants (collectively, the “Warrants”) in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that the Warrants   are precluded from being considered indexed to the entity’s own stock, resulting in the Warrants being classified as a liability. The fair value of the Series A Warrants was determined based on the stock price on issuance of $0.277 multiplied by the total number of shares of common stock issuable upon exercise of the Series A alternative cashless exercise. Under the alternative cashless exercise, the Holder is entitled to receive three times the normal number of shares issued in a cashless exercise. The Series A Holder may only execute the alternative cashless exercise after Stockholder Approval (and received June 17, 2024); at the time of issuance, Stockholder Approval was deemed perfunctory and almost certain to occur, and the most likely settlement option would be through the alternative cashless exercise. As such, upon issuance, the total fair value of the Series A Warrants was $11,242,940, which was based on 40,588,230 common shares issuable under the alternative cashless exercise. The measurement of fair value of the Series B Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.277  , exercise price of $0.85, term of five years, volatility of 132%, risk-free rate of 4.5%, and expected dividend rate of 0%). The grant date fair value of these Series B Warrants was estimated to be $2,942,711 on May 3, 2024, and such warrants were classified as liabilities. Due to the nominal exercise price, the fair value of the Prefunded Warrants was based on the intrinsic value of each Warrant on the grant date. The intrinsic value was calculated based on the May 3, 2024, stock price of $0.277 and the strike price of $0.001, resulting in a total fair value of $3,093,960. The total fair value of the Warrants upon issuance was $17,279,611. Given that the gross proceeds received of $10,024,083 was less than the total fair value of the liability classified Warrants, the Company recorded a loss on excess fair value of $7,255,527 at issuance.

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

The Company has incurred substantial losses of $9,196,875 and $13,020,958 for fiscal years 2023 and 2022, respectively, and has losses on continuing operations for the nine months ending June 30, 2024, of $12,043,882 and has current liabilities of $14,004,886 and working capital of $12,400,461 along with negative operating cash flows of $2,076,477 that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

The Company’s working capital may not be sufficient to cover operating costs which indicates a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $7,620,225 in cash and cash equivalents and restricted cash as of June 30, 2024. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of June 30, 2024, has available capacity of $2,269,675, (ii) continually reevaluated its pricing model on our Vicon brand to improve margins on those products, (iii) entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of one year expiring on April 30, 2025 in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. To date, the Company has paid Streeterville $4,588,897 under this agreement.

In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. As of June 30, 2024, the Company may not have adequate cash or available liquidity/available capacity on our lines of credit to meet our operational needs.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Balance Sheet for September 30, 2023 and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023. The reclassification was to the caption “Short-term investments” which has been reclassified to “Prepaid expenses and other current assets” on the Consolidated Balance Sheet and “Gain/(loss) on marketable securities to “Prepaid expenses and other current assets” on the Condensed Consolidated Statements of Cash Flows.

Correction of an Immaterial Error in Previously Issued Financial Statements

Subsequent to the issuance of our financial statements for the quarter ended June 30, 2023, an immaterial error was identified and has been corrected in our historical information related to the calculation of earnings per share. The original calculation did not take into account the fair value of the Series 1 Preferred Stock dividends declared during the period.

The effects of the correction to the individual effected line items in our Consolidated Statement of Operations are as follows:

	For the three months ended June 30, 2023
	As previously reported	Corrections	As corrected
Loss per share - Basic & Diluted
Continuing Operations	$(1.29)	$(0.07)	$(1.36)

	For the six months ended June 30, 2023
	As previously reported	Corrections	As corrected
Loss per share - Basic & Diluted
Continuing Operations	$(5.83)	$(0.07)	$(5.90)

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2023, includes a summary of the significant accounting policies used in the preparation of the condensed consolidated financial statements.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 (Topic 480, Distinguishing Liabilities from Equity) and ASC 815 (Topic 815, Derivatives and Hedging). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the Company’s condensed consolidated statements of operations.

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

The following table illustrates the effect of implementation of Update 2016-13 on the current expected credit losses for the following line items on the condensed consolidated balance sheet:

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

The Company will utilize the Probability-of-default method for financing receivables and loans. Expected credit losses are determined by multiplying the probability of default (i.e., the probability the asset will default within the given time frame) by the loss given default (the percentage of the asset not expected to be collected because of default). The Company considers sources of repayment associated with a financial asset when determining its credit losses, including collection against the collateral and certain embedded credit enhancements, such as guarantees or insurance. The allowance for credit losses was immaterial as of June 30, 2024.

The following table illustrates the current expected credit losses activity for the nine months ended June 30, 2024:

	As of	For the nine months ended	As of
	October 1, 2023	June 30, 2024	June 30, 2024
Assets:
Trade receivables, net	$234,924	$(11,921)	$223,003
Trade receivables, net - related party	$-	$-	$-
Contract assets, net	$8,696	$8,590	$17,286
Royalties receivable, net - related party	$10,000	$-	$10,000
Note receivable, net - related party	$44,761	$1,427,403	$1,472,164

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

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due and has recognized $13,282, and $14,724 during the three-month periods ended June 30, 2024, and 2023, respectively, and $39,845, and $33,875, during the nine-month periods ended June 30, 2024, and 2023, respectively, and will amortize the remaining amount over the period the royalties are due.

The following table summarizes the loss on the sale recorded during the three months ended December 31, 2022, included in Income/(loss) from discontinued operations, net of tax in the accompanying condensed consolidated statement of operations:

Purchase Price	$745,621
Less cash and cash equivalents transferred	(699,423)
Less liabilities assumed	(10,924)
Net purchase price	$35,274

Assets Sold
Accounts receivable, net	$625,638
Inventory, net	980,730
Prepaid expenses and other assets	502,577
Property and equipment, net	837,808
Goodwill	598,392
3,545,145
Liabilities Transferred
Accounts payable	370,774
Short-term liabilities	364,775
Long-term liabilities	318,981
1,054,530
Net assets sold	$2,490,615

Pretax loss on sale of Cemtrex Advanced Technologies, Inc, and Cemtrex XR, Inc.	$(2,455,341)

As of June 30, 2024, and September 30, 2023, there were no assets or liabilities included within discontinued operations on the Company’s Condensed Consolidated Balance Sheets.

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

Income/(loss)from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2024 and 2023, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023

Total net sales	$-	$-	$-	$649,061
Cost of sales	-	-	-	228,086
Operating, selling, general and administrative expenses	643	1,443	681	1,297,507
Other (income)/expenses	-	-	-	3,195
Income (loss) from discontinued operations	(643)	(1,443)	(681)	(879,727)
Amortization of discounted royalties	13,282	14,724	39,845	33,875
Loss on sale of discontinued operations	-	-	-	(2,455,341)
Adjustment of benefit obligation	-	-	-	89,085
Income tax provision	2,655	-	8,225	-
Discontinued operations, net of tax	$9,984	$13,281	$30,939	$(3,212,108)

NOTE 4 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three and nine months ended June 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Over time	63%	49%	57%	48%
Point-in-time	37%	51%	43%	52%

NOTE 5 – LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and nine months ended June 30, 2024, and 2023, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Options	28,796	28,796	28,796	28,796
Warrants	13,529,410	-	13,529,410	-

For the three and nine months ended June 30, 2024 and 2023, loss per share basic and diluted for continuing operations are calculated as follows:

	For the three months		For the nine months
	June 30,		June 30,
	2024	2023	2024	2023
Loss from Continuing operations	$(9,149,303)	$(1,185,400)	$(12,043,882)	$(4,835,914)
Less (loss)/gain in noncontrolling interest	(158,293)	(25,595)	(351,212)	(29,493)
Preferred stock dividends	52,515	58,720	52,515	58,720
Net loss applicable to common shareholders	(9,043,525)	(1,218,525)	(11,745,185)	(4,865,141)
Weighted Average Number of Shares-Basic & Diluted	31,346,628	897,897	11,044,569	824,689
Loss per share - Basic & Diluted - Continuing Operations	$(0.29)	$(1.36)	$(1.06)	$(5.90)

In accordance with ASC 260-45-13, the common shares underlying the Series A Warrants under the alternative cashless exercise have been included in the calculation of the weighted average shares.

NOTE 6 – SEGMENT INFORMATION

The Company reports and evaluates financial information for two reportable segments: the Security segment and the Industrial Services segment.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Three months ended June 30, 2024				Three months ended June 30, 2023
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$6,193,487	$8,492,911	$-	$14,686,398	$9,015,279	$5,714,861	$-	$14,730,140
Cost of revenues	2,970,396	5,838,855	-	8,809,251	4,610,443	3,639,054	-	8,249,497
Gross profit	$3,223,091	$2,654,056	$-	$5,877,147	$4,404,836	$2,075,807	$-	$6,480,643
Operating expenses
Sales, general, and administrative	4,363,645	1,917,206	1,585,878	7,866,729	3,182,509	912,387	1,032,183	5,127,079
Depreciation and amortization	96,210	229,241	-	325,451	90,630	159,251	-	249,881
Research and development	864,483	-	-	864,483	1,049,909	-	-	1,049,909
Operating (loss)/income	$(2,101,247)	$507,609	$(1,585,878)	$(3,179,516)	81,788	1,004,169	(1,032,183)	53,774

Other income/(expense)	$(119,813)	$(50,250)	$(5,732,430)	$(5,902,493)	$(282,857)	$(7,281)	$(929,395)	$(1,219,533)

	Nine months ended June 30, 2024				Nine months ended June 30, 2023
	Reportable Segments					Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$23,446,220	$25,277,939	$-	$48,724,159	$25,933,921	$16,839,858	$-	$42,773,779
Cost of revenues	11,593,213	17,231,984	-	28,825,197	13,005,314	10,908,935	-	23,914,249
Gross profit	$11,853,007	$8,045,955	$-	$19,898,962	$12,928,607	$5,930,923	$-	$18,859,530
Operating expenses
General, and administrative	12,524,869	5,343,738	3,317,055	21,185,662	9,494,634	3,437,565	2,826,134	15,758,333
Depreciation and amortization	295,622	703,019	-	998,641	161,833	484,157	52,279	698,269
Research and development	2,664,688	-	-	2,664,688	3,895,717	-	-	3,895,717
Operating (loss)/income	$(3,632,172)	$1,999,198	$(3,317,055)	$(4,950,029)	$(623,577)	$2,009,201	$(2,878,413)	$(1,492,789)

Other income/(expense)	$(392,707)	$(236,683)	$(6,226,414)	$(6,855,804)	$(58,065)	$(68,707)	$(3,196,712)	$(3,323,484)

Unallocated corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related audit and taxes, legal expenses related to corporate matters, and interest expense on notes payable.

NOTE 7 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,052,028 at June 30, 2024, and $919,652 at September 30, 2023. The Company has $100,000 in restricted cash held in escrow related to projects that are still bonded through Heisey as of June 30, 2024.

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

The Company’s fair value liabilities at June 30, 2024, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	June 30,
	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities
Warrant liabilities	$-	$10,428,397	$-	$10,428,397

	$-	$10,428,397	$-	$10,428,397

At September 30, 2023, the Company had no fair value liabilities.

A summary of the warrant liabilities activity for the nine months ended June 30, 2024, is as follows:

	Series A Warrants	Series B Warrants	Prefunded Warrants	Total
Warrant Liabilities at September 30, 2023	$-	$-	$-	$-
Warrants Issued	11,242,940	2,942,711	3,093,960	17,279,611
Warrants Exercised	(864,214)	-	(3,179,110)	(4,043,324)
Fair market revaluation	(2,221,206)	(671,834)	85,150	(2,807,890)
Warrant Liabilities at June 30, 2024	$8,157,520	$2,270,877	$-	$10,428,397

NOTE 9 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	June 30,	September 30,
	2024	2023
Trade receivables	$8,023,886	$9,444,619
Allowance for credit losses	(223,003)	(234,924)
	$7,800,883	$9,209,695

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 10 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	September 30, 2023

Prepaid expenses	$602,428	$521,310
Prepaid inventory	378,306	1,084,051
Deferred costs	87,616	25,941
Short-term investments	13,871	13,663
Loan origination costs	18,133	-
Prepaid income taxes	481,672	168,555
VAT and GST tax receivable	-	298,502
Prepaid expenses and other current assets total	$1,582,026	$2,112,022

NOTE 11 – INVENTORY, NET

Inventory, net consisted of the following:

	June 30,	September 30,
	2024	2023
Raw materials	$844,693	$885,398
Work in progress	306,255	109,019
Finished goods	6,381,007	7,744,802
Inventory, net	7,531,955	8,739,219

The Company maintained an allowance for obsolete inventories of $501,836 and $618,021 at June 30, 2024 and September 30, 2023, respectively.

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2024	2023
Land	$945,279	$945,279
Building and leasehold improvements	4,384,484	4,362,062
Furniture and office equipment	598,123	579,700
Computers and software	1,333,135	1,333,135
Machinery and equipment	12,691,462	12,488,639
	19,952,483	19,708,815
Less: Accumulated depreciation	(11,369,370)	(10,490,114)
Property and equipment, net	$8,583,113	$9,218,701

Depreciation expense for the three and nine months ended June 30, 2024 and 2023, was $325,451 and $998,641, and $249,881 and $698,269, respectively and is recorded in cost of revenues and general and administrative expenses on the Company’s condensed consolidated statements of operations.

NOTE 13 – GOODWILL

Changes in the carrying amount of goodwill, by segment, are as follows:

	Security	Industrial Services	Consolidated
Balance at September 30, 2023	$530,475	$3,851,416	$4,381,891
Purchase price allocation adjustment	(143,069)	-	(143,069)
Balance at June 30, 2024	$387,406	$3,851,416	$4,238,822

As of June 30, 2024, and September 30, 2023, accumulated impairment losses of $3,316,000 related to the Security segment have been recorded.

NOTE 14 – OTHER ASSETS

On November 13, 2020, Cemtrex made a $500,000 investment, on January 19, 2022, made an additional $500,000 investment, and on July 18, 2023, and October 5, 2023, made an additional $100,000 investment on each date via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is recorded at cost and is included in other assets in the accompanying Condensed consolidated balance sheets. No impairment has been recorded for the three and nine months ended June 30, 2024.

Other assets consisted of the following:

	June 30, 2024	September 30, 2023
Rental deposits	$210,428	$198,641
Investment in Masterpiece VR	1,200,000	1,100,000
Other deposits	356,684	167,808
Demonstration equipment supplied to resellers	442,978	369,560
Other assets total	$2,210,090	$1,836,009

NOTE 15 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2024	September 30, 2023
Accrued expenses	$1,053,332	$319,211
Accrued payable on inventory in transit	640,450	1,154,254
Accrued payroll	430,974	1,088,223
Accrued warranty	222,702	222,702
Accrued expenses total	$2,347,458	$2,784,390

NOTE 16 – DEFERRED REVENUE

The Company’s deferred revenue as of and for the three and nine months ended June 30, 2024, and 2023, were as follows:

	For the three months ended		For the nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Deferred revenue at beginning of period	$2,059,225	$1,714,998	$2,311,334	$1,824,534
Net additions:
Deferred software revenues	502,136	673,363	1,649,519	1,681,532
Recognized as revenue:
Deferred software revenues	(645,092)	(1,066,753)	(2,044,584)	(2,184,458)
Deferred revenue at end of period	1,916,269	1,321,608	1,916,269	1,321,608
Less: current portion	1,284,688	581,193	1,284,688	581,193
Long-term deferred revenue at end of period	$631,581	$740,415	$631,581	$740,415

For the three and nine months ended June 30, 2024 and 2023, the Company recognized revenue of $571,660, and $1,364,475, and $442,040 and $1,040,221, respectively, that was previously included in the beginning balance of deferred revenues.

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

The following is a summary of the Company’s uncompleted contracts:

	June 30, 2024	September 30, 2023

Costs incurred on uncompleted contracts	$11,775,728	$12,523,552
Estimated gross profit	2,549,303	3,085,350
	14,325,031	15,608,902
Applicable billings to date	(15,111,577)	(14,850,020)
Net (billings in excess of costs)/earnings in excess of billings, Ending balance	$(786,546)	$758,882

For the three and nine months ended June 30, 2024 and 2023, the Company recognized revenue of $18,625 and $0, and $905,319 and $369,835, respectively, that was previously included in the beginning balance of contract liabilities.

The following table summarizes the net activity of the contract assets and contract liabilities for the three- and six-month periods ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	For the three months ended		For the nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$1,979,679	$794,416	$1,739,201	$781,819
Changes in revenue billed, contract price or cost estimates	(864,619)	(227,901)	(624,141)	(215,304)
Contract asset, net, ending balance	$1,115,060	$566,515	$1,115,060	$566,515
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(1,899,409)	$(924,856)	(980,319)	$(369,890)
Changes in revenue billed, contract price or cost estimates	(2,197)	185,894	(921,287)	(369,072)
Contract liability, ending balance	$(1,901,606)	$(738,962)	$(1,901,606)	$(738,962)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$80,270	$(130,440)	$758,882	$411,929
Changes in revenue billed, contract price or cost estimates	(866,816)	(42,007)	$(1,545,428)	(584,376)
Net billings in excess of costs, ending balance	$(786,546)	$(172,447)	$(786,546)	$(172,447)

NOTE 18 – RELATED PARTY TRANSACTIONS

On August 31, 2019, the Company entered into an Asset Purchase Agreement for the sale of Griffin Filters, LLC to Ducon Technologies, Inc., which Aron Govil, the Company’s Founder, and former CFO, for total consideration of $550,000. On July 31, 2022, the Company negotiated a payment agreement surrounding the sale of Griffin Filters, LLC, and other liabilities due to the Company totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matures on July 31, 2024. As of June 30, 2024, the principle amount of $761,585 and $74,776 of accrued interest has been recorded as an allowance for expected credit loss against this note.

As of June 30, 2024, and September 30, 2023, there was $3,797 and $3,806 in payables due to Ducon Technologies, Pvt Ltd., which is also owned by Aron Govil, respectively.

As of June 30, 2024, and September 30, 2023, there was $0 and $637,208 in receivables due from Ducon Technologies, Pvt Ltd., respectively. During the three months ended June 30, 2024, the Company recorded an allowance for expected credit loss of $635,803 on the receivables due from Ducon Technologies, Pvt Ltd.

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

During the three and nine months ended June 30, 2024, the Company wrote off $94,027 in trade receivables, related party and $59,703 in trade payables, related party related to the Cemtrex Advanced Technologies, Inc. successor company, SmartDesk, Inc.

As of June 30, 2024, there was $755,198 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $60,444 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and subscription services that are set up on auto pay with a credit card. $235,408 is the remaining balance on the first-year royalties on CXR, Inc.’s revenues. The remaining $459,162 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business.

As of June 30, 2024, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $688,738, of which $235,408 is considered short-term and is presented on the Company’s Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party”. On April 13, 2024, the Company and CXR, Inc. agreed to structured payments on the first-year royalties with full payment being made by December 31, 2024. The Company has taken a $10,000 allowance for expected credit losses against these royalties.

NOTE 19 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3.16 years at June 30, 2024, and 3 years at September 30, 2023. The weighted average discount rate used to measure lease liabilities was approximately 6.54% at June 30, 2024, and 5.66% at September 30, 2023. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month. Short-term rent expense was $5,400 for the nine months ended June 30, 2024, and $2,400 for the nine months ended June 30, 2023.

The Company’s security segment leases approximately 1,037 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $5,487 per month. Short-term rent expense was $43,941 for the nine months ended June 30, 2024.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the condensed consolidated balance sheet at June 30, 2024, is set forth below:

Years ending September 30,	Operating Leases
2024	218,345
2025	877,020
2026	686,436
2027	315,517
2028	58,085
Undiscounted lease payments	2,155,403
Amount representing interest	(158,796)
Discounted lease payments	1,996,607
Less short-term operating lease liabilities	780,423
Long-term operating lease liabilities	$1,216,184

Lease costs for the three and nine months ended June 30, 2024, and 2023 are set forth below:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease costs:
Operating lease costs	256,570	193,843	645,695	678,489
Short-term lease costs	15,379	-	49,341	-
Total lease cost	$271,949	$193,843	$695,036	$678,489

NOTE 20 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of June 30, 2024, the Company had enough eligible assets to access the full credit line. The Company was in compliance with all loan covenants as of June 30, 2024. The funds were used to pay the NIL Funding term loan and will fund operations of the Vicon entity. As of June 30, 2024, this loan had a balance of $2,730,325, with $18,133 of unamortized loan origination fees, which is included in “Prepaid expenses” on the accompanying Condensed Consolidated Balance Sheet. There were $2,269,675 in available funds as of June 30, 2024.

Standstill Agreement

On August 31, 2023, the Company and Streeterville Capital, LLC (“Streeterville”) entered into a standstill agreement for the two notes held by Streeterville Capital, LLC. The terms of this agreement are the earlier of (a) the date that is ninety (90) days from the Effective Date, and (b) the date that the Company completes an equity offering on either Form S-1 or Form S-3 (the “Standstill Period”), Streeterville Capital, LLC will not seek to redeem any portion of the Notes, and (c) the Company agrees to prepay to Lender fifty percent (50%) of the net proceeds received by Borrower in connection with all equity financings until such time as Borrower has raised at least $5,000,000 in aggregate net proceeds.

On April 30, 2024, the Company entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of one year expiring on April 30, 2025, with $239,813 classified as short-term, and in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. To date, the Company has paid Streeterville $4,588,897 under this agreement.

The following table outlines the Company’s secured liabilities:

			June 30,	September 30,
	Interest Rate	Maturity	2024	2023
Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of June 30, 2024. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.7% as of June 30, 2024 and 7.68% as of September 30, 2023).	1/31/2025	49,042	108,700

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of June 30, 2024. This loan is secured by the underlying asset.	SOFR plus 2.62% (7.95% on June 30, 2024 and (7.93% on September 30, 2023).	1/28/2040	2,130,074	2,180,115

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (8.13% as of June 30, 2024 and 8.11% as of September 30, 2023).	9/30/2043	1,164,271	1,200,000

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (8.13% as of June 30, 2024 and 8.11% as of September 30, 2023).	7/1/2030	1,961,494	2,122,565

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0, as of June 30, 2024 and September 30, 2023.	8%	6/30/2025	239,813	4,596,589

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of June 30, 2024 and September 30, 2023.	8%	2/22/2026	11,949,012	11,243,233

Note Payable - $240,000 For the purchase of Heisey Mechanical, Ltd.	6%	7/1/2024	-	240,000

Term Loan Agreement with NIL Funding Corporation (“NIL”) - $5,600,000 The Company was in compliance with loan covenants as of September 30, 2023.	11.50%	12/31/2024	-	1,979,743

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	60,749	91,114

Software License Agreement - $1,125,000, for the purchase of software source code for use in our Security segment products	N/A	6/3/2024	-	675,000

HDFC Bank Auto Loan - $28,331, for the purchase of automobile at India office. Monthly payments of ₹65,179 ($781.93 as translated as of June 30, 2024). Automobile is collateral for this loan. This loan was paid off prior to the maturity date.	8.70%	6/5/2027	-	-
Total debt			$17,554,455	$24,437,059
Less: Current maturities			(661,271)	(14,507,711)
Long-term debt			$16,893,184	$9,929,348

NOTE 21 – STOCKHOLDERS’ EQUITY

Series 1 Preferred Stock

The Company’s Series 1 Preferred Stock was suspended from the Nasdaq Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP.”

Nasdaq filed a Form 25 on March 21, 2024. The deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act became effective 90 days after filing of the Form 25.

During the nine months ended June 30, 2024, 235,762 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

During the nine months ended June 30, 2024, the Company has bought back and later cancelled 71,951 shares into treasury for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program.

As of June 30, 2024, and September 30, 2023, there were 2,456,827 and 2,293,016 shares of Series 1 Preferred Stock issued and 2,392,727 and 2,228,916 shares of Series 1 Preferred Stock outstanding, respectively.

Common Stock

During the nine months ended June 30, 2024, 33,189 shares of the Company’s common stock have been issued in exchange for services valued at $129,000.

During the nine months ended June 30, 2023, 11,764,705 shares of common stock were issued for the exercise of 11,210,000 prefunded warrants and 554,705 shares of common stock as part of the May 2024 Equity Financing described below.

During the nine months ended June 30, 2024, 3,508,593 shares of common stock were issued for the exercise of 1,169,531 Series A Warrants under the Alternative Cashless Exercise option.

May 2024 Equity Financing

On May 1, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp., in connection with a firm commitment underwritten public offering (the “Offering”), providing for the issuance of (i) 554,705 units (the “Common Units”), each consisting of one share of common stock of the Company (“Common Stock”), a warrant to purchase one share of common stock at an exercise price of $0.85 per share, which warrant will expire on the two-and-a-half year anniversary of the original issuance date (the “Series A Warrants”), and a warrant to purchase one share of common stock at an exercise price of $0.85 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants”); and (ii) 11,210,000 pre-funded units (the “Pre-funded Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Unit was $0.85, and the purchase price of each Pre-Funded Unit was $0.849. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

In addition, the Company granted the Underwriter a 45-day option to purchase additional 1,764,705 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Offering, and/or additional 1,764,705 Series A Warrants representing up to 15% of the Series A Warrants sold in the Offering, and/or additional 1,764,705 Series B Warrants representing up to 15% of the Series B Warrants sold in the Offering to cover over-allotments, if any. The Offering closed on May 3, 2024. An aggregate of 11,764,705 Units (which includes 554,705 shares of common stock), 11,210,000 Pre-Funded Units (which includes 11,210,000 Pre-Funded Warrants), and a Series A Warrant and a Series B Warrant were sold in the Offering. On May 3, 2024, the Underwriter partially exercised its over-allotment option with respect to 1,764,705 Series A Warrants and 1,764,705 Series B Warrants. The aggregate gross proceeds to the Company were $10,035,293, before deducting underwriting discounts and other issuance expenses of $1,133,166. The underwriting discounts and other issuance expenses were expensed since the Series A, Series B, and Pre-Funded Warrants were each determined to be liabilities and recorded at their fair value.

May 2024 Warrants

The Company evaluated the Series A, Series B, and Prefunded Warrants (collectively, the “Warrants”) in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that the Warrants   are precluded from being considered indexed to the entity’s own stock, resulting in the Warrants being classified as a liability. The fair value of the Series A Warrants was determined based on the stock price on issuance of $0.277 multiplied by the total number of shares of common stock issuable upon exercise of the Series A alternative cashless exercise. Under the alternative cashless exercise, the Holder is entitled to receive three times the normal amount of shares issued in a cashless exercise. The Series A Holder may only execute the alternative cashless exercise after Stockholder Approval (and received June 17, 2024); at the time of issuance, Stockholder Approval was deemed perfunctory and almost certain to occur, and the most likely settlement option would be through the alternative cashless exercise. As such, upon issuance, the total fair value of the Series A Warrants was $11,242,940, which was based on 40,588,230 units issued under the alternative cashless exercise. The measurement of fair value of the Series B Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.277  , exercise price of $0.85, term of five years, volatility of 132%, risk-free rate of 4.5%, and expected dividend rate of 0%). The grant date fair value of these Series B Warrants was estimated to be $2,942,711 on May 3, 2024, and such warrants were classified as liabilities. Due to the nominal exercise price, the fair value of the Prefunded Warrants was based on the intrinsic value of each Warrant on the grant date. The intrinsic value was calculated based on the May 3, 2024, stock price of $0.277 and the strike price of $0.001, resulting in a total fair value of $3,093,960. The total fair value of the Warrants upon issuance was $17,279,611. Given that the gross proceeds received of $10,024,083 was less than the total fair value of the liability classified Warrants, the Company recorded a loss on excess fair value of $7,255,527 at issuance.

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2024.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2023	-
Warrants granted	65,327,640	$0.85
Warrants exercised	(14,718,593)	$0.65
Warrants forfeited	-
Warrants cancelled	-
Outstanding at June 30, 2024	50,609,047	$0.23	3.01
Exercisable at June 30, 2024	50,609,047	$0.23	3.01

NOTE 22 – SHARE-BASED COMPENSATION

For the three and nine months ended June 30, 2024, and 2023, the Company recognized $7,559 and $22,675 and $26,736 and $93,313 of share-based compensation expense on its outstanding options, respectively. As of June 30, 2024, $40,630 of unrecognized share-based compensation expense is expected to be recognized over a period of two years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the nine months ended June 30, 2024, no options were granted, cancelled, or forfeited.

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

NOTE 24 – SUBSEQUENT EVENTS

On August 2, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to increase our authorized shares of common stock from 50,000,000 shares to 70,000,000 shares, par value $0.001 per share.

On July 22, 2024, the Board of Directors of the Company approved, and the holders of an excess of a majority of the outstanding shares of our classes of voting stock of the Company have executed a written consent in lieu of a special meeting approving a Certificate of Amendment to our Certificate of Incorporation to authorize a reverse split of our outstanding shares of common stock, par value $0.001 per share, with a split ratio of between 1 for 10 and 1 for 20, which will be determined by the Board of Directors at any time or times for a period of 12 months after the date of the written consent. Pursuant to Rule 14c-2 under the Exchange Act, this corporate action will not be effected until at least twenty (20) calendar days after the mailing of the Information Statement to our stockholders.

The following table, which is for illustrative purposes only, illustrates the effects of Reverse Split at certain exchange ratios within the foregoing range, without giving effect to any adjustments for fractional shares of common stock, on our outstanding shares of common stock and authorized shares of capital stock as of the Balance Sheet date.

	Before Reverse Split	After Reverse Stock Split
		1-for-10	1-for-20
Common Stock Authorized (1)	70,000,000	70,000,000	70,000,000

Preferred Stock Authorized	10,000,000	10,000,000	10,000,000

Common Stock Issued and Outstanding	16,352,270	1,635,227	817,614

Common Stock Underlying Options and Warrants	50,637,843	5,063,784	2,531,892

Common Stock Available for Grant under 2020 Equity Compensation Plan	1,991,207	199,121	99,560

(1)	Considers the increase in authorized shares which became effective on August 2, 2024.

On July 11, 22, and 23, 2024, the Company issued an aggregate of 900,000 shares of common stock to satisfy the exercise of 300,000 Series A Warrants under the alternative cashless exercise.

On August 8, 2024, the Company issued 185,186 shares of common stock in exchange for services rendered.

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

Results of Operations – For the three months ended June 30, 2024, and 2023

Revenues

Our Security segment revenues for the three months ended June 30, 2024, decreased by $2,821,792 or 31% to $6,193,487 from $9,015,279 for the three months ended June 30, 2023. This decrease is due to the delay of multiple projects for the Security segment’s products and services and overall worsening economic conditions in the industry.

Our Industrial Services segment revenues for the three months ended June 30, 2024, increased by $2,778,050 or 49%, to $8,492,911 from $5,714,861, for the three months ended June 30, 2023. This increase is mainly due to increased demand for the segment’s services and the additional business from the Heisey acquisition completed during the fourth quarter of fiscal year 2023.

Gross Profit

Gross Profit for the three months ended June 30, 2024, was $5,877,147 or 40% of revenues as compared to gross profit of $6,480,643 or 44% of revenues for the three months ended June 30, 2023.

Gross profit in our Security segment was $3,223,091 or 52% of the segment’s revenues for the three months ended June 30, 2024, as compared to gross profit of $4,404,836 or 49% of the segment’s revenues for the period ended June 30, 2023. Gross profit percentage was down due to the mix of product sold in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Gross profit in our Industrial Services segment was $2,654,056 or 31% of the segment’s revenues for the three months ended June 30, 2024, as compared to gross profit of $2,075,807 or 36% of the segment’s revenues for the period ended June 30, 2023. Gross profit as a percentage of revenues decreased due to lower margins related to Heisey acquisition related projects in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024, increased $2,815,220 or 52% to $8,192,180 from $5,376,960 for the three months ended June 30, 2023. The increase in general and administrative expenses is mainly related to increased sales and marketing activities including payroll, fringe benefits, legal expenses, insurance, travel as well as an increase in insurance, and repairs and maintenance expenses. Expenses related to the $1,397,388 write-off of related party note receivable are included here.

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2024, were $864,483 compared to $1,049,909 for the three months ended June 30, 2023, a decrease of $185,426 or 18%. Research and Development expenses are related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the three months ended June 30, 2024, was $5,902,493, as compared to $1,219,533 for the three months ended June 30, 2023. Other expense for the three months ended June 30, 2024, was mainly driven by the May 2024 Equity Financing expenses of $995,333, the loss on the excess fair value of the warrants issued in the May 2024 Equity Financing of $7,255,528, offset by the change in the fair value of the warrants of $2,807,890.

Provision for Income Taxes

During the three months ended June 30, 2024 and 2023, the Company had income tax expense from continuing operations of $67,294 and $19,461, respectively. The provision for income tax is based upon the current income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s current ability to utilize net loss carryforwards.

Results of Operations – For the nine months ended June 30, 2024, and 2023

Revenues

Our Security segment revenues for the nine months ended June 30, 2024, decreased by $2,487,701 or 10% to $23,446,220 from $25,933,921 for the nine months ended June 30, 2023. This decrease is due to the delay of multiple projects for the Security segment’s products and services and weakening economic conditions in the industry.

Our Industrial Services segment revenues for the nine months ended June 30, 2024, increased by $8,438,081 or 50%, to $25,277,939 from $16,839,858 for the nine months ended June 30, 2023. This increase is mainly due to increased demand for the segment’s services and the additional business from the Heisey acquisition completed during the fourth quarter of fiscal year 2023.

Gross Profit

Gross Profit for the nine months ended June 30, 2024, was $19,898,962 or 41% of revenues as compared to gross profit of $18,859,530 or 44% of revenues for the nine months ended June 30, 2023.

Gross profit in our Security segment was $11,853,007 or 51% of the segment’s revenues for the nine months ended June 30, 2024, as compared to gross profit of $12,928,607 or 50% of the segment’s revenues for the nine-month period ended June 30, 2023. Gross profit was percentage down due to the mix of products sold in the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023.

Gross profit in our Industrial Services segment was $8,045,955 or 32% of the segment’s revenues for the nine months ended June 30, 2024, as compared to gross profit of $5,930,923 or 35% of the segment’s revenues for the nine-month period ended June 30, 2023. Gross profit as a percentage of revenues decreased due to lower margins related to Heisey acquisition related projects in the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2024, increased $5,727,701 or 35% to $22,184,303 from $16,456,602 for the nine months ended June 30, 2023. The increase in general and administrative expenses is mainly related to increased payroll, fringe benefits, insurance, professional fees and travel. Increases in payroll include approximately $680,000 in severance and bonus payments. Legal expenses for the nine months ended June 30, 2024, include non-recurring expenses of $360,000. Expenses related to the $1,491,415 write-off of related party notes receivable are included here.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2024, were $2,664,688 compared to $3,895,717 for the nine months ended June 30, 2023, a decrease of $1,231,029 or 32%. Research and Development expenses are related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the nine months ended June 30, 2024, was $6,855,804, as compared to $3,323,484 for the nine months ended June 30, 2023. Other expense for the nine months ended June 30, 2024, and 2023, was mainly driven by interest on the Company’s debt. Other expense for the nine months ended June 30, 2024, was mainly driven by the May 2024 Equity Financing expenses of $995,333, the loss on the excess fair value of the warrants issued in the May 2024 Equity Financing of $7,255,528, offset by the change in the fair value of the warrants of $2,807,890.

Provision for Income Taxes

During the nine months ended June 30, 2024 and 2023, the Company had income tax expense from continuing operations of $238,049 and $19,641. The provision for income tax is based upon the current income tax from the Company’s various U.S. and international subsidiaries that are subject to their respective income tax jurisdictions and the Company’s current ability to utilize net loss carryforwards.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $12,400,461 at June 30, 2024, compared to working capital of $1,948,923 at September 30, 2023. This includes cash and equivalents and restricted cash of $7,620,225 at June 30, 2024, and $6,349,562 at September 30, 2023. The increase in working capital was primarily due to the Company’s May 2024 Equity Financing and entry into a standstill agreement on two notes extending the maturity date and holding redemptions for a period of one year.

Cash used by operating activities for continuing operations for the nine months ended June 30, 2024, and 2023 was $2,076,477 and $5,394,048, respectively. Cash provided by operating activities for discontinued operations for the nine months ended June 30, 2023, was $2,474,863. Our negative operating cash flow was mainly the result of our net loss combined with operating changes in trade payables.

Trade receivables decreased by $1,408,812 or 15% to $7,800,883 at June 30, 2024, from $9,209,695 at September 30, 2023. The decrease in trade receivables is attributable to decreased sales in the Security segment.

Cash used by investing activities for continuing operations for the nine months ended June 30, 2024, was $406,224 compared to $735,265 used for the nine months ended June 30, 2023. Investing activities for the nine months ended June 30, 2024, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR. Investing activities for the nine months ended June 30, 2023, were driven by the Company’s purchase of property and equipment.

Cash provided by financing activities for the nine months ended June 30, 2024, was $3,867,544 compared to using cash of $1,280,991 for the nine months ended June 30, 2023. Financing activities for the nine months ended June 30, 2024, were primarily driven by the proceeds and expenses on the May 2024 Equity Financing, proceeds and payments on the Company’s revolving line of credit and payments on its secured debt. Financing activities for the nine months ended June 30, 2023, were primarily driven by payments on the Company’s debt.

The Company’s working capital may not be sufficient to cover operating costs which indicates substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $7,620,225 in cash and cash equivalents and restricted cash as of June 30, 2024. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of June 30, 2024, has available capacity of $2,269,675, (ii) continually reevaluated its pricing model on our Vicon brand to improve margins on those products, (iii) entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of one year expiring on April 30, 2025 in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. To date, the company has paid Streeterville $4,588,897 under this agreement.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on their evaluation, our management has concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the nine months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 1A. Risk Factors

See Risk Factors included in our Annual Report on Form 10-K filed with the SEC on December 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2024, 33,189 shares of the Company’s common stock have been issued in exchange for services valued at $129,000.

Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.9	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.11	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.13	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.14	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.15	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.16	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023	Form 10-Q	5/11/2023
10.2	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	5/11/2023
10.3	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LL	Form 10-Q	5/11/2023
10.4	Securities Purchase Agreement dated June 1, 2020	Form 8-K	6/4/2020
10.5	Securities Purchase Agreement dated June 9, 2020	Form 8-K	6/12/2020
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021	Form 8-K	2/26/2021
10.7	Securities Purchase Agreement dated February 22, 2022	Form 10-Q	5/16/2022
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022	Form 10-Q	5/16/2022
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.1	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.12	2020 Equity Compensation Plan	Form S-8	8/17/2020
10.13	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/6/2023
10.14	Form of Lock-Up Agreement	Form S-1/A	4/30/2024
10.15	Form of Underwriting Agreement	Form 8-K	5/3/2024
10.16	Standstill Agreement, dated April 30, 2024	Form 8-K	5/1/2024
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/4/2022
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: August 14, 2024	By:	/s/ Saagar Govil.
Saagar Govil
Chief Executive Officer

Dated: August 14, 2024		/s/ Paul J. Wyckoff.
Paul J. Wyckoff
Interim Chief Financial Officer
and Principal Financial Officer

