Form 10-K
period 2024-09-30
CEMTREX INC
filed 2024-12-30
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 28, 2024, the number of the registrant’s common stock held by non-affiliates of the registrant was 483 and the aggregate market value $4,249,917 based on the average bid and asked price of $8,799 on March 28, 2024.

As of December 23, 2024, the registrant had 1,724,162 shares of common stock outstanding.

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

Recent Developments

Common Stock Reverse Stock Split

On October 2, 2024, the Company completed a 60:1 reverse stock split on its common stock, and on November 26, 2024, The Company completed a 35:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

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

On January 5, 2024, and January 12, 2024, the Company bought back an aggregate of 71,951 shares of Series 1 Preferred Stock for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program. On April 8, 2024, these shares were cancelled. The Company’s Series 1 Preferred Stock was delisted from the NASDAQ Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP”. Nasdaq filed a Form 25 on March 21, 2024, and the deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act became effective for 90 days after filing of the Form 25.

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

On August 21, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the stockholder’s equity for the Company was below $2,500,000 as reported on our Form 10-Q for the period ended June 30, 2024, the Company no longer meets the minimum shareholder’s equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1), requiring a minimum stockholder’s equity of $2,500,000 (the “Minimum Stockholder’s Equity Requirement”).

On October 23, 2024, the Company received a letter from Nasdaq that it had been granted an extension to regain compliance with the Minimum Stockholder’s Equity Requirement.

The terms of the extension are as follows: on or before February 17, 2025, the Company must complete the submitted plan and opt for one of the two following alternatives to evidence compliance with the Rule:

Alternative 1: The Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including:

1.	A disclosure of Staff’s deficiency letter and the specific deficiency(ies) cited;

2.	A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing;

3.	An affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; and

4.	A disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including:

1.	Steps 1 & 2 set forth above;

2.	A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement; and

3.	A disclosure that the Company believes it also satisfies the stockholders’ equity requirement as of the report date and that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its periodic report for the March 31, 2025, with the SEC and Nasdaq, the Company may be subject to delisting.

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

In addition, the Company granted the Underwriter a 45-day option to purchase additional 1,764,705 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Offering, and/or additional 1,764,705 Series A Warrants representing up to 15% of the Series A Warrants sold in the Offering, and/or additional 1,764,705 Series B Warrants representing up to 15% of the Series B Warrants sold in the Offering to cover over-allotments, if any. The Offering closed on May 3, 2024. An aggregate of 11,764,705 Units (which includes 554,705 shares of common stock) and 11,210,000 Pre-Funded Units (which includes 11,210,000 Pre-Funded Warrants) were sold in the Offering. On May 3, 2024, the Underwriter partially exercised its over-allotment option with respect to 1,764,705 Series A Warrants and 1,764,705 Series B Warrants. The aggregate gross proceeds to the Company were approximately $10,035,293, before deducting underwriting discounts and other issuance expenses of $995,333 recorded under the caption “General and administrative” on the Company’s Consolidated Statements of Operations. The underwriting discounts and other issuance expenses were expensed since the Series A, Series B, and Pre-Funded Warrants were each determined to be liabilities and recorded at their fair value.

May 2024 Warrants

The Company evaluated the Series A, Series B, and Prefunded Warrants (collectively, the “Warrants”) in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that the Warrants did not meet the definition a liability under ASC 480, and the warrants are precluded from being considered indexed to the entity’s own stock under ASC 815, resulting in the Warrants being classified as a liability. The fair value of the Series A Warrants was determined based on the stock price on issuance of $0.277 multiplied by the total number of shares of common stock issuable upon exercise of the Series A alternative cashless exercise. Under the alternative cashless exercise, the Holder is entitled to receive three times the normal number of shares issued in a cash exercise. The Series A Holder may only execute the alternative cashless exercise after Stockholder Approval (and received June 17, 2024); at the time of issuance, Stockholder Approval was deemed perfunctory and almost certain to occur, and the most likely settlement option would be through the alternative cashless exercise. In addition, beginning on the date of the Warrant Stockholder Approval, the Warrants will contain a reset of the exercise price to a price equal to the lesser of (i) the then-current exercise price and (ii) lowest volume weighted average price for the five trading days immediately preceding and immediately following the date we effect a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Warrants. As such, upon issuance, the total fair value of the Series A Warrants was $11,242,940, which was based on 40,588,230 common shares issuable under the alternative cashless exercise. The measurement of fair value of the Series B Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.277, exercise price of $0.85, term of five years, volatility of 132%, risk-free rate of 4.5%, and expected dividend rate of 0%). The grant date fair value of these Series B Warrants was estimated to be $2,942,711 on May 3, 2024, and such warrants were classified as liabilities. Due to the nominal exercise price, the fair value of the Prefunded Warrants was based on the intrinsic value of each Warrant on the grant date. The intrinsic value was calculated based on the May 3, 2024, stock price of $0.277 and the strike price of $0.001, resulting in a total fair value of $3,105,170. The total fair value of the Warrants upon issuance was $17,290,821. Given that the gross proceeds received of $10,035,293 was less than the total fair value of the liability classified Warrants, the Company recorded a loss on excess fair value of $7,255,528 at issuance.

Business Strategy

Our focus is to utilize our resources and capabilities to build brands and businesses in areas where we see unique opportunities to create exceptional value for our customers, shareholders, and employees over the long term. We aim to grow in markets where we see significant long-term opportunity to create an attractive return on shareholder equity. Generally, these markets are high growth markets that are changing due to innovation, new technologies, or other industry shifts taking place. In these markets we seek to build or acquire businesses that have attractive gross margins, strong opportunities for customer retention, and are not capital intensive. We take a long-term approach with our strategies and seek returns over five years or longer time horizons.

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

Suppliers

The Company is not solely dependent on, nor expects to become overly dependent on, any one or a limited number of suppliers. The Company also utilizes sub-suppliers and third-party vendors to procure from or fabricate its components based on its design, engineering, and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical and commercial aspects of the performance of the Company contracts.

Competition

The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of its products, systems and services. Additionally, the Company’s management believes that the successful delivery, installation and performance of the Company’s products and services is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

The Company obtains virtually all its contracts through competitive bidding. Although price is an important factor and may in some cases be the governing factor, it is not always determinative, and contracts are often awarded on the basis of the efficiency or reliability of products and services, past performance records, and the engineering and technical expertise of the bidder. Several companies market products that compete directly with Company’s products. Other companies offer products that potential customers may consider to be acceptable alternatives to Company’s products and services.

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

Sales and Marketing

The Company sales strategies vary across its businesses and depending on the brand, relies on direct sales force, manufacturing representatives, distributors, integrators and installers, word of mouth or referrals, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings, e-commerce, to market its products and services. Our sales are global in nature, but predominantly focused on the US market presently. The Company’s arrangements with sales representatives accord each a defined territory or market within which to sell some or all of its products and systems, provide for the payment of agreed-upon sales commissions or wholesale pricing and are terminable at will. The Company’s sales representatives do not have authority to execute contracts on the Company’s behalf.

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

Customers

The Company’s principal customers in its Security segment are generally system integrators or channel partners who then sell our products and solutions to our end customers, including government agencies or commercial businesses. Historically, most of the customers have purchased individual products or systems which, in many instances, operate in conjunction with products and systems supplied by others. The Company is responsible for the design, production, supply, and delivery of products to its customers. In order to satisfy customer orders, in both segments, the Company must consistently meet production deadlines and maintain a high standard of quality.

The Company’s principal customers in its Industrial Services segment include businesses engaged in manufacturing, chemical, packaging, printing, electronics, automotive, construction, and metallurgical processing. No one single customer accounts for more than 10% of its annual sales.

Insurance

The Company currently maintains different types of insurance, including general property coverage, and directors’ and officers’ insurance. The Company also maintains product liability insurance with respect to its products and equipment. Management believes that the insurance coverage that it has is adequate for its current business needs.

Employees

The Company employs approximately 264 full-time employees and approximately 17 part-time employees as of the date of this Annual Report, including 58 engaged in engineering, 140 in manufacturing and field service and 83 in administrative, sales and marketing functions.

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

Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect our operations and supply chain and limit our ability to offer and distribute products and services to customers. The impact can be particularly significant if these restrictive measures apply to countries and regions where we derive a significant portion of our revenues and/or have significant supply chain operations. Restrictive measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. For example, tensions between governments, including the U.S. and China, have in the past led to tariffs and other restrictions being imposed on our business. If disputes and conflicts further escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially adversely affect our business. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could adversely affect our business.

Many of our operations and facilities, as well as critical business operations of our suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks  , labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond our control. Global climate change is resulting in certain types of natural disasters, such as droughts, floods, hurricanes and wildfires, occurring more frequently or with more intense effects. Such events can make it difficult or impossible for us to manufacture and deliver products to our customers, create delays and inefficiencies in our supply and manufacturing chain, and result in slowdowns and outages to our product and service offerings, and negatively impact consumer spending and demand in affected areas. Following an interruption to our business, we can require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales.

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

Our international operations accounted for approximately 5.9% of our net sales in 2024. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

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

Our international operations subject us to many different and complex laws and rules, and we may face difficulty in compliance.

Due to our international operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act, the U.S. Export Administration Act the EU General Data Protection Regulation, and the U.K. Modern Anti-Slavery Act); which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, what personal information we can transfer, and what information we can provide to a non-U.S. government. Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If, and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses. Acquisitions of new businesses in new non-U.S. jurisdictions may also subject us to new regulations and laws, and we may face difficulties ensuring compliance with these new requirements.

Risks Related to our Financial Condition

The report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The Company has incurred substantial losses of $7.2 million and $9.2 million for fiscal years 2024 and 2023, respectively, and working capital of $8.1 million as at the end of fiscal 2024, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has approximately $3.9 million in cash as of September 30, 2024. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of September 30, 2024, has available capacity of $1.9 million, and a line of credit for its AIS brand with a $3.5 million capacity that has not been drawn upon, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products and introducing new innovative products to grow revenues, (iii) raised approximately $9.0 million in net proceeds through our May 2024 equity financing and anticipate an additional $5 to $10 million when the Series B warrants are exercised, and (iv) subsequent to the balance sheet date has effected a 60:1 and a 35:1 reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our long-term needs and our above plans in the short term may prove to be inadequate to continue as a going concern. Thus, despite our cash on hand, our ability to draw on our credit line, or changes to our pricing models, and other safeguards, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date .

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

We have incurred net losses, including net losses attributable to Cemtrex, Inc. shareholders of $7.2 million in 2024, $9.2 million in 2023, and $13.0 million in 2022. We have an accumulated deficit of $71.4 million as of September 30, 2024. We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

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

As of September 30, 2024, our total indebtedness was approximately $21.05 million, including notes payable of $12.4 million, revolving line of credit of $3.1 million, mortgage payable of $3.3 million, bank loans of $2.2 million, and $0.05 million of PPP loans. By comparison, as September 30, 2023, our total indebtedness was approximately $24.4 million, including notes payable of $18.1 million, mortgage payable of $3.4 million, vendor financed purchase of $0.7 million, bank loans of $1.3 million, and $0.9 million of PPP loans. For 2024 and 2023 approximately $7.9 million and $14.5 million, respectively, of such debt is classified as current. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth .

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

Currently, the Company has the following business segments, consisting of (i) Security and (ii) Industrial Services. In addition, there is Cemtrex Corporate, which reports unallocated corporate expenses. Within these segments there are a number of technologies that we are pursuing, as discussed in this annual report under “Item 1. Business.” There is a risk that one or more of our technologies will not be successful in generating revenue to sustain the expenditures associated with its existence. Moreover, having multiple business segments may present challenges, such as fluctuations in our operating results, using the company’s limited resources on less worthy business pursuits, and distracting management from obtaining its goals with respect to our overall operations. If we are unable to establish our technologies in the market, and overcome the challenges of doing so, we could go out of business.

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

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

■	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
■	the budgetary constraints of our customers; seasonality;
■	success of our strategic growth initiatives;
■	costs associated with the launching or integration of new or acquired businesses;
■	timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;
■	the mix, by state and country, of our revenues, personnel and assets;
■	movements in interest rates or tax rates;
■	changes in, and application of, accounting rules;
■	changes in the regulations applicable to us; and
■	litigation matters.

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

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks, or network security breaches our operations could be disrupted, and we could incur significant costs and reputational harm as a result.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by us globally have been in place for many years and not all hardware and software are currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

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

Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or other security breaches, including internal security failures, could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.

We operate in an industry that is prone to cyberattacks. Failure to prevent or mitigate security breaches and improper access to or disclosure of our data, customer data, or the data of their consumers, could result in the loss or misuse of such data, which could harm our business and reputation. The security measures we have integrated into our internal networks and platforms are designed to prevent or minimize security breaches but may not function as expected or may not be sufficient to protect our internal networks and platforms against certain attacks. In addition, incidents can originate on our partners’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate an attack. Threat actors are rapidly evolving the techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted. As a result, we may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into our networks. While we have established cyberattack remediation plans to guide us in triaging and responding to such attacks, there can be no assurance that the measures set forth under such plan will be adequate in all circumstances nor that they will be effective in mitigating, or allowing us to recover from, the effects of such attacks. While we do not yet have specific insurance coverage and while we plan to obtain coverage in the near future, any coverage we acquire may be insufficient to compensate us for all liabilities that we may incur.

Our customers’ storage and use of data to operate their businesses and deliver services to their consumers is essential to their use of our platform, which stores, transmits and processes our customers’ proprietary information and personal information relating to them, their employees and their consumers. If a security breach were to occur, as a result of third-party action, employee error, breakdown of our internal security processes and procedures, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data were disrupted, we could incur significant liability to our customers, to partners and to individuals whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation.

Our platform and third-party applications available on, or that interface with, our platform have been and, in the future, may be subject to distributed denial of service attacks (“DDoS”), a technique used by hackers to take an internet service offline by overloading its services. Since techniques used to deliver DDoS attacks are evolving, we may be unable to implement adequate preventative measures or stop DDoS attacks or security breaches while they are occurring. We cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms and other procedures are or will be adequate to prevent network and service interruption, system failure or data loss. In addition, computer malware, viruses, ransomware, extortion, and hacking and phishing attacks or social engineering incidents by third parties are prevalent in our industry. Any actual or perceived DDoS attack or security breach could damage our reputation and brand, expose us to a risk of litigation and possible liability and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the DDoS attack or security breach.

Moreover, our platform and third-party applications available on, or that interface with, our platform could be breached if vulnerabilities in our platform or third-party applications are exploited by unauthorized third parties or due to employee error, breakdown of our internal security processes and procedures, malfeasance, or otherwise. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used or disclosed. Further, threat actors may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information or otherwise compromise the security of our internal networks, electronic systems and/or physical facilities in order to gain access to our data or our customers’ data. As a result of our increased visibility, the size of our customer base, and the increasing amount of confidential information we process, we believe that we are increasingly a target for such breaches and attacks. This threat may intensify in the event of retaliatory cyberattacks stemming from geopolitical events such as Russia’s invasion of Ukraine. In addition to our own platform and applications, some of the third parties we work with may receive information provided by us, by our customers, or by our customers’ consumers through web or mobile applications. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used or disclosed.

Some jurisdictions have enacted laws requiring companies to notify individuals and authorities of data security breaches involving certain types of personal or other data and our agreements with certain customers and partners require us to notify them in the event of a security incident. Similarly, if our suppliers experience data breaches and do not notify us or honor their notification obligations to authorities or users, we could be held liable for the breach. We may not be in a position to assess whether a data breach at one of our suppliers would trigger an obligation or liability on our part. Such mandatory disclosures are costly, could lead to negative publicity, and may cause our customers to lose confidence in the effectiveness of our data security measures. Moreover, if a high-profile security breach occurs with respect to another SaaS provider, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain revenue from existing customers or attract new ones. Similarly, if a high-profile security breach occurs with respect to a retailer or eCommerce platform, customers may lose trust in eCommerce more generally, which could adversely impact our customers’ businesses. Any of these events could harm our reputation or subject us to significant liability, and materially and adversely affect our business and financial results.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2024, that our internal control over financial reporting were effective.

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

Liability of directors for breach of duty is limited under Delaware law.

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	breach of their duty of loyalty to us or our stockholders;
●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases, or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
●	transaction from which the directors derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state securities laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our bylaws provide that we will indemnify for our directors and officers to the fullest extent permitted by law and may indemnify employees and other agents. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding.

The limitation of liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might provide a benefit to us and our stockholders. Our results of operations and financial condition may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

At present, there is no pending litigation or proceeding involving any of our directors or officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Risks Related to Our Securities and the Markets for Our Securities

Sales of substantial amounts of our securities in the public market could depress the market price of our common stock.

Our common stock is listed for trading on the Nasdaq Capital Market and our Series 1 Preferred Stock is quoted on the OTC Markets. If our stockholders sell substantial amounts of our securities in the public market, including the shares of common stock issuable upon the exercise of our stock options, those under our 2020 Equity Compensation Plan, and shares issued as consideration in future acquisitions, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future.

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

We have issued Series A Warrants and Series B Warrants in connection with the public offering completed in May 2024 that have provisions that can increase the number of warrants and reduce the exercise price if we complete certain transactions.

Our public offering completed in May 2024 included Series A and Series B warrants (“Series A Warrants” and “Series B Warrants”) to purchase our common stock with initial exercise prices of $0.85 per share. As of December 2024, approximately 82,722 and 3,318,556 Series A Warrants and Series B Warrants, respectively, remain outstanding and the Series A Warrants have a current exercise price of $3.1488 and the Series B Warrants have a current exercise price of $3.1488. Series A Warrants may be exercised on an alternative cash basis where each warrant exercised will result in the Company issuing three shares of common stock.

The Series B Warrants provide, subject to certain exemptions, that if we sell or issue, any common stock or convertible securities, at an effective price per share less than the exercise price of the Series B Warrant then in effect, or a Dilutive Issuance, the exercise price of the Series B Warrant will be reduced to an amount equal to the lowest daily volume weighted average price (“VWAP”) during the period commencing five consecutive trading days following the Dilutive Issuance and the number of shares issuable upon exercise of the Series B Warrant shall be proportionally adjusted so that the aggregate exercise price of the Series B Warrant shall remain unchanged.

Further, if at any time on or after the date of issuance there occurs any share split, share dividend, share combination, recapitalization or other similar transaction involving our common stock and the lowest daily VWAP during the five consecutive trading days prior to the date of such event and the five consecutive trading days after the date of such event is less than the exercise price then in effect, then the exercise price on the Series A Warrants and Series B Warrants shall be reduced to the lowest daily VWAP during such period and the number of warrant shares issuable shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price on the date of issuance.

As a result of the 1 for 60 reverse stock split we completed on October 2, 2024, the exercise price of approximately 12,059,879 Series A Warrants were reset to $0.7466 and 13,529,410 Series B Warrants were reset to $0.7466 based on the lowest VWAP over the course of the five day trading period and the new amount of Series A Warrants as of this date became approximately 13,766,999 million, and the new amount of Series B Warrants as of this date became approximately 15,444,550.

As a result of the 1 for 35 reverse stock split we completed on November 26, 2024, the exercise price of approximately 1,201,932 Series A Warrants were reset to $3.1488 and 15,444,550 Series B Warrants were reset to $3.1488 based on the lowest VWAP over the course of the five day trading period and the new amount of Series A Warrants as of this date became approximately 284,225, and the new amount of Series B Warrants as of this date became approximately 3,652,206.

Further adjustments to the Series A Warrants and Series B Warrant exercise price and number of warrants may occur if we complete any additional transactions or complete another reverse stock split per the terms of the Series A Warrants and Series B Warrants.

Although some of the holders of Series A and Series B Warrants have ownership limitations, if and when we do issue shares of common stock to holders of the Series A Warrants and Series B Warrants upon the exercise by the holder, such stockholders may resell all, some or none of those shares of common stock at any time or from time to time at their discretion. Resales of our common stock may cause the market price of our securities to drop significantly, regardless of the performance of our business.

Provisions of the Series A Warrants and Series B Warrants could discourage an acquisition of us by a third-party.

Certain provisions of the Series A Warrants and Series B Warrants could make it more difficult or expensive for a third-party to acquire us. The Series A Warrants and Series B Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Series A Warrants and Series B Warrants. These and other provisions of the Series A Warrants and Series B Warrants could prevent or deter a third-party from acquiring us even where the acquisition could be beneficial to you.

The Series A Warrants and Series B Warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

To the extent we issue shares of common stock to effect a future business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of the Series A Warrants and Series B Warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such Series A Warrants and Series B Warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, the Series A Warrants and Series B Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business. Additionally, the sale, or even the possibility of a sale, of the shares of common stock underlying the Series A Warrants and Series B Warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the Series A Warrants and Series B Warrants are exercised, you may experience dilution to your holdings.

We will likely not receive any additional funds upon the exercise of the Series A Warrants.

The Series A Warrants may be exercised by way of an alternative cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of our common stock determined according to the formula set forth in the Series A Warrants. Accordingly, we will likely not receive any additional funds upon the exercise of the Series A Warrants.

Our Series 1 preferred stock and all of our existing and future indebtedness rank senior to our common stock in the event of a liquidation, winding up or dissolution of our business.

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series 1 preferred stock before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and Series 1 preferred stock, to pay anything to common stockholders. As of September 30, 2024, we had total consolidated liabilities of approximately $39.2 million and 2,456,827 shares issued and 2,392,727 shares of Series 1 preferred stock outstanding. Any liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on holders of our common stock .

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our Company. If no securities or industry analysts commence coverage of our Company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

Effective June 30, 2020, the SEC implemented Regulation Best Interest requiring that “A broker, dealer, or a natural person who is an associated person of a broker or dealer, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, shall act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker, dealer, or natural person who is an associated person of a broker or dealer making the recommendation ahead of the interest of the retail customer.” This is a significantly higher standard for broker-dealers to recommend securities to retail customers than before under FINRA “suitability rules. FINRA suitability rules do still apply to institutional investors and require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending securities to their customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information, and for retail customers determine the investment is in the customer’s “best interest” and meet other SEC requirements. Both SEC Regulation Best Interest and FINRA’s suitability requirements may make it more difficult for broker-dealers to recommend that their customers buy speculative, low-priced securities. They may affect investing in our common stock or our preferred stock, which may have the effect of reducing the level of trading activity in our securities. As a result, fewer broker-dealers may be willing to make a market in our common stock or our preferred stock, reducing a stockholder’s ability to resell shares of our common stock or our preferred stock.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans and outstanding options could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, expanded research and development activities and costs associated with operating a public company. The Company may also require capital to acquire or invest in complementary businesses, products, or technologies, or to obtain the right to use such complementary technologies. We have no commitments with respect to any acquisition or investment; however, we seek opportunities and transactions that management believes will be advantageous to the Company and its operations or prospects. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Common Stock, including the securities sold in this offering. The aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under our 2020 Equity Compensation Plan as of September 30, 2024, is 28 shares. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

Although our Common Stock is listed on the Nasdaq Capital Market, the exchange may subsequently delist our Common Stock as it has with our Series 1 Preferred Stock if we fail to comply with ongoing listing standards.

We previously received a deficiency letter from Nasdaq on our Series 1 Preferred Stock. Having failed to meet the ongoing listing requirements, on January 18, 2024, the Company received a letter from The Nasdaq Stock Market LLC’s Hearings Panel notifying the Company that it has determined to delist the Company’s shares of Series 1 Preferred Stock from the exchange, due to the Company’s inability to meet the terms of the exception granted by the Panel on September 8, 2023, as amended. Suspension of trading in the Company’s Series 1 Preferred Stock was effective at the open of business on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP”. Nasdaq filed a Form 25 on March 21, 2024, and the deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act became effective for 90 days after filing of the Form 25.

We have also received a deficiency letter for our Common Stock. On June 14, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share. The notification letter also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by December 11, 2024, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

On August 21, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the stockholder’s equity for the Company was below $2,500,000 as reported on our Form 10-Q for the period ended June 30, 2024, the Company no longer meets the minimum shareholder’s equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1), requiring a minimum stockholder’s equity of $2,500,000 (the “Minimum Stockholder’s Equity Requirement”).

On October 23, 2024, the Company received a letter from Nasdaq that it had been granted an extension to regain compliance with the Minimum Stockholder’s Equity Requirement.

The terms of the extension are as follows: on or before February 17, 2025, the Company must complete the submitted plan and opt for one of the two following alternatives to evidence compliance with the Rule:

Alternative 1: The Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including:

1. A disclosure of Staff’s deficiency letter and the specific deficiency(ies) cited;

2. A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing;

3. An affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; and

4. A disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including:

1. Steps 1 & 2 set forth above;

2. A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement; and

3. A disclosure that the Company believes it also satisfies the stockholders’ equity requirement as of the report date and that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its periodic report for the March 31, 2025, with the SEC and Nasdaq, the Company may be subject to delisting.

Although our Common Stock is listed on the Nasdaq Capital Market, the exchange will require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. If we fail to meet these continued listing requirements, our Common Stock may be subject to delisting. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTC Pink, OTCQB and OTCQX markets, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system .

Trading on the OTC Pink Market is volatile and sporadic, which could depress the market price of the Series 1 Preferred Stock and make it difficult for the holders to resell their Series 1 Preferred Stock.

As of January 22, 2024, the Series 1 Preferred Stock of the Company is quoted on the OTC Pink Market. Trading in securities quoted on the OTC Pink Open Market is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of the Series 1 Preferred Stock for reasons unrelated to operating performance. Moreover, the OTC Pink Market is not a stock exchange, and trading of securities on the OTC Pink Market is often more sporadic than the trading of securities listed on Nasdaq. These factors may result in shareholders having difficulty reselling any Series 1 Preferred Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

We have policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

Cybersecurity Threats

As of September 30, 2024, we have not identified any indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

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

The Company’s Security segment leases (i) approximately 6,700 square feet of office and warehouse space in Pune, India from a third party in an five year lease at a monthly rent of $6,048 (INR504,150) expiring on February 28, 2027, (ii) approximately 30,000 square feet of office and warehouse space in Hauppauge, NY from a third party in a seven-year lease at a monthly rent of $28,719 expiring on March 31, 2027, (iii) approximately 911 square feet of office space in Clovis, CA on a month-to-month lease at a monthly rent of $4,930, and (iv) approximately 9,400 square feet of office and warehouse space in Hampshire, England in a fifteen-year lease with at a monthly rent of $9,821 (£7,669) which expires on March 24, 2031 and contains provisions to terminate in 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX.”

As of December 23, 2024, the Company had 71 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 and 70,000,000 shares of common stock, $0.001 par value per share. On December 23, 2024, there were 1,724,162 shares of common stock issued and outstanding, 2,579,994 shares of Series 1 preferred stock issued and 2,515,894 shares outstanding, and 50,000 shares of Series C preferred stock issued and outstanding.

As reported by NASDAQ Capital Markets, on December 23, 2024, the closing sales price of the Company’s Common Stock was $2.98 per share.

Dividend Policy

The terms of our series 1 preferred stock provide for the payment of semiannual dividends on the last day of March and September in each year, which began in March 2017. No cash dividends have been declared or paid by us on our stock during either of the two most recent fiscal years or the period through the date of this Annual Report. Other than with respect to our series 1 preferred stock, our board of directors declares dividends when, in its discretion, it determines that a dividend payment, as opposed to another use of cash, is in the best interests of the stockholders. Such decisions are based on the facts and circumstances then existing including, without limitation, our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. As a result, we cannot predict when, or whether, another dividend on our common stock will be declared in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of September 30, 2024, regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans (1)
	(a)	(b)	(c)
Approved by security holders
2020 Equity Compensation Plan	6	$28,577.25	22

Not approved by security holders
Options	12	$143,599.76
Total	18	$105,258.92	22

(1)	See more detailed information regarding our equity compensation plans in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended September 30,2024.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

For the fiscal year ended September 30, 2024, 235,762 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

For the fiscal year ended September 30, 2024, we issued 105 shares of common stock in exchange for $169,000 of services to the Company.

On October 7, 2024, 123,167 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. Company management has identified certain accounting policies that are significant to the preparation of its financial statements. These accounting policies are important for an understanding of the Company’s financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. Company management believes the following critical accounting policies involve the most significant estimates and judgments used in the preparation of its financial statements. Company management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

There was $1,044,530 and $618,021 in inventory obsolescence reserve at September 30, 2024, and 2023, respectively.

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

The Company records deferred revenue when receiving cash in advance of delivering services to the customer. The deferred revenue is reversed, and revenue is recognized when those services are delivered. The amounts were $1,955,635, $2,311,334, and $1,788,507 as of September 30, 2024, 2023, and 2022 respectively, recorded as Deferred revenue. Short-term deferred revenue of $1,297,616 is expected to be recognized over the next 12 months

The Company records a liability when receiving cash in advance of delivering goods to the customer. The revenue is recognized, and the deposit is applied to the invoice for those goods when those goods are delivered. The company recorded Deposits from customers of $408,415, $57,434, and $73,144 as of September 30, 2024, 2023, and 2022 respectively. These amounts are short-term and are expected to be recognized over the next 12 months.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the Company’s Consolidated Statements of Operations.

Valuation of Goodwill

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

At September 30, 2024, the Company had $3,708,347  of goodwill. As discussed in Note 2 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise. In accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

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

For the year ended September 30, 2024, the Company recorded $530,475 of impairment for Goodwill in the Security Segment. For the year September 30, 2023, no impairment of the Company’s goodwill was recorded.

Related Parties

During fiscal year 2023, the Company sold two of its operating entities to Saagar Govil, Chairman of the Board, CEO, President and Secretary, additionally, there are transactions related to Ducon Industries, Inc. owned by Aron Govil, Founder, and former CFO and Executive director all of which are discussed in Note 17 of the consolidated financial statements. The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Results of Operations - For the fiscal years ending September 30, 2024, and 2023

Revenues

Our Security segment revenues for the year ended September 30, 2024, decreased by $2,337,571 or 7%, to $32,021,899 from $34,359,470 for the year ended September 30, 2023. This decrease is due to decreased demand for security technology products under our Vicon brand.

Our Industrial Services segment revenues for the year ended September 30, 2024, increased by $9,832,893 or 39%, to $34,841,985 from $25,009,092 for the year ended September 30, 2023. This increase is mainly due to an increased demand for the segment’s products and services and additional revenue related to the acquisition of Heisey Mechanical completed in the fourth quarter of fiscal year 2023.

Gross Profit

Gross profit for the year ended September 30, 2024, was $27,478,204 or 41% of revenues as compared to gross profit of $25,685,826 or 43% of revenues for the year ended September 30, 2023.

Gross profit in our Security segment was $16,167,339 or 50% of the segment’s revenues for the year ended September 30, 2024, as compared to gross profit of $17,106,300 or 50% of the segment’s revenues for the year ended September 30, 2023. Gross profit as a percentage of revenues remained consistent in the years ended September 30, 2024, compared to the year ended September 30, 2023.

Gross profit in our Industrial Services segment was $11,310,865 or 32% of the segment’s revenues for the year ended September 30, 2024, as compared to gross profit of $8,579,526 or 34% of the segment’s revenues for the year ended September 30, 2023. Gross profit as a percentage of revenues decreased in the year ended September 30, 2024, compared to the year ended September 30, 2023, and was primarily due to lower margins related to Heisey projects that were in operation at the time of the Heisey acquisition.

General and Administrative Expenses

General and Administrative Expenses for the year ended September 30, 2024, increased by $4,930,679 or 21% to $28,860,019 from $23,929,340 for the year ended September 30, 2023. The increase in general and administrative expenses is mainly due to increases in salaries and wages, travel, and utilities as a result of the acquisition of Heisey completed in the fourth quarter of fiscal year 2023.

Research and Development Expenses

Research and Development expenses for the years ended September 30, 2024, and 2023 were $3,357,455 and $3,267,994, respectively. The increase in Research and Development expenses are primarily related to the Security Segment’s development of proprietary technology and next generation solutions associated with security and surveillance systems software.

Goodwill Impairment

For the year ended September 30, 2024, the Company recognized a goodwill impairment charge of $530,475 related to its Security Segment. Goodwill is tested annually for impairment or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Other Expense, net

Other expense for the year ended September 30, 2024, was $2,206,604 as compared to $4,489,605 for the year ended 2023. Other expense for the year ended September 30, 2024, was mainly driven by interest expense on the Company’s debt, issuance costs of $995,333, related to the May 2024 Equity Financing, and loss on the excess fair value of certain prefunded warrants issued in May 2024, offset by the changes in the fair value of the Series A and Series B warrants outstanding at September 30, 2024. Other expense for the year ended September 30, 2023, was mainly driven by interest expense on the Company’s debt and included an employee retention credit of $416,502.

Income Tax Benefit/(Expense)

During the fiscal year of 2024 we recorded an income tax expense of $202,280 compared to $394,272 for fiscal year 2023. The increase in the expense for income tax is mainly due to an increase in the net income of the Industrial Services segment compared to the prior year.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $8,103,457 at September 30, 2024, compared to $1,948,923 at September 30, 2023. This includes cash and cash equivalents and restricted cash of $5,420,392 at September 30, 2024, and $6,349,562 at September 30, 2023, respectively. The increase in working capital was primarily due to the decrease in the Company’s current maturities of long-term liabilities of $9,775,334, a result of the standstill agreement with the holder of $12,440,555 of notes payable and a decrease in the Company’s cash and cash equivalents of $1,432,399 and a decrease inventory of $1,750,690.

Operating activities for continuing operations used $3,949,360 of cash for the year ended September 30, 2024, compared to using $4,724,305 of cash for the year ended September 30, 2023. Cash provided by operating activities for discontinued operations for the year ended September 30, 2023, was $2,491,581.

Trade receivables increased by $1,949,981 or 21% to $11,159,676 at September 30, 2024, from $9,209,695 at September 30, 2023. The increase in trade receivables is mainly due to increased revenues and receivables related to the business generated by the acquisition of Heisey.

Investing activities for continuing operations used $1,257,393 of cash during the year ended September 30, 2024, compared to $5,628,400 used in the year ended September 30, 2023. Investing activities for fiscal year 2024 were mainly driven by the purchase of property and equipment. Investing activities for fiscal year 2023 were mainly driven by the purchase of property and equipment and the acquisition of Heisey Mechanical.

Financing activities provided $4,398,599 of cash for the year ended September 30, 2024, as compared to $2,036,655 provided in the year ended September 30, 2023. In fiscal 2024 our financing activities were mainly comprised of proceeds from the Company’s equity public offering, payments on debt, and activity on the revolving line of credit. In fiscal 2023 our financing activities were mainly comprised of financing of the acquisition of Heisey and the building purchase

The Company has incurred substantial losses of $7,229,491 and $9,196,875 for fiscal years 2024 and 2023, respectively, and has debt obligations over the next fiscal year of $7,857,388 and working capital of $8,103,457, that raise substantial doubt with respect to the Company’s ability to continue as a going concern, as discussed in Item 1A of this Form 10-K.

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

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2024, that our internal control over financial reporting were effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the years ended September 30, 2024, and 2023, the Company engaged a third-party accounting firm to assist with entity level controls around the review of period-end reporting processes, accounting policies and public disclosures that is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

As of the date of this Annual Report, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	38	Chairman of the Board of Directors,President,
135 Fell Ct.		Chief Executive Officer, & Director
Hauppauge, NY 11788

Paul J. Wyckoff	55	Interim Chief Financial Officer
135 Fell Ct.
Hauppauge, NY 11788

Brian Kwon	38	Director
135 Fell Ct.
Hauppauge, NY 11788

Manpreet Singh	41	Director
135 Fell Ct.
Hauppauge, NY 11788

Metodi Filipov	61	Director
135 Fell Ct.
Hauppauge, NY 11788

Principal Occupations and Business Experience of Directors and Executive Officers

The following is a brief account of the business experience of the Company’s directors and officers:

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

Paul J. Wyckoff was appointed Cemtrex’s Interim Chief Financial Officer on January 28, 2022, where he is responsible for the Company’s financial planning, accounting, tax, and business process functions. Mr. Wyckoff has been with Cemtrex since March of 2014 when he joined as the Manager of Financial Reporting and since January of 2019 has served as the Company’s Corporate Controller. Prior to joining Cemtrex, Mr. Wyckoff was the Controller at Vaso Corporation (formerly Vasomedical, Inc.) a medical device distribution company based in Plainview, NY. Mr. Wyckoff has over 20 years of private accounting experience and holds a B.S. in Accounting from SUNY College at Old Westbury.

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

Meetings of the Board of Directors

During the fiscal year ended September 30, 2024, the Board of Directors held four meetings.

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

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended September 30, 2024, all Reporting Persons timely complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Paul J. Wyckoff, Interim CFO. As of the date of this Annual Report, Saagar Govil and Paul J. Wyckoff are currently earning compensation from the Company. Paul J. Wyckoff was named Interim CFO on January 28, 2022. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2024, and 2023 by our executive officers.

				OPTION
PRINCIPAL AND POSITION	YEAR	SALARY	BONUS	AWARDS	OTHER	TOTAL
		($)	($)	($)	($)	($)
Saagar Govil	2024	744,231	300,000	-	45,220	1,089,451
Chairman od the Board	2023	600,000	-	-	45,803	645,803
Chief Executive Officer,
and President

Paul J. Wyckoff	2024	150,000	-	-	15,853	165,853
Interim Chief Financial Officer	2023	150,000	-	-	12,291	162,291

(1)	The Option Awards Column in the table above reflects the aggregate grant date fair value of the award granted in the year noted. Please see Options/SAR Grants in the Last Fiscal Year below for more information relating to this option grant.

(2)	Other compensation are amounts paid by the company for medical, dental, vision, and life insurance benefits.

NARRATIVE TO SUMMARY COMPENSATION TABLE

At this time, we do not have an employment agreement with Saagar Govil or Paul J. Wyckoff, though the Company may enter into such an agreement with them on terms and conditions usual and customary for the industry. All amounts paid to our officers in fiscal year end 2024 were approved by the Company’s board of directors. The Company does not currently have “key man” life insurance on Mr. Govil or Mr. Wyckoff.

PAY VERSUS PERFORMANCE

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss
(a)	(b) (1)	(c) (2)	(d)	(e) (4)	(f) (5)	(g) (6)
2024	$1,089,451	$702,443	$165,853	$165,853	$2.53	$(7,635,505)
2023	$645,803	$562,675	$162,291	$162,291	$65.03	$(9,233,438)
2022	$637,534	$554,406	$96,635	$96,635	$18.10	$(13,292,242)

1.	The dollar amounts reported in column (b) are the amounts reported for Saagar Govil, Chairman of the Board, CEO, President and Secretary, for each of the corresponding years in the “Total” column of the in our Summary Compensation Table. Refer to the Summary Compensation Table above.

2.	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Govil, as computed in accordance with Item 402(v) of Regulation S-K and do not reflect the total compensation actually realized or received by Mr. Govil. In accordance with these rules, these amounts reflect “Total Compensation” as set forth in the Summary Compensation Table for each year, adjusted as shown below. Equity values are calculated in accordance with FASB ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant.

3.	The dollar amounts reported in column (d) represent the average of the amounts reported for our NEOs as a group (excluding Mr. Govil) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs included for these purposes in each applicable year are as follows: Paul J. Wyckoff, Interim Chief Financial Officer.

4.	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the NEOs as a group (excluding Mr. Govil), as computed in accordance with Item 402(v) of Regulation S-K. In accordance with these rules, these amounts reflect “Total Compensation” as set forth in the Summary Compensation Table for each year, adjusted as shown below.

5.	Total Shareholder Return (TSR) is calculated by dividing (a) the difference between our share price at the end of each fiscal year shown and the beginning of the measurement period, and the beginning of the measurement period by (b) our share price at the beginning of the measurement period. The beginning of the measurement period for each year in the table is September 30, 2021.

6.	The dollar amounts reported represent the amount of net income reflected in our audited financial statements for the applicable year.

Adjustments to Determine Compensation “Actually Paid” for [PEO][Non-PEO NEOs]	2024	2023	2022
Deduction for Change in the Actuarial Present values reported under the “Change in Pension Value and Nonaualified Deferred Comoensation Earnimrn”‘ Column of the SCT	$-	$-	$-
Increase for “Service Cost” for Pension Plans	$-	$-	$-
Increase for “Prior Service Cost” for Pension Plans	$-	$-	$-
Deduction for Amounts Reported under the “Stock Awards,, Column in the SCT	$-	$-	$-
Deduction for Amounts Reported under the “Option Awards,, Column in the SCT	$-	$-	$-
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year end	$-	$-	$-
Increase for Fair Value of Awards Granted during year that vest during vear	$-	$-	$-
Increase/deduction for Change in Fair value from prior Year-end to current Year-end of Awards Granted Prior to year that were Outstanding and Unvested as of Year-end	$(84,879)	$(1,948)	$(53,747.00)
Increase/deduction for Change in Fair Value from Prior Year-end to Vesting Date of Awards Granted Prior to year that Vested during year	$(2,129)	$(2,207)	$(29,381.00)
Deduction of Fair value of Awards Granted Prior to year that were Forfeited during year	$-	$-	$-
Increase based upon Incremental Fair Value of Awards Modified during year	$-	$-	$-
Increase based on Dividends or Other Earnings Paid durilling year prior to Vesting Date of Award	$-	$-	$-
Total Adjustments	$(87,008)	$(4,155)	$(83,128)

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2024:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	6	$117,281.88	2/25/2026
Saagar Govil	2	$140,042.00	2/25/2026
Saagar Govil	2	$168,050.40	2/25/2026
Saagar Govil	2	$201,660.48	2/25/2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 23, 2024, by:

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

As of December 23, 2024, 1,724,162 shares of Common Stock were issued and outstanding. In addition, there were 50,000 shares of Series C Preferred Stock outstanding which are entitled to vote 17,258,862 shares in the aggregate, all of which is held by Saagar Govil and 2,515,894 shares of Series 1 Preferred Stock outstanding which are entitled to vote 5,031,788 shares in the aggregate. Accordingly, there are a total of 24,014,812 shares outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 23, 2024, are deemed outstanding. Such shares, however, are not deemed as of December 23, 2024, outstanding for the purpose of computing the percentage ownership of any other person.

					Percentage of
	Name and Address				Issued Common	Percentage of
Title of Class	of Beneficial Owner	Title	Amount Owned		Stock (1)	voting stock (2)

Common Stock	Saagar Govil	Chairman of the Board,	30		0%	*
	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	153,153		--	1.3%
(Series 1)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	50,000	(3)	--	71.9%
(Series C)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

	Paul J. Wyckoff	Interim Chief Financial	--		--	*
	276 Greenpoint Avenue, Suite 208	Officer
	Brooklyn, NY 11222

	Brian Kwon	Director	2		*	*
	276 Greenpoint Avenue, Suite 208
	Brooklyn, NY 11222

	Manpreet Singh	Director	2		*	*
	276 Greenpoint Avenue, Suite 208
	Brooklyn, NY 11222

	Metodi Filipov	Director	2		*	*
	276 Greenpoint Avenue, Suite 208
	Brooklyn, NY 11222

		All directors and executive officers as a group (3 persons)	203,189	(4)	*	73.1%

*	Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 1,724,162 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 1,724,162 shares of our Common Stock outstanding, the 17,258,862 votes that the Series C Preferred Stock is entitled to vote, and the 5,031,788 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	Pursuant to the Certificate of Designation of the Series C Preferred Stock, each issued and outstanding share of Series C Preferred Stock are entitled to the number of votes per share equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

(4)	Consists of actual amount of Common Stock, Series C, and Series 1 Preferred Stock owned. As described above each share of Series C is entitled to 345.17724 votes. Series 1 Preferred Stock is entitled to 2 votes per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Aside from the following, there have been no transactions since October 1, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K.

As of September 30, 2024, and September 30, 2023, there was $0 and $3,806, respectively, payable due to Ducon Technologies, Inc., which is controlled by Aron Govil, the Company’s Founder and Former Director and CFO. As of September 30, 2023, there were $637,208 of receivables due from Ducon Technologies, Inc. The Company has negotiated a payment agreement regarding past receivables and other liabilities due to Cemtrex, Inc. totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matured on July 31, 2024. The Company did not receive payment on this note at the maturity date and placed a full allowance on the note during fiscal year 2024 and appears on the Company’s Consolidated Statements of Operations and Comprehensive Loss under general and administrative expenses.

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

Mr. Govil also executed a secured promissory note (the “Note”) in the amount of $1,533,280. The Note matured and was due in full in two years and boar interest at 9% per annum and was secured by all of Mr. Govil’s assets. Mr. Govil also agreed to sign an affidavit confessing judgment in the event of a default on the Note. In accordance with ASC 450-30, Gain Contingencies, the Company determined the gain will not be recognized until the note is paid. Accordingly, the note and associated gain is not presented on the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss. The Company has not received payment on this note to date.

On November 22, 2022, the Company entered into two Asset Purchase Agreements and one Simple Agreement for Future Equity (“SAFE”) with the Company’s CEO, Saagar Govil, to secure the sale of the subsidiaries Cemtrex Advanced Technologies, Inc, which include the brand SmartDesk, and Cemtrex XR, Inc., which include the brands Cemtrex XR, Virtual Driver Interactive, Bravo Strong, and good tech (formerly Cemtrex Labs), to Mr. Govil. The successor Company conducts business under the name CXR, Inc.

Due to the on-going losses and risk associated with the SmartDesk business the Company has valued the royalty and SAFE agreement associated with the SmartDesk sale at $0 and considers such consideration to be a gain contingency. All receivables due from SmartDesk, Inc, have a full allowance placed on them.

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due to $660,621 and during the years ended September 30, 2024, and 2023 the Company recognized $53,126 and $44,272 of royalties due, respectively, and will amortize the remaining amount over the period the royalties are due. Additionally, the Company received $76,000 in royalty payments.

As of September 30, 2024, there was $685,788 in trade receivables due from CXR, Inc. Of these receivables $60,628 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and some subscription services that are set up on auto pay with a credit card. $215,408 is related to the current amount of royalties due and the remaining $409,752 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. These balances are presented on the Consolidated Balance Sheets under the caption “Trade receivables - related party”. The long-term balance of royalties of $456,611 is presented on the Company’s Consolidated Balance Sheets under the caption “Note receivable, net - related party”. During Fiscal year 2024, the Company recognized $665,520 of revenue from CXR, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2024, and 2023 by Grassi & Co. Certified Public Accountants the Company’s independent auditor:

	2024	2023
Audit Fees	$380,175	$342,283
Audit-Related Fees	41,100	84,255
Tax Fees	36,276	61,715
Totals	$457,551	$488,253

Audit fees principally include fees for the audit of our consolidated financial statements included in our annual report on Form 10-K and the review of financial statements included in our quarterly reports on Form 10-Q.

Audit-related fees consist of fees for other attestation and related services that are reasonably related to the performance of the audit or review of our financial statements. For fiscal year 2024, these fees primarily related to the review and consent for the S-1 filing related to the May 2024 Equity Financing. For fiscal year 2023, these fees primarily related to the audit of the historical financials of Heisey Mechanical, Ltd.

Tax fees consist of tax compliance services.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.9	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.11	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.13	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.14	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.15	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.16	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023	Form 10-Q	5/11/2023
10.2	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	5/11/2023
10.3	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LL	Form 10-Q	5/11/2023
10.4	Securities Purchase Agreement dated June 1, 2020	Form 8-K	6/4/2020
10.5	Securities Purchase Agreement dated June 9, 2020	Form 8-K	6/12/2020
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021	Form 8-K	2/26/2021
10.7	Securities Purchase Agreement dated February 22, 2022	Form 10-Q	5/16/2022
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022	Form 10-Q	5/16/2022
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.10	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.12	2020 Equity Compensation Plan	Form S-8	8/17/2020
10.13	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/6/2023
10.14	Form of Lock-Up Agreement	Form S-1/A	4/30/2024
10.15	Note Purchase Agreement between Cemtrex Inc. and Streeterville Capital, LLC, dated September 30, 2021	Form S-1/A	4/30/2024
10.16	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated September 14, 2022	Form S-1/A	4/30/2024
10.17	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated August 30, 2023	Form S-1/A	4/30/2024
10.18	Form of Underwriting Agreement	Form 8-K	5/3/2024
10.19	Standstill Agreement, dated April 30, 2024	Form 8-K	5/1/2024
21.1	Subsidiaries of the Registrant			X
23.1	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm			X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/4/2022
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

December 30, 2024	By:	/s/ Saagar Govil 3
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

December 30, 2024	By:	/s/ Paul J. Wyckoff .
Paul J. Wyckoff,
Interim CFO (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 30, 2024	By:	/s/ Saagar Govil .
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

December 30, 2024	By:	/s/ Paul J. Wyckoff .
Paul J. Wyckoff,
Interim CFO (Principal Financial and Accounting Officer)

December 30, 2024	By:	/s/ Brian Kwon >
Brian Kwon,
Director

December 30, 2024	By:	/s/ Manpreet Singh >
Manpreet Singh,
Director

December 30, 2024	By:	/s/ Metodi Filipov >
Metodi Filipov,
Director

Cemtrex Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cemtrex, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cemtrex, Inc. and Subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Goodwill

Description of the matter

At September 30, 2024, the Company had approximately $3.7 million of goodwill. As discussed in Note 2 to the financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise.

Auditing the Company’s goodwill impairment analyses was complex and highly judgmental due to the nature of qualitive assessment and, where necessary, the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as future operating results, cash flows and the weighted average cost of capital. These significant assumptions are forward-looking and could be materially affected by future market or economic conditions.

How we addressed the matter

We obtained an understanding of controls over the Company’s goodwill impairment evaluation process, including controls over management’s review of the significant assumptions described above.

Our audit procedures to test the Company’s goodwill impairment analyses included

●	Evaluating the reasonableness of the Company’s qualitative assessments and its estimated fair value of the reporting units.
●	In evaluating the estimated fair value of reporting units, we, among other items, evaluated management’s significant assumptions described above and used within the fair value method, and tested the completeness and accuracy of the underlying data.
●	We involved our valuation specialists to assist in assessing fair valuation methodologies utilized in the Company’s goodwill impairment analyses and to assist in evaluating certain assumptions utilized in the analyses, including discount rates.
●	We assessed the historical accuracy of management’s projected cash flows, where applicable, and performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
●	We assessed the adequacy of the disclosures in the financial statements.

Related Party Receivables

Description of the matter

At September 30, 2024, the Company had approximately $1.2 million of related party receivables. These receivables are made up of $0.5 million of trade receivables, and $0.7 million of royalty receivable. The related party nature of these receivables and associated disclosures are material to the financial statements and of a highly sensitive nature.

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

Classification, Presentation, Accounting treatment and Valuation of Warrants

Description of matter

As described in Note 18 to the consolidated financial statements, the Company entered into an Underwriting Agreement to issue and sell common stock and series A, B, and pre-funded warrants during 2024. We identified the evaluation of the classification, presentation, accounting treatment and fair value of warrants issued as a critical audit matter.

The principal consideration for our determination that the evaluation of the classification, presentation, accounting treatment and fair value of the warrants issued was a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the liability classification and fair values of the warrants issued, which is primarily due to the underlying terms of the agreement and complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included the risk-free rate, stock price, strike price, remaining term, and volatility. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of acquisition date fair values of the warrants issued included the following, among others:

●	We read and reviewed the relevant agreements to agree to key terms of the warrants issued to determine the accuracy of the warrants issued and proper classification, presentation, and accounting treatment.
●	We vouched to source documentation to validate warrants issued.
●	We assessed the qualifications and competence of management and the qualifications, competence and objectivity of third-party specialists.
●	We evaluated the methodologies used to determine the fair values of the warrants issued.
●	We tested the assumptions used within the valuation models to estimate the fair value of the warrants issued.
●	We evaluated the design and operating effectiveness of certain controls over the valuation process, including controls over the development of the key assumptions such as the risk-free rate, stock price, strike price, remaining term, and volatility.
●	We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant methods and assumptions to the models.
●	We assessed the sufficiency of the Company’s disclosure of its accounting for these warrants issued included in Note 18.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2021.

Jericho, New York

December 30, 2024

Auditor PCAOB ID Number 606

Cemtrex Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
Assets	2024	2023
Current assets
Cash and cash equivalents	$3,897,511	$5,329,910
Restricted cash	1,522,881	1,019,652
Trade receivables, net	11,159,676	9,209,695
Trade receivables, net - related party	685,788	1,143,342
Inventory, net	6,988,529	8,739,219
Contract assets, net	985,207	1,739,201
Prepaid expenses and other current assets	1,456,687	2,112,022
Total current assets	26,696,279	29,293,041

Property and equipment, net	9,133,578	9,218,701
Right-of-use operating lease assets	1,933,378	2,287,623
Royalties receivable, net - related party	456,611	674,893
Note receivable, net - related party	-	761,585
Goodwill	3,708,347	4,381,891
Other	2,187,265	1,836,009
Total Assets	$44,115,458	$48,453,743

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,520,173	$6,196,406
Accounts payable - related party	-	68,509
Sales tax payable	73,024	35,829
Revolving line of credit	3,125,011	-
Current maturities of long-term liabilities	4,732,377	14,507,711
Operating lease liabilities - short-term	832,823	741,487
Deposits from customers	408,415	57,434
Accrued expenses	2,034,352	2,784,390
Contract liabilities	1,254,204	980,319
Deferred revenue	1,297,616	1,583,406
Accrued income taxes	314,827	388,627
Total current liabilities	18,592,822	27,344,118
Long-term liabilities
Long-term debt	13,270,178	9,929,348
Long-term operating lease liabilities	1,159,204	1,607,202
Other long-term liabilities	274,957	501,354
Deferred Revenue - long-term	658,019	727,928
Warrant liabilities	5,199,436	-
Total long-term liabilities	20,561,794	12,765,832
Total liabilities	39,154,616	40,109,950

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,456,827 shares issued and 2,392,727 shares outstanding as of September 30, 2024 and 2,293,016 shares issued and 2,228,916 shares outstanding as of September 30, 2023 (liquidation value of $10 per share)	2,457	2,293
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2024 and September 30, 2023	50	50
Common stock, $0.001 par value, 70,000,000 shares authorized, 14,176 shares issued and outstanding at September 30, 2024 and 50,000,000 shares authorized, 498 shares issued and outstanding at September 30, 2023	14	1
Additional paid-in capital	73,262,536	68,882,750
Accumulated deficit	(71,355,386)	(64,125,895)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at September 30, 2024, and September 30, 2023	(148,291)	(148,291)
Accumulated other comprehensive income	2,949,297	3,076,706
Total Cemtrex stockholders’ equity	4,710,677	7,687,614
Non-controlling interest	250,165	656,179
Total liabilities and stockholders’ equity	$44,115,458	$48,453,743

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	September 30, 2024	September 30, 2023

Revenues
Security Revenue	$32,021,899	$34,359,470
Industrial Services Revenue	34,841,985	25,009,092
Revenues	66,863,884	59,368,562

Cost of revenues
Cost of revenues, Security	15,854,560	17,253,170
Cost of revenues, Industrial Services	23,531,120	16,429,566
Cost of revenues	39,385,680	33,682,736
Gross profit	27,478,204	25,685,826
Operating expenses
General and administrative	28,860,019	23,929,340
Research and development	3,357,455	3,267,994
Goodwill impairment	530,475	-
Total operating expenses	32,747,949	27,197,334
Operating loss	(5,269,745)	(1,511,508)
Other (expense)/income
Other(expense)/income, net	(622,558)	476,693
Interest expense	(2,169,469)	(4,966,298)
Loss on excess fair value of warrants	(7,255,528)	-
Changes in fair value of warrant liability	7,840,951	-
Total other expense, net	(2,206,604)	(4,489,605)
Net loss before income taxes	(7,476,349)	(6,001,113)
Income tax expense	(202,280)	(394,272)
Loss from Continuing operations	(7,678,629)	(6,395,385)
Income/(loss) from discontinued operations, net of tax	43,124	(2,838,053)
Net loss	(7,635,505)	(9,233,438)
Less net loss in noncontrolling interest	(406,014)	(36,563)
Net loss attributable to Cemtrex, Inc. stockholders	$(7,229,491)	$(9,196,875)
(Loss)/income per share - Basic & Diluted
Continuing Operations	$(17.96)	$(15,760.64)
Discontinued Operations	$0.11	$(3.89)
Weighted Average Number of Shares-Basic & Diluted	408,602	414

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the year ended
	September 30, 2024	September 30, 2023
Other comprehensive loss
Net loss	$(7,635,505)	$(9,233,438)
Foreign currency translation (loss)/gain	(127,409)	699,181
Comprehensive loss	(7,762,914)	(8,534,257)
Comprehensive loss attributable to noncontrolling interest	(406,014)	(36,563)
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(7,356,900)	$(8,497,694)

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.001
							Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	interest
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	498	$1	$68,882,750	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179
Foreign currency translation loss										(127,409)	(127,409)
Share-based compensation							30,235				30,235
Dividends paid in Series 1 preferred shares	235,762	236					(236)				-
Purchase of treasury stock									(69,705)		(69,705)
Cancellation of treasury stock	(71,951)	(72)					(69,633)		69,705		-
Shares issued to pay for services					105	-	169,000				169,000
Exercise of prefunded warrants					5,603	5	3,190,315				3,190,320
Exercise of Series A warrants					2,100	2	1,060,111				1,060,113
Issuance of roundup shares					5,870	6	(6)				-
Loss attributable to noncontrolling interest											-	(406,014)
Net loss								(7,229,491)			(7,229,491)
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	14,176	$14	$73,262,536	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.001
							Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	interest
Balance at September 30, 2022	2,079,122	$2,079	50,000	$50	360	$1	$66,642,452	$(54,929,020)	$(148,291)	$2,377,525	$13,944,796	$692,742
Foreign currency translation gain										699,181	699,181
Share-based compensation							106,839				106,839
Shares issued to pay notes payable					115	-	1,917,873				1,917,873
Dividends paid in Series 1 preferred shares	213,894	214					(214)				-
Income/(loss) attributable to noncontrolling interest											-	(36,563)
Shares issued to pay for services					14	-	215,800				215,800
Additional rounding shares issued for reverse stock split					9	-	-				-
Net loss								(9,196,875)			(9,196,875)
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	498	$1	$68,882,750	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	September 30,
Cash Flows from Operating Activities	2024	2023

Net loss	$(7,635,505)	$(9,233,438)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,328,741	1,026,075
(Gain)/loss on disposal of property and equipment	(19,133)	69,601
Noncash lease expense	829,119	702,747
Goodwill impairment	530,475	-
Bad debt expense (recovery)	(79,006)	(14,515)
Loss on write-off of related party receivables	1,409,500	-
Share-based compensation	30,235	106,839
Shares issued to pay for services	169,000	215,800
Interest expense paid in equity shares	-	409,541
Accrued interest on notes payable	1,189,629	2,707,262
Non-cash royalty income	(53,126)	(44,272)
Amortization of original issue discounts on notes payable	-	1,264,111
Amortization of loan origination costs	72,533	-
Loss on excess fair value of warrants	7,255,528	-
Changes in fair value of warrant liability	(7,840,951)	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(1,870,975)	(3,795,964)
Trade receivables - related party	(63,462)	(1,099,070)
Inventory	1,893,759	48,598
Contract assets	753,994	(290,123)
Prepaid expenses and other current assets	733,168	(458,476)
Other assets	(251,256)	(336,264)
Accounts payable	(818,733)	3,145,469
Accounts payable - related party	-	49,376
Sales tax payable	37,195	15,734
Operating lease liabilities	(831,536)	(577,446)
Deposits from customers	350,981	(15,710)
Accrued expenses	(690,038)	475,798
Contract liabilities	273,885	393,960
Deferred revenue	(355,699)	522,827
Income taxes payable	(71,285)	293,779
Other liabilities	(226,397)	(306,544)
Net cash used by operating activities - continuing operations	(3,949,360)	(4,724,305)
Net cash provided by operating activities - discontinued operations	-	2,491,581
Net cash used by operating activities	(3,949,360)	(2,232,724)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,297,346)	(2,761,314)
Proceeds from sale of property and equipment	63,953	26,205
Royalties on related party revenues	76,000	-
Acquisitions, Net of Cash Acquired	-	(2,793,291)
Investment in MasterpieceVR	(100,000)	(100,000)
Net cash used by investing activities	(1,257,393)	(5,628,400)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	33,071,722	-
Payments on revolving line of credit	(30,019,244)	-
Payments on debt	(7,923,914)	(1,533,059)
Payments on Paycheck Protection Program Loans	(40,486)	(30,286)
Proceeds on bank loans	340,267	3,360,000
Proceeds from notes payable	-	240,000
Purchases of treasury stock	(69,705)	-
Proceeds from offerings	10,035,292	-
Expenses on offerings	(995,333)	-
Net cash provided by financing activities	4,398,599	2,036,655

Effect of currency translation	(121,016)	700,355
Net decrease in cash, cash equivalents, and restricted cash	(808,154)	(5,824,469)
Cash, cash equivalents, and restricted cash at beginning of period	6,349,562	11,473,676
Cash, cash equivalents, and restricted cash at end of period	$5,420,392	$6,349,562

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$3,897,511	$5,329,910
Restricted cash	1,522,881	1,019,652
Total cash, cash equivalents, and restricted cash	$5,420,392	$6,349,562

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$907,307	$585,384
Cash paid during the period for income taxes, net of refunds	$196,727	$293,779

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay notes payable	$-	$1,917,873
Financing of fixed asset purchase	$28,331	$-
Financing of building purchase	$-	$1,200,000
Financing of acquisition	-	$2,400,000
Purchase of property and equipment through vendor financing	$-	$675,000
Noncash recognition of new leases	$474,874	$349,172

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

Common Stock Reverse Stock Split

On October 2, 2024, and November 26, 2024, the Company completed a 60:1 and 35:1, respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

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

On January 5, 2024, and January 12, 2024, the Company bought back an aggregate of 71,951 shares of Series 1 Preferred Stock for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program. On April 8, 2024, these shares were cancelled. The Company’s Series 1 Preferred Stock was delisted from the NASDAQ Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP”. Nasdaq filed a Form 25 on March 21, 2024, and the deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act became effective for 90 days after filing of the Form 25.

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

On August 21, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the stockholder’s equity for the Company was below $2,500,000 as reported on our Form 10-Q for the period ended June 30, 2024, the Company no longer meets the minimum shareholder’s equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1), requiring a minimum stockholder’s equity of $2,500,000 (the “Minimum Stockholder’s Equity Requirement”).

On October 23, 2024, the Company received a letter from Nasdaq that it had been granted an extension to regain compliance with the Minimum Stockholder’s Equity Requirement.

The terms of the extension are as follows: on or before February 17, 2025, the Company must complete the submitted plan and opt for one of the two following alternatives to evidence compliance with the Rule:

Alternative 1: The Company must furnish to the SEC and Nasdaq a publicly available report (e.g., a Form 8-K) including:

5.	A disclosure of Staff’s deficiency letter and the specific deficiency(ies) cited;

6.	A description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing;

7.	An affirmative statement that, as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement based upon the specific transaction or event referenced in Step 2; and

8.	A disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Alternative 2: The Company must furnish to the SEC and Nasdaq a publicly available report including:

4.	Steps 1 & 2 set forth above;

5.	A balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date. The pro forma balance sheet must evidence compliance with the stockholders’ equity requirement; and

6.	A disclosure that the Company believes it also satisfies the stockholders’ equity requirement as of the report date and that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, that it may be subject to delisting.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its periodic report for the March 31, 2025, with the SEC and Nasdaq, the Company may be subject to delisting.

May 2024 Equity Financing and Warrants

On May 1, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp., in connection with a firm commitment underwritten public offering of warrants convertible into the Company’s common stock. Further details can be found in Note 18 – Stockholders’ Equity.

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

The Company has incurred substantial losses of $7,229,491 and $9,196,875 for fiscal years 2024 and 2023, respectively, and has debt obligations over the next fiscal year of $7,857,388 and working capital of $8,103,457, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $3,897,511 in cash as of September 30, 2024. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of September 30, 2024, has available capacity of $1,874,989, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products and introducing new innovative products to grow revenues, (iii) raised $9,039,959 in net proceeds through our May 2024 equity financing and anticipate an additional $5 to $10 million when the Series B warrants are exercised.; and (iv) subsequent to the balance sheet date has effected a 60:1 and a 35:1 reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our long-term needs and our above plans in the short term may prove to be inadequate to continue as a going concern. Thus, despite our cash on hand, our ability to draw on our credit line, or changes to our pricing models, and other safeguards, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, provisions for credit losses, net realizable value of inventory, warranty obligations, income tax accruals, deferred tax valuation, valuation of warrant liabilities, and assessments of the recoverability of the Company’s long-lived assets. Actual results could differ from those estimates.

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

The impairment charges, if any, are included in operating expenses in the accompanying Consolidated Statements of Operations.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Trade Receivables and Allowance for Current Expected Credit Losses

Trade receivables are recorded at the invoiced amount, net of an allowance for current expected credit losses. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance based on the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost.

The Company estimates credit losses associated with our accounts receivable portfolio segment using an expected credit loss model, which utilizes an aging schedule methodology based on historical information and adjusted for asset-specific considerations, current economic conditions and reasonable and supportable forecasts.

The Company reserved $155,918 and $234,924 within its allowance for credit losses at September 30, 2024, and 2023, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2024, or 2023.

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

There was $1,044,530 and $618,021 in inventory obsolescence reserve at September 30, 2024, and 2023, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the respective assets, shown in the table below.

Estimated Useful Life
(Years)
Building	30
Furniture and office equipment	3-5
Computer software	7-10
Machinery and equipment	7

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statements of Operations.

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

For the year ended September 30, 2024, the Company recorded $530,475 of impairment for Goodwill in the Security Segment. For the year September 30, 2023, no impairment of the Company’s goodwill was recorded.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification 842, Leases (“ASC 842”). ASC 842 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the Company’s Consolidated Statements of Operations.

Related Parties

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. The Company applies the CECL model on its related party assets and applies an allowance when necessary.

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

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). Under the guidance of the standard, revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. Company recognizes revenue at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Most of the Company’s sales arrangements with customers in the Security segment are short-term in nature involving single performance obligations related to the delivery of goods or repair of equipment and generally provide for transfer of control at the time of shipment to the customer. The Company generally permits returns of product or repaired equipment due to defects; however, returns are historically insignificant. Billing terms vary by customer and product but generally do not exceed 90 days.

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

The Company records deferred revenue when receiving cash in advance of delivering services to the customer. The deferred revenue is reversed, and revenue is recognized when those services are delivered. The amounts were $1,955,635, $2,311,334, and $1,788,507 as of September 30, 2024, 2023, and 2022 respectively, recorded as Deferred revenue. Short-term deferred revenue of $1,297,616 is expected to be recognized over the next 12 months.

The Company records a liability when receiving cash in advance of delivering goods to the customer. The revenue is recognized, and the deposit is applied to the invoice for those goods when those goods are delivered. The company recorded Deposits from customers of $408,415, $57,434, and $73,144 as of September 30, 2024, 2023, and 2022 respectively. These amounts are short-term and are expected to be recognized over the next 12 months.

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

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for years ended September 30, 2024, and 2023.

	For the years ended
	September 30, 2024	September 30, 2023
Over time	57%	48%
Point-in-time	43%	52%

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

Income Tax Provision

The Company accounts for income taxes under ASC 740-10, (“Income Taxes”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Loss in the period that includes the enactment date.

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

Uncertain Tax Positions

For the years ended September 30, 2024, and 2023, the Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits. The Company will record any interest and/or penalties arising from uncertain tax provisions when they are likely to occur and reasonably estimable.

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

Net Loss per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) less the fair market value of dividends declared by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income less the fair market value of dividends declared by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of September 30, 2024, and 2023, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive.

	For the years ended
	September 30,
	2024	2023

Options	18	18
Warrants	13,529,410	-

For the years ended September 30, 2024, and 2023 loss per share basic and diluted for continuing operations are calculated as follows.

	For the years ended
	September 30,
	2024	2023
Loss from Continuing operations	$(7,678,629)	$(6,395,385)
Less (loss)/gain in noncontrolling interest	(406,014)	(36,563)
Preferred stock dividends	67,788	166,084
Net loss applicable to common shareholders	(7,340,403)	(6,524,906)
Weighted Average Number of Shares-Basic & Diluted	408,602	414
Loss per share - Basic & Diluted - Continuing Operations	$(17.96)	$(15,760.64)

Foreign Currency Translation (Loss)/Gain and Comprehensive Income Loss

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheet. For the years ending September 30, 2024, and September 30, 2023, comprehensive loss includes a loss of $127,409 and a gain of $699,181, respectively, which were entirely from foreign currency translation.

As of and for the year ended September 30, 2024, and 2023, the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the three months ended	Exchange rate at	For the year ended
Currency	September 30, 2024	September 30, 2024	September 30, 2023	September 30, 2023
Indian Rupee	0.012	0.012	0.012	0.012
Great Britain Pound	1.339	1.268	1.220	1.226

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This had no effect on the Company’s statement of operations or retained earnings. The reclassification was to the caption “Short-term investments” which has been reclassified to “Prepaid expenses and other current assets” on the Consolidated Balance Sheet and “Gain/(loss) on marketable securities to “Prepaid expenses and other current assets” on the Consolidated Statements of Cash Flows. The following table illustrates the reclassifications made.

	September 30, 2023
CONSOLIDATED BALANCE SHEETS	As previously reported	Reclassification	As revised
Short-term investments	$13,663	$(13,663)	$-
Prepaid expenses and other current assets	$2,098,359	$13,663	$2,112,022

	For the year ended September 30, 2023
CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Reclassification	As revised
Gain/(loss) on marketible securities	$58	$(58)	$-
Prepaid expenses and other current assets	$(458,534)	$58	$(458,476)
Payments on bank loans	$(488,689)	$488,689	$-
Payments on debt	$(1,044,370)	$(488,689)	$(1,533,059)

Correction of an Immaterial Error in Previously Issued Financial Statements

Subsequent to the issuance of our financial statements for the year ended September 30, 2023, immaterial errors were identified and has been corrected in our historical information related to the cash flow presentation of non-cash royalty income. The original presentation had non-cash royalty income presented in Trade receivables – related party. Additionally, Shares issued to pay for services was presented in the supplemental disclosure of the cash flow presentation, but not presented on the face of the financial.

The effects of the correction to the individual effected line items in our Consolidated Statement of Cash Flows are as follows.

	For the year ended September 30, 2023
	As previously reported	Corrections	As corrected

Non-cash royalty income	$-	$(44,272)	$(44,272)
Trade receivables - related party	$(1,143,342)	$44,272	$(1,099,070)
Shares issued to pay for services	$-	$215,800	$215,800
Accounts payable	$3,361,269	$(215,800)	$3,145,469

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“Update 2016-13”). Update 2016-13 replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. For public business entities, the new standard became effective for annual reporting periods beginning after December 15, 2022, including interim periods within that reporting period. On October 1, 2023, the Company implemented this standard and there has been no material change to the consolidated financial statements.

The following table illustrates the effect of implementation of Update 2016-13 on the current expected credit losses for the following line items on the consolidated balance sheet.

Assets:	October 1, 2023 As reported under ASC 326	September 30, 2023 Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Trade receivables, net	$234,924	$234,924	$-
Contract assets, net	$8,696	$-	$8,696
Royalties receivable, net - related party	$10,000	$-	$10,000
Note receivable, net - related party	$44,761	$44,761	$-

The Company carries its accounts receivables net of an allowance for credit losses. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, and customer creditworthiness. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economy, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.

The Company will utilize the Probability-of-default method for financing receivables and loans. Expected credit losses are determined by multiplying the probability of default (i.e., the probability the asset will default within the given time frame) by the loss given default (the percentage of the asset not expected to be collected because of default). The Company considers sources of repayment associated with a financial asset when determining its credit losses, including collection against the collateral and certain embedded credit enhancements, such as guarantees or insurance. The allowance for credit losses was immaterial as of September 30, 2024.

The following table illustrates the current expected credit losses activity for the nine months ended September 30, 2024.

	As of	For the year ended	As of
	October 1, 2023	September 30, 2024	September 30, 2024
Assets:
Trade receivables, net	$234,924	$(79,006)	$155,918
Trade receivables, net - related party	$-	$-	$-
Contract assets, net	$8,696	$7,289	$15,985
Royalties receivable, net - related party	$10,000	$-	$10,000
Note receivable, net - related party	$44,761	$(44,761)	$-

Recently Issued Accounting Pronouncements Not Yet Effective

On June 30, 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. On the basis of interpretations of existing guidance and the current illustrative example in ASC 820-10-55-52 of a restriction on the sale of an equity instrument, some entities use a discount for contractual sale restrictions when measuring fair value, while others view the application of such a discount to be inconsistent with the principles of ASC 820. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting for fiscal 2025 and for interim period reporting beginning in fiscal 2026 on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2023-07 on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026 for the annual reporting period ending September 30, 2026. The Company is currently in the process of evaluating the impact of adoption on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses”, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of adoption on the consolidated financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reporting segments consist of Security and Industrial Services. Additionally, the Company’s operational structure also reports unallocated corporate expenses. All intersegment transactions have been eliminated and values are presented net of eliminations.

Operating segments

The Company determines its reporting units in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company operates as two operating segments and unallocated corporate expenses which is reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker is responsible for the allocation of resources and assessing the performance of the operating segment and has been identified as Saagar Govil, the CEO of the Company.

Unallocated corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related audit and taxes, legal expenses related to corporate matters, consulting expenses related to accounting and corporate matters, and interest expense on notes payable.

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

The following tables summarize the Company’s segment information.

	For the year ended September 30, 2024				For the year ended September 30, 2023
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
Revenues	$32,021,899	$34,841,985	$-	$66,863,884	$34,359,470	$25,009,092	$-	$59,368,562
Cost of revenues	15,854,560	23,531,120	-	39,385,680	17,253,170	16,429,566	-	33,682,736
Gross profit	$16,167,339	$11,310,865	$-	$27,478,204	$17,106,300	$8,579,526	$-	$25,685,826
Operating expenses
General, and administrative	16,073,558	7,074,828	4,436,787	27,585,173	14,422,950	4,755,998	3,724,317	22,903,265
Depreciation and amortization	329,294	945,552	-	1,274,846	254,392	719,404	52,279	1,026,075
Research and development	3,357,455	-	-	3,357,455	3,267,994	-	-	3,267,994
Goodwill Impairment	530,475	-	-	530,475	-	-	-	-
Operating (loss)/income	$(4,123,443)	$3,290,485	$(4,436,787)	$(5,269,745)	$(839,036)	$3,104,124	$(3,776,596)	$(1,511,508)

Other (expense)/income	$(492,330)	$(295,157)	$(1,419,117)	$(2,206,604)	$113,846	$(166,369)	$(4,437,082)	$(4,489,605)

	September 30,	September 30,
	2024	2023
Identifiable Assets
Security	$17,253,328	$21,829,183
Industrial Services	24,576,055	23,781,349
Corporate	2,286,075	2,843,211
Total Assets	$44,115,458	$48,453,743

The Company generates revenue from product sales and services from its subsidiaries located in the United States, the United Kingdom, and India. Revenue and long-lived asset information for the Company is as follows.

	For the year ended
	September 30,	September 30,
Revenues	2024	2023
United States	$62,921,388	$53,905,149
United Kingdom	3,251,130	3,301,682
India	691,366	2,161,731
	$66,863,884	$59,368,562

	September 30,	September 30,
Long-lived Assets	2023	2023
United States	$14,253,674	$15,420,489
United Kingdom	218,346	328,819
India	303,283	138,907
	$14,775,303	$15,888,215

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

The Company’s fair value assets for the years ended September 30, 2024, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities
Warrant liabilities	$4,160,658	$1,038,778	$-	$5,199,436

	$4,160,658	$1,038,778	$-	$5,199,436

At September 30, 2023, the Company had no fair value assets or liabilities.

A summary of the warrant liabilities activity for the year ended September 30, 2024, is as follows.

	Series A Warrants	Series B Warrants	Prefunded Warrants	Total
Warrant Liabilities at September 30, 2023	$-	$-	$-	$-
Warrants Issued	11,242,940	2,942,711	3,105,170	17,290,821
Warrants Exercised	(1,060,113)	-	(3,190,320)	(4,250,433)
Fair market revaluation	(6,022,169)	(1,903,933)	85,150	(7,840,951)
Warrant Liabilities at September 30, 2024	$4,160,658	$1,038,778	$-	$5,199,436

NOTE 5 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,030,606 and $919,652 as of September 30, 2024, and 2023, respectively. Additionally, there was $100,000 of restricted cash in escrow per the purchase agreement with Heisey Mechanical, Ltd, an additional $325,340 in escrow related to bond requirements on certain public projects, and $66,935 in deposit guarantees.

NOTE 6 – TRADE RECEIVABLES, NET

Trade receivables, net consists of the following.

	September 30,	September 30,
	2024	2023
Trade receivables	$11,315,594	$9,444,619
Allowance for credit losses	(155,918)	(234,924)
	$11,159,676	$9,209,695

Trade receivables, net were $5,399,216 at September 30, 2022.

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the application of the CECL method to our trade receivables.

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following.

	September 30, 2024	September 30, 2023

Prepaid expenses	$547,914	$521,310
Prepaid inventory	301,605	1,084,051
Deferred costs	71,359	25,941
Short-term investments	13,871	13,663
Prepaid income taxes	462,997	168,555
VAT and GST tax receivable	58,941	298,502
Prepaid expenses and other current assets total	$1,456,687	$2,112,022

NOTE 8 – INVENTORY, NET

Inventory, net of reserves, consist of the following.

	September 30,	September 30,
	2024	2023
Raw materials	$421,557	$885,398
Work in progress	272,910	109,019
Finished goods	6,294,062	7,744,802
Inventory, net	6,988,529	8,739,219

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows.

	September 30,	September 30,
	2024	2023
Land	$945,279	$945,279
Building and leasehold improvements	4,388,556	4,362,062
Furniture and office equipment	600,186	579,700
Computers and software	1,333,135	1,333,135
Machinery and equipment	13,578,702	12,488,639
	20,845,858	19,708,815
Less: Accumulated depreciation	(11,712,280)	(10,490,114)
Property and equipment, net	$9,133,578	$9,218,701

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment substantially exceeded their carrying values at September 30, 2024. Depreciation and amortization of property and equipment totaled approximately $1,328,741 and $1,026,075 for fiscal years ended September 30, 2024, and 2023, respectively and are recorded as general and administrative expenses on the Company’s Consolidated Statements of Operations. Additionally, depreciation and amortization of property and equipment of approximately $53,895 and $33,256 for fiscal years ended September 30, 2024, and 2023, respectively and are recorded as cost of revenues, Security on the Company’s Consolidated Statements of Operations.

NOTE 10 – GOODWILL

Changes in the carrying amount of goodwill, by segment, are as follows.

	Security	Industrial Services	Consolidated
Balance at September 30, 2023	$530,475	$3,851,416	$4,381,891
Purchase price allocation adjustment	-	(143,069)	(143,069)
Impairment	(530,475)	-	(530,475)
Balance at September 30, 2024	$-	$3,708,347	$3,708,347

For the year ended September 30, 2024, $530,475 of impairment of the Company’s goodwill was recorded.

As of September 30, 2024, and September 30, 2023, accumulated impairment losses of $3,846,475 and $3,316,000 related to the Security segment have been recorded.

NOTE 11 - OTHER ASSETS

On November 13, 2020, and January 19, 2022, Cemtrex made $500,000 investments, on July 18, 2023, and October 5, 2023, made additional $100,000 investments, and on October 17, 2024, and November 18, 2024, made additional $50,000 investments on each respective date, via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying consolidated balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the years ended September 30, 2024 and 2023.

Other assts consists of the following.

	September 30, 2024	September 30, 2023
Rental deposits	$194,796	$198,641
Investment in Masterpiece VR	1,200,000	1,100,000
Other deposits	350,845	167,808
Demonstration equipment supplied to resellers	441,624	369,560
Other assets total	$2,187,265	$1,836,009

NOTE 12 – ACCRUED EXPENSES

Accrued expenses consist of the following.

	September 30, 2024	September 30, 2023
Accrued expenses	$352,938	$319,211
Accrued payable on inventory in transit	640,450	1,154,254
Accrued payroll	818,262	1,088,223
Accrued warranty	222,702	222,702
Accrued expenses total	$2,034,352	$2,784,390

NOTE 13 – DEFERRED REVENUE

The Company’s deferred revenue as of and for the years ended September 30, 2024, and 2023, are as follows.

	For the year ended
	September 30, 2024	September 30, 2023

Deferred revenue at beginning of period	$2,311,334	$1,788,507
Net additions:
Deferred software revenues	2,321,630	2,679,379
Recognized as revenue:
Deferred software revenues	(2,677,329)	(2,156,552)
Deferred revenue at end of period	1,955,635	2,311,334
Less: current portion	1,297,616	1,583,406
Long-term deferred revenue at end of period	$658,019	$727,928

For the years ended September 30, 2024, and 2023, the Company recognized revenue of $1,555,423, and $1,190,479, respectively, that was previously included in the beginning balance of deferred revenues.

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

The following is a summary of the Company’s uncompleted contracts.

	September 30, 2024	September 30, 2023
Costs incurred on uncompleted contracts	$12,724,334	$12,523,552
Estimated gross profit	3,006,692	3,085,350
	15,731,026	15,608,902
Applicable billings to date	(16,000,023)	(14,850,020)
Net (billings in excess of costs)/earnings in excess of billings, Ending balance	$(268,997)	$758,882

For the years ended September 30, 2024, and 2023, the Company recognized revenue of $905,319 and $369,835, respectively, that was previously included in the beginning balance of contract liabilities.

	For the year ended
	September 30, 2024	September 30, 2023
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$1,739,201	$781,819
Changes in revenue billed, contract price or cost estimates	(753,994)	957,382
Contract asset, net, ending balance	$985,207	$1,739,201
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(980,319)	$(369,890)
Changes in revenue billed, contract price or cost estimates	(273,885)	(610,429)
Contract liability, ending balance	$(1,254,204)	$(980,319)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$758,882	$411,929
Changes in revenue billed, contract price or cost estimates	$(1,027,879)	346,953
Net billings in excess of costs, ending balance	$(268,997)	$758,882

NOTE 15 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3.3 years at September 30, 2024, and 3 years at September 30, 2023. The weighted average discount rate used to measure lease liabilities was approximately 6.54% at September 30, 2024, and 2023. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month with $7,200 of expense for the year ended September 30, 2024 and approximately 911 square feet of office space in Clovis, CA on a month-to-month lease at a monthly rent of $4,202 with $58,996 of expense for the year ended September 30, 2024. The expense is under the caption “General and administrative” on the Company’s Consolidated Statements of Operations.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the Consolidated Balance Sheet at September 30, 2024, is set forth below.

Years ending September 30,	Operating Leases
2025	924,699
2026	734,114
2027	363,196
2028	99,730
2029	10,519
Undiscounted lease payments	2,132,258
Amount representing interest	(140,231)
Discounted lease payments	1,992,027
Less short-term operating lease liabilities	832,823
Long-term operating lease liabilities	$1,159,204

Lease costs for the years ended September 30, 2024, and 2023 are set forth below.

	For the year ended
	September 30,
	2024	2023
Operating lease costs	831,536	828,048
Short-term lease costs	66,196	-
Total lease cost	$897,732	$828,048

NOTE 16 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of September 30, 2024, the Company had enough eligible assets to access the full credit line. The Company was in compliance with all loan covenants as of September 30, 2024. The funds were used to pay the NIL Funding term loan and will fund operations of the Vicon entity. As of September 30, 2024, this loan had a balance of $3,125,011, with no remaining unamortized loan origination fees. There were $1,874,989 in available funds as of September 30, 2024.

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

Loans Payable to Bank

On September 5, 2024, the Company acquired a loan from Fulton Bank in the amount of $312,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of SOFR plus 2.37% per annum. This loan carries loan covenants which the Company was in compliance with as of September 30, 2024. This loan is secured by the assets of the Company.

On December 5, 2023, the Company acquired a loan from HDFC Bank in the amount of ₹2,352,700 ($28,219 on date of loan acquisition) in order to fund a vehicle for Cemtrex Technologies Pvt, Ltd., Inc. This loan carries interest of 8.7% per annum. This loan was paid in full prior to the maturity date on June 3, 2024.

			September 30,	September 30,
	Interest Rate	Maturity	2024	2023
Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of September 30, 2024. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.33% as of September 30, 2024 and 7.68% as of September 30, 2023).	1/31/2025	28,302	108,700

Fulton Bank - $312,000 fund equipment for AIS. The Company was in compliance with loan covenants as of September 30, 2024. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (7.33% as of September 30, 2024 and 7.68% as of September 30, 2023).	9/30/2029	312,000	-

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of September 30, 2024. This loan is secured by the underlying asset.	SOFR plus 2.62% (7.58% on September 30, 2024 and (7.93% on September 30, 2023).	1/28/2040	2,113,337	2,180,115

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (7.76% as of September 30, 2024 and 8.11% as of September 30, 2023).	9/30/2043	1,176,112	1,200,000

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (7.76% as of September 30, 2024 and 8.11% as of September 30, 2023).	7/1/2030	1,881,621	2,122,565

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0, as of September 30, 2024 and September 30, 2023.	8%	6/30/2025	244,766	4,596,589

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of September 30, 2024 and September 30, 2023.	8%	2/22/2026	12,195,789	11,243,233

Note Payable - $240,000 For the purchase of Heisey Mechanical, Ltd.	6%	7/1/2024	-	240,000

Term Loan Agreement with NIL Funding Corporation (“NIL”) - $5,600,000 The Company was in compliance with loan covenants as of September 30, 2023.	11.50%	12/31/2024	-	1,979,743

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	50,628	91,114

Software License Agreement - $1,125,000, for the purchase of software source code for use in our Security segment products	N/A	6/3/2024	-	675,000

Total debt			$18,002,555	$24,437,059
Less: Current maturities			(4,732,377)	(14,507,711)
Long-term debt			$13,270,178	$9,929,348

Estimated maturities of the Company’s long-term debt over the next 5 years are as follows.

	2025	2026	2027	2028	2029	Thereafter	Total
Fulton Bank - $360,000	28,302	-	-	-	-	-	$28,302
Fulton Bank - $312,000	53,671	57,643	62,210	67,114	71,362	-	$312,000
Fulton Bank - $2.16 Mil	264,301	262,135	284,544	308,869	335,063	426,709	$1,881,621
Fulton Bank - Mortgage #1	72,410	73,009	85,701	92,430	100,563	1,689,224	$2,113,337
Fulton Bank - Mortgage #2	28,417	26,792	29,087	31,578	34,030	1,026,208	$1,176,112
PPP Loans	40,511	10,117	-	-	-	-	$50,628
Notes Payable	4,244,765	8,195,790	-	-	-	-	$12,440,555
TOTAL	$4,732,377	$8,625,486	$461,542	$499,991	$541,018	$3,142,141	$18,002,555

NOTE 17 – RELATED PARTY TRANSACTIONS

As of September 30, 2024, and September 30, 2023, there was $0 and $3,806, respectively, payable due to Ducon Technologies, Inc., which is controlled by Aron Govil, the Company’s Founder and Former Director and CFO. As of September 30, 2023, there were $637,208 of receivables due from Ducon Technologies, Inc. The Company negotiated a payment agreement regarding past receivables and other liabilities due to Cemtrex, Inc. totaling $761,585. This agreement was in the form of a secured promissory note earning interest at a rate of 5% per annum and matured on July 31, 2024. The Company did not receive payment on this note at the maturity date and placed a full allowance on the note during fiscal year 2024 and appears on the Company’s Consolidated Statements of Operations and Comprehensive Loss under general and administrative expenses.

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

Mr. Govil also executed a secured promissory note (the “Note”) in the amount of $1,533,280. The Note matured and was due in full in two years and boar interest at 9% per annum and was secured by all of Mr. Govil’s assets. Mr. Govil also agreed to sign an affidavit confessing judgment in the event of a default on the Note. In accordance with ASC 450-30, Gain Contingencies, the Company determined the gain will not be recognized until the note is paid. Accordingly, the note and associated gain is not presented on the Company’s consolidated balance sheets and consolidated statements of operations and comprehensive loss. The Company has not received payment on this note to date.

On November 22, 2022, the Company entered into two Asset Purchase Agreements and one Simple Agreement for Future Equity (“SAFE”) with the Company’s CEO, Saagar Govil, to secure the sale of the subsidiaries Cemtrex Advanced Technologies, Inc, which include the brand SmartDesk, and Cemtrex XR, Inc., which include the brands Cemtrex XR, Virtual Driver Interactive, Bravo Strong, and good tech (formerly Cemtrex Labs), to Mr. Govil. The successor Company conducts business under the name CXR, Inc.

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

Due to the on-going losses and risk associated with the SmartDesk business the Company has valued the royalty and SAFE agreement associated with the SmartDesk sale at $0 and considers such consideration to be a gain contingency. All receivables due from SmartDesk, Inc, have a full allowance placed on them, no payments have been received.

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due to $660,621 and during the years ended September 30, 2024, and 2023 the Company recognized $53,126 and $44,272 of royalties due, respectively, and will amortize the remaining amount over the period the royalties are due. Additionally, the Company received $76,000 in royalty payments.

As of September 30, 2024, there was $685,788 in trade receivables due from CXR, Inc. Of these receivables $60,628 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and some subscription services that are set up on auto pay with a credit card. $215,408 is related to the current amount of royalties due and the remaining $409,752 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. These balances are presented on the Consolidated Balance Sheets under the caption “Trade receivables - related party”. The long-term balance of royalties of $456,611 is presented on the Company’s Consolidated Balance Sheets under the caption “Note receivable, net - related party”. During Fiscal year 2024, the Company recognized $665,520 of revenue from CXR, Inc.

NOTE 18 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2024, and September 30, 2023, there were 2,506,827 and 2,343,016 shares issued and 2,442,727 and 2,278,916 shares outstanding, respectively.

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

The Series A Preferred Stock has no redemption rights.

As of September 30, 2024, and September 30, 2023, there were no shares of Series A Preferred Stock issued and outstanding.

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

The Series C Preferred Stock has no redemption rights.

As of September 30, 2024, and September 30, 2023, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

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

Voting Rights

Except as otherwise provided in the certificate of designation, preferences and rights or as required by law, the Series 1 Preferred will vote together with the shares of our common stock (and not as a separate class) at any annual or special meetings of stockholders. Except as required by law, each holder of shares of Series 1 Preferred will be entitled to two votes for each share of Series 1 Preferred held on the record date as though each share of Series 1 Preferred were 2 shares of our common stock. Holders of the Series 1 Preferred will vote as a class on any amendment altering or changing the powers, preferences or special rights of the Series 1 Preferred so as to affect them adversely.

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

During the year ended September 30, 2024, and 2023, 235,762 and 213,894 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. respectively.

As of September 30, 2024, and September 30, 2023, there were 2,456,827 and 2,293,016 shares of Series 1 Preferred Stock issued and 2,392,727 and 2,228,916 shares outstanding, respectively. The Company currently holds 64,100 shares of Series 1 Stock in Treasury stock.

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

During the year ended September 30, 2024, the Company has bought back and later cancelled 71,951 shares into treasury for $69,705 under the Share Repurchase Program approved on August 22, 2023, that allows the Company to repurchase shares of the Series 1 Preferred Stock through various means, including through privately negotiated transactions and through an open market program.

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

Common Stock

On October 2, 2024, and November 26, 2024, the Company completed a 60:1 and 35:1 , respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the  reverse splits.

On August 2, 2024, the Company increased the number of authorized shares of common stock from 50,000,000 to 70,000,000 shares, $0.001 par value. As of September 30, 2024, there were 14,176 shares issued and outstanding and at September 30, 2023, there were 498 shares issued and outstanding.

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

In addition, the Company granted the Underwriter a 45-day option to purchase additional 1,764,705 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Offering, and/or additional 1,764,705 Series A Warrants representing up to 15% of the Series A Warrants sold in the Offering, and/or additional 1,764,705 Series B Warrants representing up to 15% of the Series B Warrants sold in the Offering to cover over-allotments, if any. The Offering closed on May 3, 2024. An aggregate of 11,764,705 Units (which includes 554,705 shares of common stock), 11,210,000 Pre-Funded Units (which includes 11,210,000 Pre-Funded Warrants), and a Series A Warrant and a Series B Warrant were sold in the Offering. On May 3, 2024, the Underwriter partially exercised its over-allotment option with respect to 1,764,705 Series A Warrants and 1,764,705 Series B Warrants. The aggregate gross proceeds to the Company were $10,035,293, before deducting underwriting discounts and other issuance expenses of $995,333. The underwriting discounts and other issuance expenses were expensed since the Series A, Series B, and Pre-Funded Warrants were each determined to be liabilities and recorded at their fair value.

May 2024 Warrants

The Company evaluated the Series A, Series B, and Prefunded Warrants (collectively, the “Warrants”) in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging, and determined that the Warrants are precluded from being considered indexed to the entity’s own stock, resulting in the Warrants being classified as a liability. The fair value of the Series A Warrants was determined based on the stock price on issuance of $0.277 multiplied by the total number of shares of common stock issuable upon exercise of the Series A alternative cashless exercise. Under the alternative cashless exercise, the Holder is entitled to receive three times the normal number of shares issued in a cash exercise. The Series A Holder may only execute the alternative cashless exercise after Stockholder Approval (and received June 17, 2024); at the time of issuance, Stockholder Approval was deemed perfunctory and almost certain to occur, and the most likely settlement option would be through the alternative cashless exercise. In addition, beginning on the date of the Warrant Stockholder Approval, the Warrants will contain a reset of the exercise price to a price equal to the lesser of (i) the then-current exercise price and (ii) lowest volume weighted average price for the five trading days immediately preceding and immediately following the date we effect a reverse stock split in the future with a proportionate adjustment to the number of shares underlying the Warrants. As such, upon issuance, the total fair value of the Series A Warrants was $11,242,940, which was based on 40,588,230 units issued under the alternative cashless exercise. The measurement of fair value of the Series B Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $0.277, exercise price of $0.85, term of five years, volatility of 132%, risk-free rate of 4.5%, and expected dividend rate of 0%). The grant date fair value of these Series B Warrants was estimated to be $2,942,711 on May 3, 2024, and such warrants were classified as liabilities. Due to the nominal exercise price, the fair value of the Prefunded Warrants was based on the intrinsic value of each Warrant on the grant date. The intrinsic value was calculated based on the May 3, 2024, stock price of $0.277 and the strike price of $0.001, resulting in a total fair value of $3,105,170. The total fair value of the Warrants upon issuance was $17,290,821. Given that the gross proceeds received of $10,035,292 was less than the total fair value of the liability classified Warrants, the Company recorded a loss on excess fair value of $7,255,528 at issuance.

During the year ended September 30, 2024, the Company issued 5,603 shares of common stock to satisfy the Prefunded Warrants described above and 2,100 shares of common stock to satisfy 1,469,531 Series A Warrants.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2023	-
Warrants granted	65,327,640	$0.85
Warrants exercised	(15,618,593)	$0.61
Warrants forfeited	-
Warrants cancelled	-
Outstanding at September 30, 2024	49,709,047	$0.23	2.77
Exercisable at September 30, 2024	49,709,047	$0.23	2.77

NOTE 19 – SHARE-BASED COMPENSATION

On September 25, 2019, the Company cancelled all outstanding options granted to Saagar Govil, the Company’s Chairman and CEO and granted a stock option for 6 shares. These options have an exercise price of $117,281.88 per share, which vested upon grant, and they expire after seven years. Additionally, Mr. Govil was granted additional future options;

(i) 2 shares of the Corporation’s common stock, CETX at an exercise price of $140,042.00 per share vesting on September 25, 2021;

(ii) 2 shares of the Corporation’s common stock, CETX at an exercise price of $168,050.40 per share vesting on September 25, 2023; and

(iii) 2 shares of the Corporation’s common stock, CETX at an exercise price of $201,660.48 per share vesting on September 25, 2025.

During the years ended September 30, 2024, and 2023 the Company recognized $30,325 and $106,839 of share-based compensation expense on its outstanding options, respectively. The share-based compensation is listed under the caption “General and administrative” expenses on the Company’s Consolidated Statements of Operations.

As of September 30, 2024, there was $33,071 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	22	$94,038.64	3.25	$-
Options granted	-	-	-	$-
Options exercised	-	-	-
Options forfeited	-	-	-
Options cancelled	(4)	$43,547.40		$-
Outstanding at September 30, 2023	18	$105,258.92	2.25	$-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options cancelled	-	-	-
Outstanding at September 30, 2024	18	$105,258.92	1.25	$-
Vested and exercisable at September 30, 2024	18	$105,258.92		$-

NOTE 20 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are involved in legal proceedings that are incidental to the operation of our business. The Company continues to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, the Corporation does not expect that such legal proceedings will have a material adverse impact on its consolidated financial statements.

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

At September 30, 2024, the Company had approximately $15,052,834 of federal, $5,209,518 of state, and $1,646,625 of foreign net operating loss carryforwards. The net operating loss carryforwards, if not utilized, will begin to expire in 2030 for federal purposes and in 2026 for state purposes. The company is currently reviewing net operating losses for Section 382 limitation purposes and will make any required adjustments to the net operating losses at the completion of the study.

The following is a geographical breakdown of loss before the provision for income taxes.

	Year ended September 30,
	2024	2023

Domestic	$(7,090,508)	$(6,279,077)
Foreign	(385,841)	277,964
Loss before provision for income taxes	$(7,476,349)	$(6,001,113)

The provision for income taxes consisted of the following.

	September 30, 2024	September 30, 2023
Current (benefit)/provision
Federal	$-	$-
State	165,093	319,427
Foreign	37,187	74,845
Total current (benefit)/provision	202,280	394,272

Deferred provision
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision	$-	$-

Total (benefit)/provision for income taxes	$202,280	$394,272

The following is a reconciliation of the effective income tax rate to the federal and state statutory rates.

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2024	September 30, 2023

U.S. statutory rate	21.00%	21.00%
State taxes, net of federal	-1.74%	-4.21%
Foreign tax rate differential	-0.23%	-0.45%
Change in valuation allowance	-13.23%	-22.51%
Return to provision	-1.44%	0.98%
State Rate Change	-0.50%	0.00%
Goodwill impairment	-1.49%	0.00%
Write-Off of Related Party Note with Majority Owner	-2.35%	0.00%
Issuance Costs - Equity Financing	-2.80%	0.00%
Fair Value Adjustments on Warrants	1.64%	0.00%
Global intangible income	0.00%	-0.97%
Other permanent differences	-1.56%	-0.42%
Effective Tax Rate	-2.71%	-6.57%

The components of our deferred tax assets and liabilities are summarized as follows.

	September 30, 2024	September 30, 2023
Deferred Tax Assets:
Net operating Loss carryforwards	$21,908,977	$20,375,296
Inventory and other reserves	1,363,737	1,221,903
Allowance for bad debt	32,919	32,633
Interest Expense Limitation	4,751,442	4,193,177
Accruals	439,996	293,956
Capitalized R&D	852,417	27,359
Warranty reserve	27,287	476,045
Other	15,270	6,927
Total gross deferred taxes	29,392,045	26,627,296
Valuation allowance	(28,127,540)	(24,744,527)
Net deferred tax assets	1,264,505	1,882,769

Deferred Tax Liabilities:
Deferred revenue	(296,090)	(363,423)
Prepaid expenses	(132,685)	(127,852)
Goodwill amortization	(10,020)	(512,702)
Depreciation	(825,710)	(878,792)
Total deferred tax liabilities	(1,264,505)	(1,882,769)

Total deferred tax assets (liabilities)	$-	$-

Management has concluded that it is more likely than not that the deferred tax assets will not be realized and has reduced the asset by a valuation allowance.

NOTE 22 – BUSINESS COMBINATION

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

The consideration transferred and allocation of Heisey’s tangible and intangible assets and liabilities, are as follows.

	Preliminary	Final
Consideration Transferred:
Cash	$393,291	$393,291
Seller’s note	240,000	240,000
Financed amount	2,160,000	2,160,000
Total consideration transferred	$2,793,291	$2,793,291

Purchase Price Allocation:
Inventory	300,000	443,069
Contract assets	667,259	667,259
Machinery and equipment	1,625,000	1,625,000
Contract liabilities	(216,469)	(216,469)
Accrued expenses	(57,499)	(57,499)
Goodwill	475,000	331,931
Total consideration transferred	$2,793,291	$2,793,291

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

Unaudited
For the year ended
September 30, 2023

Revenues	$66,274,838
Net loss	(9,173,748)

On August 30, 2023, the Company acquired a mortgage in the amount of $1,200,000 from Fulton Bank to finance the purchase of the properties formerly owned by Heisey Mechanical Ltd. The mortgage carries interest at the Secured Overnight Financing Rate (SOFR) plus 2.8% and matures on September 30, 2043.

NOTE 23 – DISCONTINUED OPERATIONS

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

Based on sales projections for Cemtrex XR, Inc., the Company does not believe that it will exceed the sales levels required to exceed the $820,000 royalties due and has not accounted for any additional royalties at this time. In accordance with ASC 310 – Receivables, the Company has discounted the royalties due to $660,621 and during the years ended September 30, 2024, and 2023 the Company recognized $53,126 and $44,272 of royalties due, respectively, and will amortize the remaining amount over the period the royalties are due. Additionally, the Company received $76,000 in royalty payments.

As of September 30, 2024, there was $685,788 in trade receivables due from CXR, Inc. Of these receivables $60,628 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and some subscription services that are set up on auto pay with a credit card. $215,408 is related to the current amount of royalties due and the remaining $409,752 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. These balances are presented on the Consolidated Balance Sheets under the caption “Trade receivables - related party”. The long-term balance of royalties of $456,611 is presented on the Company’s Consolidated Balance Sheets under the caption “Note receivable, net - related party”. During Fiscal year 2024, the Company recognized $665,520 of revenue from CXR, Inc.

The following table summarizes the loss on the sale recorded during fiscal year 2023, included in Income/(loss) from discontinued operations, net of tax in the accompanying Consolidated Statement of Operations.

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

During the first quarter of fiscal 2023, Vicon completed the closure of its discontinued operating entity Vicon Systems, Ltd. located in Israel. The Company received funds related to benefit obligations of $96,095, which at the time of operational closure were not guaranteed to be retrievable. The company paid $7,010 in consulting fees for assistance in retrieving these funds. The net amount of $89,085 is recognized on the Company’s Consolidated Income Statement as part of the Loss on Discontinued Operations.

Gain/(loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the years ended September 30, 2024 and 2023, are as follows.

	Year ended September 30,
	2024	2023

Total net sales	$-	$649,061
Cost of sales	-	57,429
Operating, selling, general and administrative expenses	681	1,104,506
Other (income)/expenses	-	3,195
Income (loss) from discontinued operations	(681)	(516,069)
Amortization of discounted royalties	53,126	44,272
Loss on sale of discontinued operations	-	(2,455,341)
Adjustment of benefit obligation	-	89,085
Income tax provision	9,321	-
Discontinued operations, net of tax	$43,124	$(2,838,053)

NOTE 24 – SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. The Company concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

Preferred shares issued for dividend

On October 7, 2024, the Company issued 123,167 shares of its Series 1 Preferred Stock to for dividends. The dividend was paid to shareholders of record as of September 30, 2024.

Common shares issued subsequent to financial statements date

On various dates subsequent to September 30, 2024, 1,324,503 shares of common stock were issued to satisfy Series A Warrants with an aggregate strike price value of $9,998,205 and a fair market value of $21,515,777.

On various dates subsequent to September 30, 2024, 333,650 shares of common stock were issued to satisfy Series B Warrants with an aggregate strike price value of $1,050,597 and a fair market value of $1,095,731.

On various dates during November and December 2024, 51,833 shares of common stock were issued to make up for fractional shares from the November 26, 2024 reverse stock split.

Strategic Investment

On October 17, 2024, and November 18, 2024, the Company made an additional $50,000 investment, on each date via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined.

Common Stock Reverse Stock Split

On October 2, 2024 and November 26, 2024, the Company completed a 60:1 and 35:1, respectively, reverse stock split of its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

Issuance of Note payable

On November 21, 2024, the Company issued a note payable to Streeterville Capital, LLC, in the amount of $580,000. This note carries interest of 8% and matures on May 21, 2026. After deduction of an original issue discount of $75,000 and legal fees of $5,000, the Company received $500,000 in cash.

