Form 10-K/A
period 2024-09-30
CEMTREX INC
filed 2025-01-10
CIK 1435064

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

Explanatory Note

Cemtrex, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on December 30, 2024 (the “Original Filing”).

This Form 10-K/A is being filed for the purpose of amending the beneficial ownership table contained in Part III, Item 12 to include missing 5% shareholders to the disclosure that were inadvertently left out of the Original Filing. Accordingly, this Amendment consists only of the facing page, this explanatory note, Item 12, Item 15, the signature pages to Form 10-K and the applicable exhibits.

As required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Form 10-K/A does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

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

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of December 23, 2024, are deemed outstanding. Such shares, however, are not deemed as of December 23, 2024, outstanding for the purpose of computing the percentage ownership of any other person.

	Name and Address				Percentage of Issued	Percentage of
Title of Class	of Beneficial Owner	Title	Amount Owned		Common Stock (1)	voting stock (2)

Common Stock	Saagar Govil	Chairman of the Board,	30		0%	*
	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	153,153		—	1.3%
(Series 1)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

Preferred Stock	Saagar Govil	Chairman of the Board,	50,000	(3)	—	71.9%
(Series C)	276 Greenpoint Avenue, Suite 208	Chief Executive Officer,
	Brooklyn, NY 11222	and President

	Paul J. Wyckoff	Interim Chief Financial	—		—	*
	276 Greenpoint Avenue, Suite 208	Officer
	Brooklyn, NY 11222

Common Stock	Brian Kwon	Director	2		*	*
	276 Greenpoint Avenue, Suite 208
	Brooklyn, NY 11222

Common Stock	Manpreet Singh	Director	2		*	*
	276 Greenpoint Avenue, Suite 208
	Brooklyn, NY 11222

Common Stock	Metodi Filipov	Director	2		*	*
	276 Greenpoint Avenue, Suite 208
	Brooklyn, NY 11222

	All directors and executive officers as a group (5 persons)		203,189	(4)	*	73.1%

	5% Holders

Common Stock	Altium Capital Management, LP (5)		172,244		9.99%	*

Common Stock	L1 Capital Global Opportunities Master Fund, Ltd. (6)		172,244		9.99%	*

Common Stock	S.H.N. Financial Investments Ltd. (7)		172,244		9.99%	*

Common Stock	Michael Bigger (8)		172,244		9.99%	*

Common Stock	Hal Mintz (9)		172,244		9.99%	*

*	Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 1,724,162 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options and warrants.

(2)	This percentage is based on the 1,724,162 shares of our Common Stock outstanding, the 17,258,862 votes that the Series C Preferred Stock is entitled to vote, and the 5,031,788 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	Pursuant to the Certificate of Designation of the Series C Preferred Stock, each issued and outstanding share of Series C Preferred Stock are entitled to the number of votes per share equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

(4)	Consists of actual amount of Common Stock, Series C, and Series 1 Preferred Stock owned. As described above each share of Series C is entitled to 345.17724 votes. Series 1 Preferred Stock is entitled to 2 votes per share.

(5)	Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on May 8, 2024, by Altium Growth Fund, LP, Altium Capital Management, LLC, and Altium Growth GP, LLC (collectively, the “Altium Entities”). Altium Growth Fund, LP is the record and direct beneficial owner of these securities. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own securities, owned by, Altium Growth Fund, LP. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by, Altium Growth Fund, LP. The address of the principal business office of each of the Altium Entities is 152 West 57 Street, FL 20, New York, NY 10019.

(6)	Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on May 10, 2024, by L1 Capital Global Opportunities Master Fund, Ltd. David Feldman and Joel Arber are the Directors of L1 Capital Global Opportunities Master Fund, Ltd. As such, L1 Capital Global Opportunities Master Fund, Ltd., Mr. Feldman, and Mr. Arber may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) the Company’s securities. The address of the principal business office of by L1 Capital Global Opportunities Master Fund, Ltd. is 161A Shedden Road, 1 Artillery Court PO Box 10085 Grand Cayman, Cayman Islands KY1-1001.

(7)	Share ownership information is based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on May 13, 2024, by S.H.N. Financial Investments Ltd. S.H.N. Financial Investments Ltd. is the record and direct beneficial owner of these securities. The address of the principal business office of S.H.N. Financial Investments Ltd.is Herzliya Hills, Arik Einstein 3, Israel, 4610301.

(8)	Mr. Bigger serves as the managing member of Bigger Capital Fund GP, LLC and the managing member of District 2 Holdings LLC, which may be deemed to beneficially own the shares underlying warrants. The address for Mr. Bigger is 2250 Red Springs Drive, Las Vegas, NV 89135.

(9)	Shares underlying warrants held by Sabby Volatility Warrant Master Fund, Ltd. Hal Mintz has control over Sabby Management LLC that has voting and control over the shares held by Sabby Volatility Warrant Master Fund, Ltd. The address of Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007 Cayman Islands..

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.9	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.11	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.13	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.14	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.15	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.16	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023	Form 10-Q	5/11/2023
10.2	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	5/11/2023
10.3	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LL	Form 10-Q	5/11/2023
10.4	Securities Purchase Agreement dated June 1, 2020	Form 8-K	6/4/2020
10.5	Securities Purchase Agreement dated June 9, 2020	Form 8-K	6/12/2020
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021	Form 8-K	2/26/2021
10.7	Securities Purchase Agreement dated February 22, 2022	Form 10-Q	5/16/2022
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022	Form 10-Q	5/16/2022
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.10	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.12	2020 Equity Compensation Plan	Form S-8	8/17/2020
10.13	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/6/2023
10.14	Form of Lock-Up Agreement	Form S-1/A	4/30/2024
10.15	Note Purchase Agreement between Cemtrex Inc. and Streeterville Capital, LLC, dated September 30, 2021	Form S-1/A	4/30/2024
10.16	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated September 14, 2022	Form S-1/A	4/30/2024
10.17	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated August 30, 2023	Form S-1/A	4/30/2024
10.18	Form of Underwriting Agreement	Form 8-K	5/3/2024
10.19	Standstill Agreement, dated April 30, 2024	Form 8-K	5/1/2024
21.1	Subsidiaries of the Registrant	Form 10-K	12/30/2024
23.1	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm	Form 10-K	12/30/2024
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/4/2022
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

January 10, 2025	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

January 10, 2025	By:	/s/ Paul J. Wyckoff
Paul J. Wyckoff,
CFO (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 10, 2025	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

January 10, 2025	By:	/s/ Paul J. Wyckoff
Paul J. Wyckoff,
CFO (Principal Financial and Accounting Officer)

January 10, 2025	By:	/s/ Brian Kwon
Brian Kwon,
Director

January 10, 2025	By:	/s/ Manpreet Singh
Manpreet Singh,
Director

January 10, 2025	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

