Form 10-Q
period 2024-12-31
CEMTREX INC
filed 2025-02-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2024

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 7, 2025, the issuer had 1,784,575 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information.

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2024	2024
Assets
Current assets
Cash and cash equivalents	$4,224,130	$3,897,511
Restricted cash	1,240,124	1,522,881
Trade receivables, net	9,202,802	11,159,676
Trade receivables, net - related party	524,838	685,788
Inventory, net	11,115,435	6,988,529
Contract assets, net	1,541,239	985,207
Prepaid expenses and other current assets	1,195,128	1,456,687
Total current assets	29,043,696	26,696,279

Property and equipment, net	9,695,289	9,133,578
Right-of-use operating lease assets	1,837,769	1,933,378
Royalties receivable, net - related party	274,756	456,611
Goodwill	3,708,347	3,708,347
Other	2,129,566	2,187,265
Total Assets	$46,689,423	$44,115,458

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$3,469,117	$4,520,173
Sales tax payable	9,515	73,024
Revolving line of credit	4,096,898	3,125,011
Current maturities of long-term liabilities	6,745,423	4,732,377
Operating lease liabilities - short-term	845,535	832,823
Deposits from customers	320,130	408,415
Accrued expenses	1,628,618	1,393,902
Accrued payable on inventory in transit	5,149,660	640,450
Contract liabilities	1,279,185	1,254,204
Deferred revenue	1,206,052	1,297,616
Accrued income taxes	163,170	314,827
Total current liabilities	24,913,303	18,592,822
Long-term liabilities
Long-term debt	11,893,371	13,270,178
Long-term operating lease liabilities	1,049,307	1,159,204
Other long-term liabilities	307,468	274,957
Deferred Revenue - long-term	560,653	658,019
Warrant liabilities	9,454,842	5,199,436
Total long-term liabilities	23,265,641	20,561,794
Total liabilities	48,178,944	39,154,616

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized,
Series 1, 3,000,000 shares authorized, 2,579,994 shares issued and
2,515,894 shares outstanding as of December 31, 2024 and 2,456,827 shares issued and
2,392,727 shares outstanding as of September 30, 2024 (liquidation value of $10 per share)	2,580	2,457
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at
December 31, 2024 and September 30, 2024	50	50
Common stock, $0.001 par value, 70,000,000 shares authorized,
1,784,575 shares issued and outstanding at December 31, 2024 and
14,176 shares issued and outstanding at September 30, 2024	1,785	14
Additional paid-in capital	95,876,237	73,262,536
Accumulated deficit	(100,109,753)	(71,355,386)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at December 31, 2024,
and September 30, 2024	(148,291)	(148,291)
Accumulated other comprehensive income	2,817,858	2,949,297
Total Cemtrex stockholders’ equity	(1,559,534)	4,710,677
Non-controlling interest	70,013	250,165
Total liabilities and stockholders’ equity	$46,689,423	$44,115,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	December 31, 2024	December 31, 2023

Revenues	13,739,899	16,878,166
Cost of revenues	8,037,963	9,795,767
Gross profit	5,701,936	7,082,399
Operating expenses
General and administrative	7,093,289	6,971,966
Research and development	890,083	848,805
Total operating expenses	7,983,372	7,820,771
Operating loss	(2,281,436)	(738,372)
Other (expense)/income
Other income, net	34,973	78,411
Interest expense	(483,913)	(583,683)
Loss on exercise of warrant liabilities	(15,796,105)	-
Changes in fair value of warrant liability	(10,020,212)	-
Total other expense, net	(26,265,257)	(505,272)
Net loss before income taxes	(28,546,693)	(1,243,644)
Income tax expense	(120,538)	(70,751)
Loss from Continuing operations	(28,667,231)	(1,314,395)
(Loss)/income from discontinued operations, net of tax	(267,288)	10,492
Net loss	(28,934,519)	(1,303,903)
Less net loss in noncontrolling interest	(180,152)	(96,409)
Net loss attributable to Cemtrex, Inc. stockholders	$(28,754,367)	$(1,207,494)
(Loss)/income per share - Basic & Diluted
Continuing Operations	$(16.15)	$(2,440.85)
Discontinued Operations	$(0.15)	$21.03
Weighted Average Number of Shares-Basic & Diluted	1,764,341	499

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended
	December 31, 2024	December 31, 2023
Other comprehensive loss
Net loss	$(28,934,519)	$(1,303,903)
Foreign currency translation (loss)/gain	(131,439)	227,764
Comprehensive loss	(29,065,958)	(1,076,139)
Comprehensive loss attributable to noncontrolling interest	(180,152)	(96,409)
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(28,885,806)	$(979,730)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock, 64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional		Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	interest
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	14,176	$14	$73,262,536	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165
Foreign currency translation loss										(131,439)	(131,439)
Share-based compensation							4,087				4,087
Dividends paid in Series 1 preferred shares	123,167	123					(123)				-
Exercise of Series A warrants					1,436,749	1,437	21,514,340				21,515,777
Exercise of Series B warrants					333,650	334	1,095,397				1,095,731
Income/(loss) attributable to noncontrolling interest												(180,152)
Net loss								(28,754,367)			(28,754,367)
Balance at December 31, 2024	2,579,994	$2,580	50,000	$50	1,784,575	$1,785	$95,876,237	$(100,109,753)	$(148,291)	$2,817,858	$(1,559,534)	$70,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

 Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock, 64,100 shares of Series 1 Preferred Stock	Accumulated other Comprehensive Income	Cemtrex Stockholders’ Equity	Non- controlling interest
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	498	$1	$68,882,750	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179
Foreign currency translation gain										227,764	227,764
Share-based compensation							7,557				7,557
Shares issued to pay notes payable					5		40,000				40,000
Dividends paid in Series 1 preferred shares	115,037	115					(115)				-
Income/(loss) attributable to noncontrolling interest											-	(96,409)
Net loss								(1,207,494)			(1,207,494)
Balance at December 31, 2023	2,408,053	$2,408	50,000	$50	503	$1	$68,930,192	$(65,333,389)	$(148,291)	$3,304,470	$6,755,441	$559,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(28,934,519)	$(1,303,903)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	337,259	368,301
Loss on disposal of property and equipment	18,846	-
Noncash lease expense	254,695	193,281
Bad debt (recovery)/expense	(7,367)	11,964
Contract modification - related party	280,545	-
Share-based compensation	4,087	7,557
Shares issued to pay for services	-	40,000
Accrued interest on notes payable	262,107	327,132
Non-cash royalty income	(13,797)	(13,282)
Amortization of original issue discounts on notes payable	4,167	-
Loan origination costs	5,000	18,133
Loss on exercise of warrant liabilities	15,796,105	-
Changes in fair value of warrant liability	10,020,212	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	1,964,241	(696,824)
Trade receivables - related party	66,057	(163,349)
Inventory	(4,126,906)	800,602
Contract assets	(556,032)	45,066
Prepaid expenses and other current assets	261,559	636,906
Other assets	157,699	(54,592)
Accounts payable	(1,051,056)	(2,072,392)
Accounts payable - related party	-	221
Sales tax payable	(63,509)	(25,116)
Operating lease liabilities	(256,271)	(193,130)
Deposits from customers	(88,285)	26,179
Accrued expenses	4,743,926	(941,698)
Contract liabilities	24,981	8,406
Deferred revenue	(188,930)	(54,982)
Income taxes payable	(149,142)	(7,823)
Other liabilities	32,511	(95,730)
Net cash used by operating activities	(1,201,817)	(3,139,073)

Cash Flows from Investing Activities
Purchase of property and equipment	(924,428)	(290,666)
Proceeds from sale of property and equipment	5,529	-
Royalties on related party revenues	10,000	-
Proceeds from sale of marketable securities	-	356
Investment in MasterpieceVR	(100,000)	(100,000)
Net cash used by investing activities	(1,008,899)	(390,310)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	7,025,841	11,655,935
Payments on revolving line of credit	(6,053,954)	(8,371,144)
Payments on debt	(124,912)	(2,304,903)
Payments on Paycheck Protection Program Loans	(10,123)	(10,120)
Proceeds on bank loans	-	28,331
Proceeds from notes payable	500,000	-
Proceeds from warrant exercises	1,050,597	-
Net cash provided by financing activities	2,387,449	998,099

Effect of currency translation	(132,871)	198,454
Net decrease in cash, cash equivalents, and restricted cash	176,733	(2,531,284)
Cash, cash equivalents, and restricted cash at beginning of period	5,420,392	6,349,562
Cash, cash equivalents, and restricted cash at end of period	$5,464,254	$4,016,732

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$4,224,130	$2,835,216
Restricted cash	1,240,124	1,181,516
Total cash, cash equivalents, and restricted cash	$5,464,254	$4,016,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$217,639	$238,418
Cash paid during the period for income taxes, net of refunds	$269,680	$176,378

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay for services	$-	$40,000
Financing of fixed asset purchase	$-	$28,331
Series A Warrant Exercises	$21,515,777	$-
Noncash recognition of new leases	$159,086	$-

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

Security

Cemtrex’s Security segment operates under the brand of its subsidiary, Vicon Industries, Inc. (“Vicon”), which provides end-to-end security solutions to meet the toughest corporate, industrial, and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

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

Nasdaq Notices for Listing Deficiencies

On June 14, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share. The notification letter also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by December 11, 2024. On December 11, 2024, we received a notification letter from the Nasdaq notifying us that we have regained compliance with the Minimum Bid Requirement.

The Reverse Stock Split would potentially increase our bid price such that we maintain the Minimum Bid Requirement required for maintaining the listing requirements for the Nasdaq Capital Market. Although we currently meet the Nasdaq Minimum Bid Requirement, out of abundance of caution, we believe that a future reverse split may be necessary in the future if we were to fall short of the Minimum Bid Price Requirement.

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

On October 23, 2024, the Company received a letter from Nasdaq that it had been granted an extension to February 17, 2025, to regain compliance with the Minimum Stockholder’s Equity Requirement.

On January 2, 2025, the Company received a letter from Nasdaq notifying the Company that based on the Company’s Form 10-K filed on December 30, 2024, evidencing stockholders’ equity of $4,710,677, Nasdaq has determined that the Company complies with the Minimum Stockholder’s Equity Requirement and this matter is now closed.

Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Pursuant to the requirements of the ASC 205, management must evaluate whether there are conditions or events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

The Company has incurred substantial operational losses of $5,269,745 and $1,511,508 for fiscal years 2024 and 2023, respectively, and an operational loss of $2,281,438 for the three months ended December 31, 2024. Additionally, the Company has debt obligations over the next fiscal year of $10,842,321 and working capital of $4,130,393, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $4,224,130 in cash as of December 31, 2024. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of December 31, 2024, has available capacity of $903,102, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products and introducing new innovative products to grow revenues, (iii) raised $9,039,959 in net proceeds through our May 2024 equity financing and anticipate up to $10 million when the Series B warrants are exercised, and (iv) on October 2, 2024, and November 26,2024 has effected a 60:1 and a 35:1 reverse stock split, respectively, on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our long-term needs and our above plans in the short term may prove to be inadequate to continue as a going concern. Thus, despite our cash on hand, our ability to draw on our credit line, or changes to our pricing models, and other safeguards, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently do not have adequate cash to meet our short or long-term needs. The condensed consolidated financial statements do not include any adjustments relating to this uncertainty.

The unaudited condensed consolidated financial statements do not include any adjustments relating to this uncertainty.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. This had no effect on the Company's statement of operations or retained earnings. The reclassification was to the caption “Accrued expenses” a portion of which has been reclassified to “Accrued payable on inventory in transit” on the condensed consolidated balance sheet The following table illustrates the reclassifications made.

	September 30, 2024
CONDENSED CONSOLIDATED BALANCE SHEETS	As previously reported	Reclassification	As revised
Accrued expenses	$2,034,352	$(640,450)	$1,393,902
Accrued payable on inventory in transit	$-	$640,450	$640,450

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2024, of Cemtrex, Inc.

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

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2024, includes a summary of the significant accounting policies used in the preparation of the unaudited condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. ASU 2023-07 is effective for the Company for annual reporting for fiscal 2025 and for interim period reporting beginning in fiscal 2026 on a retrospective basis. Early adoption is permitted. On October 1, 2024, the Company implemented this standard and there has been no material change to the unaudited condensed consolidated financial statements.

On June 30, 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. On the basis of interpretations of existing guidance and the current illustrative example in ASC 820-10-55-52 of a restriction on the sale of an equity instrument, some entities use a discount for contractual sale restrictions when measuring fair value, while others view the application of such a discount to be inconsistent with the principles of ASC 820. To reduce the diversity in practice and increase the comparability of reported financial information, ASU 2022-03 clarifies this guidance and amends the illustrative example. ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. On October 1, 2024, the Company implemented this standard and there has been no material change to the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt this standard prospectively in fiscal year 2026 for the annual reporting period ending September 30, 2026. The Company is currently in the process of evaluating the impact of adoption on the unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses”, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on the unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. Adoption can be on a prospective or retrospective basis. The Company is currently in the process of evaluating the impact of adoption on the unaudited condensed consolidated financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three months ended December 31, 2024 and 2023:

	For the three months ended
	December 31, 2024	December 31, 2023
Over time	66%	52%
Point-in-time	34%	48%

NOTE 4 – LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three months ended December 31, 2024, and 2023, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended December 31,
	2024	2023
Options	18	18
Warrants	3,318,556	-

For the three months ended December 31, 2024 and 2023, loss per share basic and diluted for continuing operations are calculated as follows:

	For the three months ended December 31,
	2024	2023
Loss from Continuing operations	$(28,667,231)	$(1,314,395)
Less loss in noncontrolling interest	(180,152)	(96,409)
Preferred stock dividends	-	-
Net loss applicable to common shareholders	(28,487,079)	(1,217,986)
Weighted Average Number of Shares-Basic & Diluted	1,764,341	499
Loss per share - Basic & Diluted - Continuing Operations	$(16.15)	$(2,440.85)

In accordance with ASC 260-45-13, the common shares underlying the Series A Warrants under the alternative cashless exercise have been included in the calculation of the weighted average shares.

NOTE 5 – SEGMENT INFORMATION

The Company reports and evaluates financial information for two reportable segments: the Security segment and the Industrial Services segment. The Chief Operating Decision Maker (“CODM”) for all segments is Saagar Govil, the CEO of the Company.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	For the three months ended December 31, 2024				For the three months ended December 31, 2023
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
External revenues	$5,453,699	$8,286,200	$-	$13,739,899	$9,167,801	$7,710,365	$-	$16,878,166
Cost of revenues	2,613,940	5,424,023	-	8,037,963	4,650,854	5,144,913	-	9,795,767
Gross profit	$2,839,759	$2,862,177	$-	$5,701,936	$4,516,947	$2,565,452	$-	$7,082,399
Operating expenses
General, and administrative	3,759,298	1,761,403	1,234,867	6,755,566	4,327,628	1,529,263	746,774	6,603,665
Depreciation and amortization	86,023	251,700	-	337,723	128,152	240,149	-	368,301
Research and development	890,083	-	-	890,083	848,805	-	-	848,805
Operating (loss)/income	$(1,895,645)	$849,074	$(1,234,867)	$(2,281,436)	$(787,638)	$796,040	$(746,774)	$(738,372)
Other expense	$(392,917)	$(78,226)	$(25,794,112)	$(26,265,257)	$(134,261)	$(108,144)	$(262,867)	$(505,272)

	December 31,	September 30,
	2024	2024
Identifiable Assets
Security	$19,855,045	$17,253,328
Industrial Services	24,735,451	24,576,055
Corporate	2,098,927	2,286,075
Total Assets	$46,689,423	$44,115,458

Unallocated corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related to audit and taxes, legal expenses related to corporate matters, interest expense on notes payable, and Series A and B Warrants transaction losses.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $1,055,100 at December 31, 2024, and $1,030,606 at September 30, 2024. Additionally, there was $100,000 of restricted cash in escrow per the purchase agreement with Heisey Mechanical, Ltd, as of December 31, 2024 and September 30, 2024, an additional $22,349 and $325,340 in escrow related to bond requirements on certain public projects as of December 31, 2024, and September 30, 2024, respectively, and $62,675 and $66,935 in deposit guarantees as of December 31, 2024, and September 30, 2024, respectively.

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

The Company’s fair value liabilities at December 30, 2024 and September 30, 2024, are as follows.

	Quoted Prices	Significant	Significant	Balance
	in Active	Other	Unobservable	as of
	Markets for	Observable	Inputs	December 31,,
	Identical Assets	Inputs	(Level 3)	2024
	(Level 1)	(Level 2)
Liabilities
Warrant liabilities	$717,200	$8,737,642	$-	$9,454,842

	$717,200	$8,737,642	$-	$9,454,842

	Quoted Prices	Significant	Significant	Balance
	in Active	Other	Unobservable	as of
	Markets for	Observable	Inputs	September 30,
	Identical Assets	Inputs	(Level 3)	2024
	(Level 1)	(Level 2)

Liabilities
Warrant liabilities	$4,160,658	$1,038,778	$-	$5,199,436

	$4,160,658	$1,038,778	$-	$5,199,436

A summary of the warrant liabilities activity for the three months ended December 31, 2024, is as follows:

	Series A Warrants	Series B Warrants	Total
Warrant Liabilities at September 30, 2024	$4,160,658	$1,038,778	$5,199,436
Warrants Issued	-	-	-
Warrants Exercised	(5,669,908)	(94,898)	(5,764,806)
Fair market revaluation	2,226,450	7,793,762	10,020,212
Warrant Liabilities at December 31, 2024	$717,200	$8,737,642	$9,454,842

For the three months ended December 31, 2024, the company recognized losses on changes in fair value of warrant liability of $10,020,212 which represents the change in the fair value of the of the warrants unexercised at the measurement period.

For the three months ended December 31, 2024, the company recognized losses on exercise of warrant liabilities of $15,796,105 which represents the difference between the fair value of the shares issued and the fair value of the warrants exercised.

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consist of the following:

	December 31,	September 30,
	2024	2024
Trade receivables	$9,351,353	$11,315,594
Allowance for credit losses	(148,551)	(155,918)
	$9,202,802	$11,159,676

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2024	September 30, 2024

Prepaid expenses	$603,800	$547,914
Prepaid inventory	210,727	301,605
Deferred costs	34,886	71,359
Short-term investments	14,153	13,871
Prepaid income taxes	331,562	462,997
VAT and GST tax receivable	-	58,941
Prepaid expenses and other current assets total	$1,195,128	$1,456,687

NOTE 10 – INVENTORY, NET

Inventory, net consisted of the following:

	December 31,	September 30,
	2024	2024
Raw materials	$712,225	$421,557
Work in progress	288,819	272,910
Finished goods	10,114,391	6,294,062
Inventory, net	11,115,435	6,988,529

The Company maintained an allowance for obsolete inventories of $1,016,347 and $1,044,530 at December 31, 2024 and September 30, 2024, respectively.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	September 30,
	2024	2024
Land	$945,279	$945,279
Building and leasehold improvements	4,402,191	4,388,556
Furniture and office equipment	600,186	600,186
Computers and software	1,333,135	1,333,135
Machinery and equipment	14,448,274	13,578,702
	21,729,065	20,845,858
Less: Accumulated depreciation	(12,033,776)	(11,712,280)
Property and equipment, net	$9,695,289	$9,133,578

Depreciation expense for the three months ended December 31, 2024 and 2023, was $337,259 and $368,301, respectively and is recorded in cost of revenues and general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12 – GOODWILL

Changes in the carrying amount of goodwill, by segment, are as follows:

	Security	Industrial Services	Consolidated
Balance at September 30, 2024	$-	$3,708,347	$3,708,347
Impairment /adjustments	-	-	-
Balance at December 31, 2024	$-	$3,708,347	$3,708,347

As of December 31, 2024, and September 30, 2024, accumulated impairment losses of $3,846,475, have been recorded related to the Security segment.

NOTE 13 – OTHER ASSETS

On November 13, 2020, and January 19, 2022, Cemtrex made $500,000 investments, on July 18, 2023, and October 5, 2023, made additional $100,000 investments, and on October 17, 2024, and November 18, 2024, made additional $50,000 investments on each respective date, via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying consolidated balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the three months ended December 31, 2024 and 2023.

Other assets consisted of the following:

	December 31, 2024	September 30, 2024
Rental deposits	$194,117	$194,796
Investment in Masterpiece VR	1,300,000	1,200,000
Other deposits	193,825	350,845
Demonstration equipment supplied to resellers	441,624	441,624
Other assets total	$2,129,566	$2,187,265

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2024	September 30, 2024
Accrued expenses	$735,207	$352,938
Accrued payroll	670,709	818,262
Accrued warranty	222,702	222,702
Accrued expenses total	$1,628,618	$1,393,902

NOTE 15 – DEFERRED REVENUE

The Company’s deferred revenue as of and for the three months ended December 31, 2024, and 2023, were as follows:

	For the three months ended
	December 31, 2024	December 31, 2023

Deferred revenue at beginning of period	$1,955,635	$2,311,334
Net additions:
Deferred software revenues	364,145	659,970
Recognized as revenue:
Deferred software revenues	(553,075)	(714,952)
Deferred revenue at end of period	1,766,705	2,256,352
Less: current portion	1,206,052	1,562,107
Long-term deferred revenue at end of period	$560,653	$694,245

For the three months ended December 31, 2024 and 2023, the Company recognized revenue of $501,666, and $608,843, respectively, that was previously included in the beginning balance of deferred revenues.

NOTE 16 – CONTRACT ASSETS AND LIABILITIES

Project contracts typically provide for a schedule of billings on percentage of completion of specific tasks inherent in the fulfillment of the Company’s performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statements of operations can and usually does differ from amounts that can be billed to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceeds cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the unaudited condensed consolidated balance sheets under the caption “Contract assets.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized are reflected as a current liability in the unaudited condensed consolidated balance sheets under the caption “Contract liabilities.” Conditional retainage represents the portion of the contract price withheld until the work is substantially complete for assurance of the Company’s obligations to complete the job.

The following is a summary of the Company’s uncompleted contracts:

	December 31, 2024	September 30, 2024
Costs incurred on uncompleted contracts	$11,837,535	$12,724,334
Estimated gross profit	2,690,875	3,006,692
	14,528,410	15,731,026
Applicable billings to date	(14,266,356)	(16,000,023)
Net earnings in excess of billings / (billing in excess of costs)	$262,054	$(268,997)

For the three months ended December 31, 2024 and 2023, the Company recognized revenue of $760,431 and $791,161, respectively, that was previously included in the beginning balance of contract liabilities.

The following table summarizes the net activity of the contract assets and contract liabilities for the three- period ended December 31 2024 and 2023.

	For three months ended
	December 31, 2024	December 31, 2023
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$985,207	$1,739,201
Changes in revenue billed, contract price or cost estimates	556,032	(45,066)
Contract asset, net, ending balance	$1,541,239	$1,694,135
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(1,254,204)	$(980,319)
Changes in revenue billed, contract price or cost estimates	(24,981)	(8,406)
Contract liability, ending balance	$(1,279,185)	$(988,725)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$(268,997)	$758,882
Changes in revenue billed, contract price or cost estimates	$531,051	(53,472)
Net billings in excess of costs, ending balance	$262,054	$705,410

NOTE 17 – RELATED PARTY TRANSACTIONS

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

On January 6, 2025, the Company and Saagar Govil signed an agreement to revise the purchase price structure and payment terms.

The Agreement’s Purchase Price provisions was amended to reflect that the Purchase Price will solely consist of the royalties based on the actual revenues generated in the three years following closing. The provision requiring the total sum of royalties to reach a minimum of $820,000, with any shortfall to be paid by Purchaser, was removed from the Agreement.

Additionally, it was agreed that the payment terms due under the royalties shall be as follows commencing on January 1, 2025:

●	First Year (January 2025) Monthly Payment: $10,000
●	Second Year (January 2026) Monthly Payment: $20,000
●	Balloon Payment at the end of the Second Year (December 31, 2026): Total outstanding royalties

This transaction was approved by the Board of Directors with Saagar Govil abstaining from the vote.

As of December 31, 2024, management had been engaged in negotiations with Mr. Govil regarding the amendment to the contract, as both parties sought to modify the agreement as stated above. Based on the status of negotiations at year-end and the high likelihood that the modification would be finalized, management determined that it was appropriate to remove the previously recognized royalty receivable of $280,545 from the financial statements as of December 31, 2024.

As of December 31, 2024, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $404,756, of which $120,000 is considered short-term and is presented on the Company’s unaudited Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party. The Company has taken a $10,000 allowance for expected credit losses against these royalties.

As of December 31, 2024, there was $524,838 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $60,628 are related to costs paid by Cemtrex related to payroll during the transition of employees to the new company and subscription services that are set up on auto pay with a credit card. $120,000 is the short-term due on the royalties on CXR, Inc.’s revenues. The remaining $344,210 is related to services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business.

NOTE 18 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3.30 years at December 31, 2024, and 3.30 years at September 30, 2024. The weighted average discount rate used to measure lease liabilities was approximately 6.22% at December 31, 2024, and 6.54% at September 30, 2024. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month. Short-term rent expense was $1,800 for the three months ended December 31, 2024, and 2023.

The Company’s security segment leases approximately 705 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $4,202 per month. Short-term rent expense was $12,606 for the three months ended December 31, 2024 and $5,550 for the three months ended December 31, 2023.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the unaudited condensed consolidated balance sheet at December 31, 2024, is set forth below:

Years ending September 30,	Operating Leases
2025	715,839
2026	772,248
2027	411,566
2028	148,965
2029	10,519
Undiscounted lease payments	2,059,137
Amount representing interest	(137,234)
Discounted lease payments	1,921,903
Less short-term operating lease liabilities	845,535
Long-term operating lease liabilities	$1,076,368

Lease costs for the three months ended December 31, 2024, and 2023 are set forth below:

	For the three months ended December 31,
	2024	2023
Operating lease costs	256,271	193,432
Short-term lease costs	14,406	18,261
Total lease cost	$270,677	$211,693

NOTE 19 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of December 31, 2024, the Company had enough eligible assets to access the full credit line. The Company was in compliance with all loan covenants as of December 31, 2024. As of December 31, 2024, and September 30, 2024, this loan had a balance of $4,096,898, and $3,125,011, respectively.

Standstill Agreement

On April 30, 2024, the Company entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of one year expiring on April 30, 2025, with $239,813 classified as short-term, and in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. During fiscal year 2024, the Company has paid Streeterville $4,588,897 under this agreement.

Notes payable

On November 21, 2024, the Company, issued a note payable to Streeterville Capital, LLC in the amount of $580,000. This note carries interest of 8% and matures on May 21, 2026. After deduction of an original issue discount of $75,000 and legal fees of $5,000, the Company received $500,000 in cash. As of December 31, 2024, this note had unamortized original issue discount balance of $70,833.

The following table outlines the Company’s secured liabilities:

			December 31,	September 30,
	Interest Rate	Maturity	2024	2024
Fulton Bank - $360,000 fund equipment for AIS.The Company was in compliance with loan covenants as of December 31, 2024. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.86% as of December 31, 2024 and 7.33% as of September 30, 2024).	1/31/2025	7,132	28,302

Fulton Bank - $312,000 fund equipment for AIS.The Company was in compliance with loan covenants as of December 31, 2024. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.86% as of December 31, 2024 and 7.33% as of September 30, 2024).	9/30/2029	298,681	312,000

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of December 31, 2024. This loan is secured by the underlying asset.	SOFR plus 2.62% (7.11% on December 31, 2024 and 7.58% on September 30, 2024).	1/28/2040	2,094,230	2,113,337

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043;The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (7.29% as of December 31, 2024 and 7.76% as of September 30, 2024).	9/30/2043	1,169,221	1,176,112

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (7.29% as of December 31, 2024 and 7.76% as of September 30, 2024).	7/1/2030	1,817,195	1,881,621

Note payable - $5,755,000 -Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0, as of December 31, 2024 and September 30, 2024.	8%	6/30/2025	249,821	244,766

Note payable - $9,205,000.Less original issue discount$1,200,000 and legal fees$5,000,net cash received $8,000,000.28,572 shares of common stock valued at $700,400 recognized as additional original issue discount.Unamortized original issue discount balance of $0 as of December 31, 2024 and September 30, 2024.	8%	2/22/2026	12,447,664	12,195,789

Note payable - $580,000.Less original issue discount$75,000 and legal fees$5,000,net cash received $500,000.Unamortized original issue discount balance of $70,833 as of December 31, 2024.	8%	5/21/2026	585,178	-

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	40,505	50,628

Total debt			$18,709,627	$18,002,555
Less: Current maturities			(6,745,423)	(4,732,377)
Less: Unamortized original issue discount			(70,833)	-
Long-term debt			$11,893,371	$13,270,178

NOTE 20 – STOCKHOLDERS’ EQUITY

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

During the three months ended December 31, 2024, 123,167 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of December 31, 2024, and September 30, 2024, there were 2,579,994 and 2,456,827 shares of Series 1 Preferred Stock issued and 2,515,894 and 2,392,727 shares of Series 1 Preferred Stock outstanding, respectively.

Common Stock

On October 2, 2024, and November 26, 2024, the Company completed a 60:1 and 35:1, respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

During the three months ended December 31, 2024, 1,436,749 shares of common stock were issued for the exercise of 3,946,790 Series A Warrants under the Alternative Cashless Exercise option as adjusted for reverse stock splits and exercise price adjustments.

During the three months ended December 31, 2024, 330,650 shares of common stock were issued for the exercise of 330,650 Series B Warrants.

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

The following table summarizes information about shares issuable under warrants outstanding as of December 31, 2024.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2023	-
Warrants granted	65,327,640	$0.85
Warrants exercised	(15,618,593)	$0.61
Warrants forfeited	-
Warrants cancelled	-
Outstanding at September 30, 2024	49,709,047	$0.23	2.77
Warrants granted	-
Warrants exercised	(1,770,399)	$0.59
Warrants forfeited	-
Warrants cancelled	-
Exercise price adjustments	(44,371,916)
Outstanding at December 31, 2024	3,566,732	$2.93	4.17

On October 2, 2024, the Company completed a 60 for 1 reverse stock split. At the time, the Company had 12,059,879 Series A Warrants and 13,529,410 Series B Warrants outstanding at an exercise price of $0.85. According to the terms of the Series A and Series B warrants, in the event of a reverse stock split, the exercise price resets to the lowest VWAP during the period commencing five (5) consecutive trading days immediately preceding and the five (5) consecutive trading days commencing on the reverse stock split effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On October 7, 2024, it was determined that the exercise price has reset to $0.7488.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	12,059,879	$10,250,897	13,766,999
Series B Warrants	13,529,410	$11,499,999	15,444,550

On November 26, 2024, the Company completed a 35 for 1 reverse stock split. At the time, the Company had 1,201,932 Series A Warrants and 15,444,550 Series B Warrants outstanding at an exercise price of $0.7488. According to the terms of the Series A and Series B warrants, in the event of a reverse stock split, the exercise price resets to the lowest VWAP during the period commencing five (5) consecutive trading days immediately preceding and the five (5) consecutive trading days commencing on the reverse stock split effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On December 2, 2024, it was determined that the exercise price has reset to $3.1488.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	1,201,932	$894,954	284,225
Series B Warrants	15,444,550	$11,499,999	3,652,206

NOTE 21 – SHARE-BASED COMPENSATION

For the three months ended December 31, 2024, and 2023, the Company recognized $4,807 and $7,557 of share-based compensation expense on its outstanding options, respectively. As of December 31, 2024, $29,983 of unrecognized share-based compensation expense is expected to be recognized over a period of two years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the three months ended December 31, 2024, no options were granted, cancelled, or forfeited.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company and its subsidiaries are involved in legal proceedings that are incidental to the operation of our business. The Company continues to defend vigorously against all claims. Although the ultimate outcome of any legal matter cannot be predicted with certainty, based on present information, including assessment of the merits of the particular claim, as well as current accruals and insurance coverage, the Corporation does not expect that such legal proceedings will have a material adverse impact on its unaudited condensed consolidated financial statements.

NOTE 23 – INCOME TAXES

The Company recorded an income tax expense of approximately $120,538 and $70,751 from continuing operations for the three months ending December 31, 2024, and 2023, respectively. Thes taxes are related to our international operations and state taxes of certain subsidiaries.

As of year-end 2024, the Company had federal, state, and UK net operating losses (“NOL”) of approximately $71.7 million, $5.2 million, and $1.7 million respectively. The Company has pre 2018 TCJA NOLs and post 2017 TCJA NOLs. Pre 2018 NOLs will expire in 20 years with the first amount expiring in 2030 and the post 2017 NOLs can be carried forward indefinitely. Generally, state NOLs have different NOL carryforward rules, with some pre-2018 NOLs being able to be carried forward indefinitely. The first amount of state NOLs begin to expire in 2038. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s NOL carryforwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2021 through 2024 are subject to review by tax authorities.

The Company’s effective tax rate for the three months ended December 31, 2024, and 2023, was (.42%) and (5.69%) respectively.

NOTE 24 – SUBSEQUENT EVENTS

Contract Modification and Removal of Minimum Royalty Guarantee

On January 6, 2025, the Company and Saagar Govil signed an agreement to revise the purchase price structure and payment terms.

The Agreement’s Purchase Price provisions was amended to reflect that the Purchase Price will solely consist of the royalties based on the actual revenues generated in the three years following closing. The provision requiring the total sum of royalties to reach a minimum of $820,000, with any shortfall to be paid by Purchaser, was removed from the Agreement due to a downward net working capital adjustment related to the transaction.

Additionally, it was agreed that the payment terms due under the royalties shall be as follows commencing on January 1, 2025:

●	First Year (Jan 2025) Monthly Payment: $10,000
●	Second Year (Jan 2026) Monthly Payment: $20,000
●	Balloon Payment at the end of the Second Year (12/31/26): Total outstanding royalties

This transaction was approved by the Board of Directors with Saagar Govil abstaining from the vote.

As of December 31, 2024, management had been engaged in negotiations with Mr. Govil regarding the amendment to the contract, as both parties sought to modify the agreement as stated above. Based on the status of negotiations at year-end and the high likelihood that the modification would be finalized, management determined that it was appropriate to remove the previously recognized royalty receivable of $280,545 from the financial statements as of December 31, 2024.

This adjustment reflects additional information about conditions that existed at the balance sheet date and was accounted for as a recognized subsequent event in accordance with ASC 855, Subsequent Events.

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

Certain of our accounting policies are deemed “significant”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective, or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2024.

Results of Operations – For the three months ended December 31, 2024, and 2023

Revenues

Our Security segment revenues for the three months ended December 31, 2024, decreased by $3,714,102 or 41% to $5,453,699 from $9,167,801 for the three months ended December 31, 2023. This decrease is due to unexpected delays in orders for security technology products under our Vicon brand.

Our Industrial Services segment revenues for the three months ended December 31, 2024, increased by $575,835 or 7%, to $8,286,200 from $7,710,365, for the three months ended December 31, 2023. This increase is mainly due to increased demand for the segment’s services.

Gross Profit

Gross Profit for the three months ended December 31, 2024, was $5,701,936 or 41% of revenues as compared to gross profit of $7,082,399 or 42% of revenues for the three months ended December 31, 2023.

Gross profit in our Security segment was $2,839,759 or 52% of the segment’s revenues for the three months ended December 31, 2024, as compared to gross profit of $4,516,947or 49% of the segment’s revenues for the period ended December 31, 2023. Gross profit percentage was up due to the mix of product sold in the three months ended December 31, 2024, compared to the three months ended December 31, 2023.

Gross profit in our Industrial Services segment was $2,862,177 or 35% of the segment’s revenues for the three months ended December 31, 2024, as compared to gross profit of $2,565,452 or 33% of the segment’s revenues for the period ended December 31, 2023. Gross profit as a percentage of revenues increased due to improved margins on projects in the three months ended December 31, 2024, compared to the three months ended December 31 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2024, increased $121,323 or 2% to $7,093,289 from $6,971,966 for the three months ended December 31, 2023. The increase in general and administrative expenses is mainly related to increased fringe benefits, legal expenses, rent, and travel.

Research and Development Expenses

Research and Development expenses for the three months ended December 31, 2024, were $890,083 compared to $848,805 for the three months ended December 31, 2023, an increase of $41,278 or 5%. Research and Development expenses are related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the three months ended December 31, 2024, was $26,265,257, as compared to $505,272 for the three months ended December 31, 2023. Other expense for the three months ended December 31, 2024, was mainly driven by losses on excess fair value of the warrants of $15,796,105 which represents the difference between the fair value of the shares issued and the value of the warrants exercised and losses on changes in fair value of warrant liability of $10,020,212 which represents the change in the fair value of the of the warrants unexercised at the measurement period.

Provision for Income Taxes

During the three months ended December 31, 2024 and 2023, the Company had income tax expense from continuing operations of $120,538 and $70,751, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the three months ended December 31, 2024, and 2023, was (.42%) and (5.69%) respectively.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $4,130,393 at December 31, 2024, compared to working capital of $8,103,457 at September 30, 2024. This includes cash and equivalents and restricted cash of $5,464,254 at December 31, 2024, and $5,420,392 at September 30, 2024. The decrease in working capital was primarily due to the increase in current maturities of long-term debt, and accrued expenses. The increases in accrued expenses are mainly related to a large order in the Security segment, the revenues of this order are to be recognized in the next quarter.

Cash used by operating activities for the three months ended December 31, 2024, and 2023 was $1,201,817 and $3,139,073, respectively. Our negative operating cash flow was mainly the result of our net loss less the losses on the warrant liabilities, which were non-cash in nature, combined with operating changes in trade payables, and inventory.

Trade receivables decreased by $1,956,874 or 18% to $9,202,802 at December 31, 2024, from $11,159,676 at September 30, 2024. The decrease in trade receivables is attributable to decreased sales in the Security segment.

Cash used by investing activities for the three months ended December 31, 2024, was $1,008,899 compared to $390,310 used for the three months ended December 31, 2023. Investing activities for the three months ended December 31, 2024, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR. Investing activities for the three months ended December 31, 2023, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR.

Cash provided by financing activities for the three months ended December 31, 2024, was $2,387,449 compared to providing cash of $998,099 for the three months ended December 31, 2023. Financing activities for the three months ended December 31, 2024, were primarily driven by the proceeds from the Company’s revolving line of credit, note payable, and the exercise of 333,650 Series B Warrants. Financing activities for the three months ended December 31, 2023, were primarily driven by the proceeds from the Company’s revolving line of credit and payments on the Company’s debt.

The Company’s working capital may not be sufficient to cover operating costs which indicates substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $5,464,254 in cash and cash equivalents and restricted cash as of December 31, 2024. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of December 31, 2024, has available capacity of $903,102, (ii) continually reevaluated its pricing model on our Vicon brand to improve margins on those products, (iii) entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company expiring on April 30, 2025 in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. To date, the company has paid Streeterville $4,588,897 under this agreement.

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

The unaudited condensed consolidated financial statements do not include any adjustments relating to this uncertainty.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on their evaluation, our management has concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by	Filed or Furnished
Number	Exhibit Description	Reference Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.9	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.11	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.13	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.14	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.15	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.16	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023	Form 10-Q	5/11/2023
10.2	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	5/11/2023
10.3	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LL	Form 10-Q	5/11/2023
10.4	Securities Purchase Agreement dated June 1, 2020	Form 8-K	6/4/2020
10.5	Securities Purchase Agreement dated June 9, 2020	Form 8-K	6/12/2020
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021	Form 8-K	2/26/2021
10.7	Securities Purchase Agreement dated February 22, 2022	Form 10-Q	5/16/2022
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022	Form 10-Q	5/16/2022
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.10	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.12	2020 Equity Compensation Plan	Form S-8	8/17/2020
10.13	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/6/2023
10.14	Form of Lock-Up Agreement	Form S-1/A	4/30/2024
10.15	Note Purchase Agreement between Cemtrex Inc. and Streeterville Capital, LLC, dated September 30, 2021	Form S-1/A	4/30/2024
10.16	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated September 14, 2022	Form S-1/A	4/30/2024
10.17	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated August 30, 2023	Form S-1/A	4/30/2024
10.18	Form of Underwriting Agreement	Form 8-K	5/3/2024
10.19	Standstill Agreement, dated April 30, 2024	Form 8-K	5/1/2024
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: February 14, 2025	By:	/s/ Saagar Govil
Saagar Govil
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

Dated: February 14, 2025		/s/ Paul J. Wyckoff
Paul J. Wyckoff
Chief Financial Officer and Principal Financial Officer

