Form 10-Q
period 2025-03-31
CEMTREX INC
filed 2025-05-15
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2025, the issuer had 1,784,581 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$4,538,405	$3,897,511
Restricted cash	1,527,628	1,522,881
Trade receivables, net	12,715,992	11,159,676
Trade receivables, net - related party	510,613	685,788
Inventory, net	6,136,765	6,988,529
Contract assets, net	1,156,620	985,207
Prepaid expenses and other current assets	2,026,088	1,456,687
Total current assets	28,612,111	26,696,279

Property and equipment, net	9,813,887	9,133,578
Right-of-use operating lease assets	1,676,614	1,933,378
Royalties receivable, net - related party	312,423	456,611
Goodwill	3,708,347	3,708,347
Other	2,113,768	2,187,265
Total Assets	$46,237,150	$44,115,458

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,001,843	$4,520,173
Sales tax payable	3,970	73,024
Revolving line of credit	2,867,425	3,125,011
Current maturities of long-term liabilities	9,301,045	4,732,377
Operating lease liabilities - short-term	829,644	832,823
Deposits from customers	182,855	408,415
Accrued expenses	2,764,172	1,393,902
Accrued payable on inventory in transit	242,303	640,450
Contract liabilities	1,924,425	1,254,204
Deferred revenue	1,179,536	1,297,616
Accrued income taxes	277,763	314,827
Total current liabilities	23,574,981	18,592,822
Long-term liabilities
Long-term debt	9,492,824	13,270,178
Long-term operating lease liabilities	902,223	1,159,204
Other long-term liabilities	282,200	274,957
Deferred Revenue - long-term	509,882	658,019
Warrant liabilities	4,747,468	5,199,436
Total long-term liabilities	15,934,597	20,561,794
Total liabilities	39,509,578	39,154,616

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,579,994 shares issued and 2,515,894 shares outstanding as of March 31, 2025 and 2,456,827 shares issued and 2,392,727 shares outstanding as of September 30, 2024 (liquidation value of $10 per share)	2,580	2,457
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2025 and September 30, 2024	50	50
Common stock, $0.001 par value, 70,000,000 shares authorized, 1,784,581 shares issued and outstanding at March 31, 2025 and 14,176 shares issued and outstanding at September 30, 2024	1,785	14
Additional paid-in capital	95,879,333	73,262,536
Accumulated deficit	(91,726,811)	(71,355,386)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at March 31, 2025, and September 30, 2024	(148,291)	(148,291)
Accumulated other comprehensive income	2,394,376	2,949,297
Total Cemtrex stockholders’ equity	6,403,022	4,710,677
Non-controlling interest	324,550	250,165
Total liabilities and stockholders’ equity	$46,237,150	$44,115,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Revenues	$27,250,269	$17,159,595	$40,990,168	$34,037,761
Cost of revenues	15,084,814	10,220,179	23,122,777	20,015,946
Gross profit	12,165,455	6,939,416	17,867,391	14,021,815
Operating expenses
General and administrative	6,770,742	7,020,157	13,864,031	13,992,123
Research and development	777,889	951,400	1,667,972	1,800,205
Total operating expenses	7,548,631	7,971,557	15,532,003	15,792,328
Operating income/(loss)	4,616,824	(1,032,141)	2,335,388	(1,770,513)
Other (expense)/income
Other income, net	(150,165)	144,765	(115,192)	223,176
Interest expense	(452,998)	(592,804)	(936,911)	(1,176,487)
Loss on exercise of warrant liabilities	-	-	(15,796,105)	-
Changes in fair value of warrant liability	4,707,374	-	(5,312,838)	-
Total other income/(expense), net	4,104,211	(448,039)	(22,161,046)	(953,311)
Net income/(loss) before income taxes	8,721,035	(1,480,180)	(19,825,658)	(2,723,824)
Income tax expense	110,525	100,004	231,063	170,755
Income/(loss) from Continuing operations	8,610,510	(1,580,184)	(20,056,721)	(2,894,579)
Income/(loss) from discontinued operations, net of tax	26,969	10,463	(240,319)	20,955
Net income/(loss)	8,637,479	(1,569,721)	(20,297,040)	(2,873,624)
Less net income/(loss) in noncontrolling interest	254,537	(96,510)	74,385	(192,919)
Net income/(loss) attributable to Cemtrex, Inc. stockholders	$8,382,942	$(1,473,211)	$(20,371,425)	$(2,680,705)
Income/(loss) per share - Basic & Diluted
Continuing Operations	$4.10	$(3,054.05)	$(10.62)	$(5,497.36)
Discontinued Operations	$0.01	$20.80	$(0.13)	$41.83
Weighted Average Number of Shares-Basic & Diluted	2,032,744	503	1,897,797	501

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Other comprehensive loss
Net income/(loss)	$8,637,479	$(1,569,721)	$(20,297,040)	$(2,873,624)
Foreign currency translation loss	(423,482)	(530,686)	(554,921)	(302,922)
Comprehensive income/(loss)	8,213,997	(2,100,407)	(20,851,961)	(3,176,546)
Less net income/(loss) in noncontrolling interest	254,537	(96,510)	74,385	(192,919)
Comprehensive income/(loss) attributable to Cemtrex, Inc. stockholders	$7,959,460	$(2,003,897)	$(20,926,346)	$(2,983,627)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock, 64,100
	Par Value $0.001		Par Value $0.001		Value $0.001				shares of	Accumulated
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Series 1 Preferred	other Comprehensive	Cemtrex Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	interest
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	14,176	$14	$73,262,536	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165
Foreign currency translation loss										(131,439)	(131,439)
Share-based compensation							4,087				4,087
Dividends paid in Series 1 preferred shares	123,167	123					(123)				-
Exercise of Series A warrants					1,436,749	1,437	21,514,340				21,515,777
Exercise of Series B warrants					333,650	334	1,095,397				1,095,731
Income/(loss) attributable to noncontrolling interest												(180,152)
Net loss								(28,754,367)			(28,754,367)
Balance at December 31, 2024	2,579,994	$2,580	50,000	$50	1,784,575	$1,785	$95,876,237	$(100,109,753)	$(148,291)	$2,817,858	$(1,559,534)	$70,013

Foreign currency translation loss										$(423,482)	(423,482)
Share-based compensation							$3,096				3,096
Rounding shares					6						-
Income/(loss) attributable to noncontrolling interest											-	$254,537
Net income								$8,382,942			8,382,942
Balance at March 31, 2025	2,579,994	$2,580	50,000	$50	1,784,581	$1,785	$95,879,333	$(91,726,811)	$(148,291)	$2,394,376	$6,403,022	$324,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock, 64,100
	Par Value $0.001		Par Value $0.001		Value $0.001				shares of	Accumulated
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Series 1 Preferred	other Comprehensive	Cemtrex Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	interest
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	498	$1	$68,882,750	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179
Foreign currency translation gain										227,764	227,764
Share-based compensation							7,558				7,558
Shares issued to pay notes payable					5		40,000				40,000
Dividends paid in Series 1 preferred shares	115,037	115					(115)				-
Income/(loss) attributable to noncontrolling interest											-	(96,409)
Net loss								(1,207,494)			(1,207,494)
Balance at December 31, 2023	2,408,053	$2,408	50,000	$50	503	$1	$68,930,193	$(65,333,389)	$(148,291)	$3,304,470	$6,755,442	$559,770

Foreign currency translation gain										$(530,686)	(530,686)
Share-based compensation							$7,558				7,558
Purchase of treasury stock									$(69,705)		(69,705)
Income/(loss) attributable to noncontrolling interest											-	$(96,510)
Net loss								$(1,473,211)			(1,473,211)
Balance at March 31, 2024	2,408,053	2,408	50,000	50	503	1	68,937,751	(66,806,600)	(217,996)	2,773,784	4,689,398	463,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31,
	2025	2024
Cash Flows from Operating Activities

Net loss	$(20,297,040)	$(2,873,624)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	648,025	673,190
Loss on disposal of property and equipment	19,668	-
Noncash lease expense	461,490	389,125
Goodwill impairment	-	-
Bad debt expense	10,572	35,213
Contract modification - related party	280,545	-
Share-based compensation	7,183	15,116
Income tax expense	-	(96,750)
Shares issued to pay for services	-	40,000
Accrued interest on notes payable	530,404	657,355
Non-cash royalty income	(71,464)	(26,564)
Amortization of original issue discounts on notes payable	16,667	-
Loan origination costs	5,000	36,267
Loss on exercise of warrant liabilities	15,796,105	-
Changes in fair value of warrant liability	5,312,838	-

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(1,536,888)	(2,317,074)
Trade receivables - related party	66,057	(178,980)
Inventory	851,764	1,341,472
Contract assets	(171,413)	(240,478)
Prepaid expenses and other current assets	(569,401)	482,853
Other assets	173,497	(225,853)
Accounts payable	(518,330)	(455,315)
Accounts payable - related party	-	408
Sales tax payable	(69,054)	1,658
Operating lease liabilities	(464,886)	(388,516)
Deposits from customers	(225,560)	150,274
Accrued expenses	972,123	(108,311)
Contract liabilities	670,221	919,090
Deferred revenue	(266,217)	(252,109)
Income taxes payable	(38,617)	(146,422)
Other liabilities	7,243	(184,261)
Net cash provided/(used) by operating activities	1,600,532	(2,752,236)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,359,963)	(355,308)
Proceeds from sale of property and equipment	13,511	-
Royalties on related party revenues	10,000	-
Investment in MasterpieceVR	(100,000)	(100,000)
Net cash used by investing activities	(1,436,452)	(455,308)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	18,925,223	19,360,672
Payments on revolving line of credit	(19,182,809)	(15,413,971)
Payments on debt	(240,510)	(2,634,545)
Payments on Paycheck Protection Program Loans	(20,247)	(20,242)
Proceeds on bank loans	-	28,331
Proceeds from notes payable	500,000	-
Proceeds from warrant exercises	1,050,597	-
Purchases of treasury stock	-	(69,705)
Net cash provided by financing activities	1,032,254	1,250,540

Effect of currency translation	(550,693)	(304,022)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	645,641	(2,261,026)
Cash, cash equivalents, and restricted cash at beginning of period	5,420,392	6,349,562
Cash, cash equivalents, and restricted cash at end of period	$6,066,033	$4,088,536

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$4,538,405	$2,916,120
Restricted cash	1,527,628	1,172,416
Total cash, cash equivalents, and restricted cash	$6,066,033	$4,088,536

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$389,840	$482,865
Cash paid during the period for income taxes, net of refunds	$269,680	$146,422

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay for services	$-	$40,000
Financing of fixed asset purchase	$-	$28,331
Noncash recognition of new leases	$204,726	$-
Series A Warrant Exercises	$21,515,777	$-

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

Industrial Services

Cemtrex’s Industrial Services segment operates under the brand, Advanced Industrial Services (“AIS”), which offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. AIS installs high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals, among others. AIS is a leading provider of reliability-driven maintenance and contracting solutions for machinery, packaging, printing, chemical, and other manufacturing markets. We help customers seeking to achieve greater asset utilization and reliability to cut costs and increase production from existing assets, including small projects, sustaining capital, turnarounds, maintenance, specialty welding services, and high-quality scaffolding.

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

On February 24, 2025, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the stockholder’s equity for the Company was below $2,500,000 as reported on our Form 10-Q for the period ended December 31, 2024, the Company no longer meets the minimum shareholder’s equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(b)(1), requiring a minimum stockholder’s equity of $2,500,000 (the “Minimum Stockholder’s Equity Requirement”).

On April 22, 2025, the Company received a letter from Nasdaq that it had been granted an extension to August 20, 2025, to regain compliance with the Minimum Stockholder’s Equity Requirement.

The Company expects to receive a compliance letter from Nasdaq, as a result of the Company’s balance sheet recording stockholder’s equity of $6,403,022 as of March 31, 2025.

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

The Company has incurred substantial operational losses of $5,269,745 and $1,511,508 for fiscal years 2024 and 2023, respectively, and an operational gain of $2,335,388 for the six months ended March 31, 2025. Additionally, the Company has debt obligations over the next fiscal year of $12,168,470 and working capital of $5,037,130, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $4,538,405 in cash as of March 31, 2025. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of March 31, 2025, has available capacity of approximately $133,000, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products and introducing new innovative products to grow revenues, (iii) raised $9,039,959 in net proceeds through our May 2024 equity financing and anticipate up to $4 million when the Series B warrants are exercised, and (iv) on October 2, 2024, and November 26,2024 has effected a 60:1 and a 35:1 reverse stock split, respectively, on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans, if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our long-term needs and our above plans in the short term may prove to be inadequate to continue as a going concern. Thus, despite our cash on hand, our ability to draw on our credit line, or changes to our pricing models, and other safeguards, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

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

NOTE 3 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three and six months ended March 31, 2025 and 2024:

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Over time	40%	58%	49%	55%
Point-in-time	60%	42%	51%	45%

NOTE 4 – INCOME/(LOSS) PER COMMON SHARE

Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income/(loss) per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and six months ended March 31, 2025, and 2024, the following items were excluded from the computation of diluted net income/(loss) per common share as their effect is anti-dilutive:

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Options	18	18	18	18
Warrants	3,318,556	-	3,318,556	-

For the three and six months ended March 31, 2025, and 2024, income/(loss) per share basic and diluted for continuing operations are calculated as follows:

	For the three months		For the six months ended
	March 31,		March 31,
	2025	2024	2025	2024
Earnings/(loss) from Continuing operations	$8,610,510	$(1,580,184)	$(20,056,721)	$(2,894,579)
Less Earnings/(loss) in noncontrolling interest	254,537	(96,510)	74,385	(192,919)
Preferred stock dividends	21,949	52,515	21,949	52,515
Net Earnings/(loss) applicable to common shareholders	8,334,024	(1,536,189)	(20,153,055)	(2,754,175)
Weighted Average Number of Shares-Basic & Diluted	2,032,744	503	1,897,797	501
Earnings/(loss) per share - Basic & Diluted - Continuing Operations	$4.10	$(3,054.05)	$(10.62)	$(5,497.36)

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

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
External revenues	$16,981,152	$10,269,117	$-	$27,250,269	$8,084,932	$9,074,663	$-	$17,159,595
Cost of revenues	8,177,296	6,907,518	-	15,084,814	3,971,963	6,248,216	-	10,220,179
Gross profit	$8,803,856	$3,361,599	$-	$12,165,455	$4,112,969	$2,826,447	$-	$6,939,416
Operating expenses
Sales, general, and administrative	3,655,756	2,229,023	575,661	6,460,440	3,833,596	1,897,269	984,403	6,715,268
Depreciation and amortization	85,433	224,869	-	310,302	71,260	233,629	-	304,889
Research and development	777,889	-	-	777,889	951,400	-	-	951,400
Operating (loss)/income	$4,284,778	$907,707	$(575,661)	$4,616,824	(743,287)	695,549	(984,403)	(1,032,141)

Other income/(expense)	$(493,731)	$(110,145)	$4,708,087	$4,104,211	$(138,633)	$(78,289)	$(231,117)	$(448,039)

	Six months ended March 31, 2025				Six months ended March 31, 2024
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
External revenues	$22,434,851	$18,555,317	$-	$40,990,168	$17,252,733	$16,785,028	$-	$34,037,761
Cost of revenues	10,791,236	12,331,541	-	23,122,777	8,622,817	11,393,129	-	20,015,946
Gross profit	$11,643,615	$6,223,776	$-	$17,867,391	$8,629,916	$5,391,899	$-	$14,021,815
Operating expenses
General, and administrative	7,415,054	3,990,426	1,810,526	13,216,006	8,161,224	3,426,532	1,731,177	13,318,933
Depreciation and amortization	171,456	476,569	-	648,025	199,412	473,778	-	673,190
Research and development	1,667,972	-	-	1,667,972	1,800,205	-	-	1,800,205
Operating (loss)/income	$2,389,133	$1,756,781	$(1,810,526)	$2,335,388	$(1,530,925)	$1,491,589	$(1,731,177)	$(1,770,513)

Other expense	$(886,648)	$(188,371)	$(21,086,027)	$(22,161,046)	$(272,894)	$(186,433)	$(493,984)	$(953,311)

	March 31,	September 30,
	2025	2024
Identifiable Assets
Security	$17,642,142	$17,253,328
Industrial Services	26,634,657	24,576,055
Corporate	1,960,351	2,286,075
Total Assets	$46,237,150	$44,115,458

Unallocated corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related to audit and taxes, legal expenses related to corporate matters, interest expense on notes payable, and Series A and B Warrants transaction losses.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan, are restricted in nature and amounted to $1,066,205 at March 31, 2025, and $1,030,606 at September 30, 2024. Additionally, there was $100,000 of restricted cash in escrow per the purchase agreement with Heisey Mechanical, Ltd, as of March 31, 2025 and September 30, 2024, an additional $296,750 and $325,340 in escrow related to bond requirements on certain public projects as of March 31, 2025, and September 30, 2024, respectively, and $64,673 and $66,935 in deposit guarantees as of March 31, 2025, and September 30, 2024, respectively.

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

The Company’s fair value liabilities at March 31, 2025, and September 30, 2024, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities
Warrant liabilities	$364,804	$4,382,664	$-	$4,747,468

	$364,804	$4,382,664	$-	$4,747,468

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2024

Liabilities
Warrant liabilities	$4,160,658	$1,038,778	$-	$5,199,436

	$4,160,658	$1,038,778	$-	$5,199,436

A summary of the warrant liabilities activity, per the valuation inputs disclosed in NOTE 20 - STOCKHOLDERS’ EQUITY, for the six months ended March 31, 2025, is as follows:

	Series A Warrants	Series B Warrants	Total
Warrant Liabilities at September 30, 2024	$4,160,658	$1,038,778	$5,199,436
Warrants Issued	-	-	-
Warrants Exercised	(5,669,908)	(94,898)	(5,764,806)
Fair market revaluation	1,874,054	3,438,784	5,312,838
Warrant Liabilities at March 31, 2025	$364,804	$4,382,664	$4,747,468

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consisted of the following:

	March 31,	September 30,
	2025	2024
Trade receivables	$12,852,482	$11,315,594
Allowance for credit losses	(136,490)	(155,918)
	$12,715,992	$11,159,676

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	September 30, 2024

Prepaid expenses	$1,090,619	$547,914
Prepaid inventory	244,961	301,605
Deferred costs	20,664	71,359
Short-term investments	14,565	13,871
Prepaid income taxes	655,279	462,997
VAT and GST tax receivable	-	58,941
Prepaid expenses and other current assets total	$2,026,088	$1,456,687

NOTE 10 – INVENTORY, NET

Inventory, net consisted of the following:

	March 31,	September 30,
	2025	2024
Raw materials	$673,094	$421,557
Work in progress	442,997	272,910
Finished goods	5,020,674	6,294,062
Inventory, net	6,136,765	6,988,529

The Company maintained an allowance for obsolete inventories of $960,162 and $1,044,530 at March 31, 2025, and September 30, 2024, respectively.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31,	September 30,
	2025	2024
Land	$945,279	$945,279
Building and leasehold improvements	4,403,748	4,388,556
Furniture and office equipment	598,863	600,186
Computers and software	1,333,135	1,333,135
Machinery and equipment	14,878,523	13,578,702
	22,159,548	20,845,858
Less: Accumulated depreciation	(12,345,661)	(11,712,280)
Property and equipment, net	$9,813,887	$9,133,578

Depreciation expense for the three and six months ended March 31, 2025 and 2024, was $310,302 and $648,025, and $304,889 and $673,190, respectively and is recorded in cost of revenues and general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12 – GOODWILL

Changes in the carrying amount of goodwill, by segment, were as follows:

	Security	Industrial Services	Consolidated
Balance at September 30, 2024	$-	$3,708,347	$3,708,347
Impairment /adjustments	-	-	-
Balance at March 31, 2025	$-	$3,708,347	$3,708,347

As of March 31, 2025, and September 30, 2024, accumulated impairment losses of $3,846,475, have been recorded related to the Security segment.

NOTE 13 – OTHER ASSETS

On November 13, 2020, and January 19, 2022, Cemtrex made $500,000 in investments, on July 18, 2023, and October 5, 2023, made additional $100,000 in investments, and on October 17, 2024, and November 18, 2024, made additional $50,000 in investments on each respective date, via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying consolidated balance sheet and the Company accounts for this investment and records it at cost. No impairment has been recorded for the three and six months ended March 31, 2025, and 2024.

Other assets consisted of the following:

	March 31, 2025	September 30, 2024
Rental deposits	$251,180	$194,796
Investment in Masterpiece VR	1,300,000	1,200,000
Other deposits	120,964	350,845
Demonstration equipment supplied to resellers	441,624	441,624
Other assets total	$2,113,768	$2,187,265

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2025	September 30, 2024
Accrued expenses	$1,298,446	$352,938
Accrued payroll	1,243,024	818,262
Accrued warranty	222,702	222,702
Accrued expenses total	$2,764,172	$1,393,902

NOTE 15 – DEFERRED REVENUE

The Company’s deferred revenue for the three and six months ended March 31, 2025, and 2024, were as follows:

	For the three months ended		For the six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Deferred revenue at beginning of period	$1,766,705	$2,256,352	$1,955,635	$2,311,334
Net additions:
Deferred software revenues	445,382	487,413	809,527	1,147,383
Recognized as revenue:
Deferred software revenues	(522,669)	(684,540)	(1,075,744)	(1,399,492)
Deferred revenue at end of period	1,689,418	2,059,225	1,689,418	2,059,225
Less: current portion	1,179,536	1,404,608	1,179,536	1,404,608
Long-term deferred revenue at end of period	$509,882	$654,617	$509,882	$654,617

For the three months ended March 31, 2025, and 2024, the Company recognized revenue of $384,296, and, and $608,808, respectively. For the six months ended March 31, 2025, and 2024, the Company recognized revenue of $885,962 and $483,296, respectively, that was previously included in the beginning balance of deferred revenues.

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

The following is a summary of the Company’s uncompleted contracts:

	March 31, 2025	September 30, 2024
Costs incurred on uncompleted contracts	$6,215,870	$12,724,334
Estimated gross profit	1,916,138	3,006,692
	8,132,008	15,731,026
Applicable billings to date	(8,899,813)	(16,000,023)
Net earnings in excess of billings / (billing in excess of costs)	$(767,805)	$(268,997)

For the three months ended March 31, 2025, and 2024, the Company recognized revenue of $342,725 and $95,533, respectively, that was previously included in the beginning balance of contract liabilities. For the six months ended March 31, 2025, and 2024, the Company recognized revenue $1,103,156 and, $886,694, respectively, that was previously included in the beginning balance of contract liabilities.

The following table summarizes the net activity of the contract assets and contract liabilities for the three-and six-month periods ended March 31, 2025, and 2024.

	For the three months ended		For six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$1,541,241	$1,694,135	$985,207	$1,739,201
Changes in revenue billed, contract price or cost estimates	(384,621)	285,544	171,413	240,478
Contract asset, net, ending balance	$1,156,620	$1,979,679	$1,156,620	$1,979,679
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(1,279,187)	$(988,725)	(1,254,204)	$(980,319)
Changes in revenue billed, contract price or cost estimates	(645,238)	(910,684)	(670,221)	(919,090)
Contract liability, ending balance	$(1,924,425)	$(1,899,409)	$(1,924,425)	$(1,899,409)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$262,054	$705,410	$(268,997)	$758,882
Changes in revenue billed, contract price or cost estimates	(1,029,859)	(625,140)	$(498,808)	(678,612)
Net billings in excess of costs, ending balance	$(767,805)	$80,270	$(767,805)	$80,270

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

The Agreement’s Purchase Price provisions were amended to reflect that the Purchase Price will solely consist of the royalties based on the actual revenues generated in the three years following closing. The provision requiring the total sum of royalties to reach a minimum of $820,000, with any shortfall to be paid by Purchaser, was removed from the Agreement.

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

Based on the new payment terms, management determined that it was appropriate to remove the previously recognized royalty receivable of $280,545 from the financial statements as of December 31, 2024.

As of March 31, 2025, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $462,423, of which $110,000 is considered short-term and is presented on the Company’s unaudited Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party. The Company has taken a $40,000 allowance for expected credit losses against these royalties.

As of March 31, 2025, there was $510,613 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $60,628 are related to costs paid by Cemtrex. $110,000 is the short term due on the royalties on CXR, Inc.’s revenues. The remaining $339,985 is related to the services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business.

NOTE 18 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 2.97 years at March 31, 2025, and 3.30 years at September 30, 2024. The weighted average discount rate used to measure lease liabilities was approximately 6.07% at March 31, 2025, and 6.54% at September 30, 2024. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s corporate segment leases approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month. Short-term rent expense was $3,600 for the three months ended March 31, 2025, and 2024.

The Company’s security segment leases approximately 350 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $1,933 per month. Short-term rent expense was $22,071 for the six months ended March 31, 2025, and $30,362 for the six months ended March 31, 2024.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the unaudited condensed consolidated balance sheet at March 31, 2025, is set forth below:

Years ending September 30,	Operating Leases
2025	485,639
2026	786,647
2027	424,063
2028	161,417
2029	15,708
Undiscounted lease payments	1,873,474
Amount representing interest	(141,607)
Discounted lease payments	1,731,867
Less short-term operating lease liabilities	829,644
Long-term operating lease liabilities	$902,223

Lease costs for the three and six months ended March 31, 2025, and 2024 are set forth below:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2025	2024	2025	2024
Operating lease costs	208,615	196,302	464,886	389,734
Short-term lease costs	11,265	15,701	25,671	33,962
Total lease cost	$219,880	$212,003	$490,557	$423,696

NOTE 19 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of March 31, 2025, the Company had enough eligible assets to access approximately $3,000,000 of the credit line. The Company was in compliance with all loan covenants as of March 31, 2025. As of March 31, 2025, and September 30, 2024, this loan had a balance of $2,867,425, and $3,125,011, respectively.

Standstill Agreement

On April 30, 2024, the Company entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of one year expiring on April 30, 2025, with $239,813 classified as short-term, and in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. During fiscal year 2024, the Company paid Streeterville $4,588,897 under this agreement.

Notes payable

On November 21, 2024, the Company issued a note payable to Streeterville Capital, LLC in the amount of $580,000. This note carries interest of 8% and matures on May 21, 2026. After deduction of an original issue discount of $75,000 and legal fees of $5,000, the Company received $500,000 in cash. As of March 31, 2025, this note had unamortized original issue discount balance of $58,333.

The following table outlines the Company’s secured liabilities:

	Interest Rate	Maturity	March 31, 2025	September 30, 2024
Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of March 31, 2025. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.78% as of March 31, 2025 and 7.33% as of September 30, 2024).	1/31/2025	-	28,302

Fulton Bank - $312,000 fund equipment for AIS. The Company was in compliance with loan covenants as of March 31, 2025. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.78% as of March 31, 2025 and 7.33% as of September 30, 2024).	9/30/2029	285,203	312,000

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of March 31, 2025. This loan is secured by the underlying asset.	SOFR plus 2.62% (7.03% on March 31, 2025 and 7.58% on September 30, 2024).	1/28/2040	2,073,854	2,113,337

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (7.21% as of March 31, 2025 and 7.76% as of September 30, 2024).	9/30/2043	1,161,568	1,176,112

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (7.21% as of March 31, 2025 and 7.76% as of September 30, 2024).	7/1/2030	1,750,234	1,881,621

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0, as of March 31, 2025 and September 30, 2024.	8%	6/30/2025	254,867	244,766

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of March 31, 2025 and September 30, 2024.	8%	2/22/2026	12,699,096	12,195,789

Note payable - $580,000. Less original issue discount $75,000 and legal fees $5,000,net cash received $500,000. Unamortized original issue discount balance of $70,833 as of March 31, 2025.	8%	5/21/2026	596,999	-

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	30,381	50,628

Total debt			$18,852,202	$18,002,555
Less: Current maturities			(9,301,045)	(4,732,377)
Less: Unamortized original issue discount			(58,333)	-
Long-term debt			$9,492,824	$13,270,178

NOTE 20 – STOCKHOLDERS’ EQUITY

Series 1 Preferred Stock

The Company’s Series 1 Preferred Stock was suspended from the Nasdaq Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets under the symbol “CETXP.”

Nasdaq filed a Form 25 on March 21, 2024. The deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act became effective 90 days after filing of Form 25.

During the six months ended March 31, 2025, 123,167 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of March 31, 2025, and September 30, 2024, there were 2,579,994 and 2,456,827 shares of Series 1 Preferred Stock issued and 2,515,894 and 2,392,727 shares of Series 1 Preferred Stock outstanding, respectively.

Common Stock

On October 2, 2024, and November 26, 2024, the Company completed a 60:1 and 35:1, respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

During the six months ended March 31, 2025, 1,436,749 shares of common stock were issued for the exercise of 3,946,790 Series A Warrants under the Alternative Cashless Exercise option as adjusted for reverse stock splits and exercise price adjustments. During the three months ended March 31, 2025, there were 6 shares issued for rounding on November 26, 2024, reverse stock split.

During the six months ended March 31, 2025, 333,650 shares of common stock were issued for the exercise of 333,650 Series B Warrants.

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

The following table summarizes information about shares issuable under warrants outstanding as of March 31, 2025.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2023	-
Warrants granted	65,327,640	$0.85
Warrants exercised	(15,618,593)	$0.61
Warrants forfeited	-
Warrants cancelled	-
Outstanding at September 30, 2024	49,709,047	$0.23	2.77
Warrants granted	-
Warrants exercised	(1,770,399)	$0.59
Warrants forfeited	-
Warrants cancelled	-
Exercise price adjustments	(44,371,916)
Outstanding at March 31, 2025	3,566,732	$2.93	3.92

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

On November 26, 2024, the Company completed a 35 for 1 reverse stock split. At the time, the Company had 1,201,932 Series A Warrants and 15,444,550 Series B Warrants outstanding at an exercise price of $0.7488. According to the terms of the Series A and Series B warrants, in the event of a reverse stock split, the exercise price resets to the lowest VWAP during the period commencing five (5) consecutive trading days immediately preceding and the five (5) consecutive trading days commencing on the reverse stock split effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On December2, 2024, it was determined that the exercise price has reset to $3.1488.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	1,201,932	$894,954	284,225
Series B Warrants	15,444,550	$11,499,999	3,652,206

For the three and six months ended March 31, 2025, the company recognized losses on excess fair value of the warrants of $0 and $15,796,105, respectively, which represents the difference between the fair value of the shares issued and the value of the warrants exercised.

For the three and six months ended March 31, 2024, the company recognized a gain on changes in fair value of warrant liability of $4,707,374 and a loss on changes in fair value of warrant liability of $5,312,838, respectively, which represents the change in the fair value of the of the warrants unexercised at the measurement period.

NOTE 21 – SHARE-BASED COMPENSATION

For the three and six months ended March 31, 2025, and 2024, the Company recognized $3,096 and $7,183, and $7,558, and $15,116 of share-based compensation expense on its outstanding options, respectively. As of March 31, 2025, $25,887 of unrecognized share-based compensation expense is expected to be recognized over a period of .5 years. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the three and six months ended March 31, 2025, no options were granted, cancelled, or forfeited.

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

NOTE 23 – INCOME TAXES

For the three- and six-months ending March 31, 2025, and 2024, the Company recorded an income tax expense of approximately $110,525 and $231,063 and $100,004 and $170,755 from continuing operations, respectively. These taxes are related to our international operations and state taxes of certain subsidiaries.

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

The Company’s effective tax rates for the three months ended March 31, 2025, and 2024, were 1.27% and (6.75%) respectively. For the six months ended March 31, 2025, and 2024, the effective tax rates were (1.17%) and (6.27%) respectively.

NOTE 24 – SUBSEQUENT EVENTS

On April 7, 2025, 129,111 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. The holders of the Series 1 Preferred Stock are entitled to receive dividends at the rate of 10% annually, based on the $10.00 per share Preference Amount, payable semiannually.

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

Results of Operations – For the three months ended March 31, 2025, and 2024

Revenues

Our Security segment revenues for the three months ended March 31, 2025, increased by $8,896,220 or 110% to $16,981,152 from $8,084,932 for the three months ended March 31, 2024. This increase is due to a large sale valued at $10,375,000 for security technology products under our Vicon brand. This sale represents 61% of the revenue for this segment for the quarter ended March 31, 2025.

Our Industrial Services segment revenues for the three months ended March 31, 2025, increased by $1,194,454 or 13%, to $10,269,117 from $9,074,663, for the three months ended March 31, 2024. This increase is mainly due to increased demand for the segment’s services.

Gross Profit

Gross Profit for the three months ended March 31, 2025, was $12,165,455 or 45% of revenues as compared to gross profit of $6,969,416 or 40% of revenues for the three months ended March 31, 2024.

Gross profit in our Security segment was $8,803,856 or 52% of the segment’s revenues for the three months ended March 31, 2025, as compared to gross profit of $4,112,969 or 51% of the segment’s revenues for the period ended March 31, 2024. Gross profit percentage was up due to the mix of products sold in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Gross profit in our Industrial Services segment was $3,361,599 or 33% of the segment’s revenues for the three months ended March 31, 2025, as compared to gross profit of $2,826,447 or 31% of the segment’s revenues for the period ended March 31, 2024. Gross profit as a percentage of revenues increased due to improved margins on projects in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025, decreased $249,415 or 4% to $6,770,742 from $7,020,157 for the three months ended March 31, 2024. The decrease in general and administrative expenses is mainly related to decreased general and administrative expenses, legal expenses, short-term rent, and travel.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2025, were $777,889 compared to $951,400 for the three months ended March 31, 2024, a decrease of $173,511 or 18%. Research and Development expenses are related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other income for the three months ended March 31, 2025, was $4,104,211, as compared to expense of $448,039 for the three months ended March 31, 2024. Other income for the three months ended March 31, 2025, was mainly driven by gains on changes in fair value of warrant liability of $4,707,374 which represents the change in the fair value of the of the warrants unexercised at the measurement period. Other expense for the three months ended March 31, 2024, was mainly driven by interest on the Company’s debt.

Provision for Income Taxes

During the three months ended March 31, 2025, and 2024, the Company had income tax expense from continuing operations of $110,525 and $100,004, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the three months ended March 31, 2025, and 2024, was 1.26% and (6.76%) respectively.

Results of Operations – For the six months ended March 31, 2025, and 2024

Revenues

Our Security segment revenues for the six months ended March 31, 2025, increased by $5,182,118 or 30% to $22,434,851 from $17,252,733 for the six months ended March 31, 2024. This increase is due to a large sale valued at $10,375,000 for security technology products under our Vicon brand. This sale represents 46% of the revenue for this segment for the six months ended March 31, 2025.

Our Industrial Services segment revenues for the six months ended March 31, 2025, increased by $1,770,289 or 11%, to $18,555,317 from $16,785,028, for the six months ended March 31, 2024. This increase is mainly due to increased demand for the segment’s services.

Gross Profit

Gross Profit for the six months ended March 31, 2025, was $17,867,391 or 44% of revenues as compared to gross profit of $14,021,815 or 41% of revenues for the six months ended March 31, 2024.

Gross profit in our Security segment was $11,643,615 or 52% of the segment’s revenues for the six months ended March 31, 2025, as compared to gross profit of $8,629,916 or 50% of the segment’s revenues for the period ended March 31, 2024. Gross profit percentage was up due to the mix of products sold in the six months ended March 31, 2025, compared to the six months ended March 31, 2024.

Gross profit in our Industrial Services segment was $6,223,776 or 34% of the segment’s revenues for the six months ended March 31, 2025, as compared to gross profit of $5,391,899 or 32% of the segment’s revenues for the period ended March 31, 2024. Gross profit as a percentage of revenues increased due to improved margins on projects in the six months ended March 31, 2025, compared to the six months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2025, decreased $128,092 or 1% to $13,864,031 from $13,992,123 for the six months ended March 31, 2024. The decrease in general and administrative expenses is mainly related to decreased salaries, other operating expenses, and travel.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2025, were $1,667,972 compared to $1,800,205 for the six months ended March 31, 2024, a decrease of $132,233 or 7%. Research and Development expenses are related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the six months ended March 31, 2025, was $22,161,046, as compared to $953,311 for the six months ended March 31, 2024. Other income for the six months ended March 31, 2025, was mainly driven by losses on excess fair value of the warrants of $15,796,105 which represents the difference between the fair value of the shares issued and the value of the warrants exercised and losses on changes in fair value of warrant liability of $5,312,838, which represents the change in the fair value of the of the warrants unexercised at the measurement period.

Provision for Income Taxes

During the six months ended March 31, 2025, and 2024, the Company had income tax expense from continuing operations of $231,063 and $170,755, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the six months ended March 31, 2025, and 2024, was (1.17%) and (6.27%) respectively.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $5,037,130 at March 31, 2025, compared to working capital of $8,103,457 at September 30, 2024. This includes cash and equivalents and restricted cash of $6,066,033 at March 31, 2025, and $5,420,392 at September 30, 2024. The decrease in working capital was primarily due to the increase the current maturities of the Company’s long-term liabilities.

Cash provided by operating activities for the six months ended March 31, 2025, was $1,600,532 and used $2,752,236 of cash for the six-month period ended March 31, 2024. Our operating cash flow was mainly the result of our net loss, less the non-cash adjustments, combined with operating changes in inventory, accrued expenses, and contract liabilities.

Trade receivables increased by $1,556,316 or 14% to $12,715,992 at March 31, 2025, from $11,159,676 at September 30, 2024. The increase in trade receivables is attributable to the remaining balance on the large sale in the Security segment, expected to be collected in the next quarter.

Cash used by investing activities for the six months ended March 31, 2025, was $1,436,452 compared to $455,308 used for the six months ended March 31, 2024. Investing activities for the six months ended March 31, 2025, and 2024, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR.

Cash provided by financing activities for the six months ended March 31, 2025, was $1,032,254 compared to $1,250,540 for the six months ended March 31, 2024. Financing activities for the six months ended March 31, 2025, were primarily driven by the proceeds from the Company’s revolving line of credit, note payable, and the exercise of 333,650 Series B Warrants. Financing activities for the six months ended March 31, 2024, were primarily driven by the proceeds from the Company’s revolving line of credit and payments on the Company’s debt.

The Company’s working capital may not be sufficient to cover operating costs which indicates substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $6,066,033 in cash and cash equivalents and restricted cash as of March 31, 2025. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of March 31, 2025, has available capacity of approximately 133,000, (ii) continually reevaluated its pricing model on our Vicon brand to improve margins on those products, (iii) entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company expiring on April 30, 2025 in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. To date, the company has paid Streeterville $4,588,897 under this agreement.

In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans, if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our short or long-term needs. Absent an ability to raise additional outside capital and restructure or refinance all or a portion of our debt, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date.

Each segment of the Company’s operations has positioned itself for growth and the Company’s long-term objectives include increasing marketing and sales for the Company’s products and services in each segment, increasing the Company’s presence through collaboration partnerships in each segment and through strategic acquisitions of complementary businesses for each segment. These long-term objectives will require sufficient cash to complete, and the Company expects to fund these objectives with cash on hand, issuance of debt, and from proceeds from the sale of the Company’s securities, which may not be sufficient to fully implement our growth initiatives.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on their evaluation, our management has concluded that as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the six months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II Other Information

Item 1. Legal Proceedings.

To the Company’s knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended September 30, 2024, filed with the SEC on December 30, 2024 and amended on January 10, 2025 and April 11, 2025. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can adversely affect our business, results of operations and financial condition.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber-attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our operating results and financial condition.

Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, us due to their impact on the global economy and demand for our products and services; the imposition of protective public safety measures, such as shutdowns and restrictive health mandates; and disruptions in our operations, supply chain and sales and distribution channels, resulting in interruptions to our business and the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.

In addition to an adverse impact on demand for our products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, contract manufacturers, logistics providers, distributors, and other channel partners, and developers. Potential outcomes include financial instability, inability to obtain credit to finance business operations, and insolvency.

As a result, our operating results may be impacted by the health of the global economy. Volatility and disruption in global capital and credit markets may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expense at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

Adverse economic conditions can also lead to increased credit and collectability risk on our trade receivables, the failure of derivative counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in the fair values of our financial instruments. These and other impacts can materially adversely affect our business, results of operations, financial condition and stock price.

Changes in U.S. and international trade policies may adversely impact our business and operating results.

Macroeconomic conditions and international trade policies may adversely impact our business, financial condition, and results of operations. Weak economic conditions or reduced consumer confidence can negatively impact demand for our products, potentially resulting in lower revenues and reduced operating income.

We are also subject to risks arising from U.S. and foreign trade laws and regulations, including tariffs, duties, import restrictions, and changes to trade agreements that affect the products and materials we import. These risks may be heightened by shifts in government policy, including changes resulting from political transitions. For example, the U.S. government has enacted and proposed new tariffs on certain imported goods, and future changes in trade policy—whether through new legislation, administrative action, or retaliatory measures by other countries—could increase our costs or limit our ability to source or sell products across borders.

There is ongoing uncertainty surrounding future trade agreements and tariff policies, including the U.S. relationship with key trading partners such as China, Mexico, and Canada. Any escalation in trade restrictions, imposition of new tariffs or duties, or retaliatory measures by foreign governments could lead to increased costs for our products and materials, disrupt our supply chain, or impact our competitiveness in certain markets. Additionally, changes to workplace regulations, sourcing requirements, or other restrictions tied to trade policy may adversely affect our operations. While we cannot predict the outcome or timing of any future trade policy actions, any such developments could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Cemtrex, Inc.

Dated: May 15, 2025	By:.	/s/ Saagar Govil
Saagar Govil
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

Dated: May 15, 2025		/s/ Paul J. Wyckoff
Paul J. Wyckoff
Chief Financial Officer and Principal Financial Officer

