Form 10-Q
period 2025-06-30
CEMTREX INC
filed 2025-08-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 12, 2025, the issuer had 5,678,183 shares of common stock issued and outstanding.

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2025	September 30, 2024
Assets
Current assets
Cash and cash equivalents	$7,032,530	$3,897,511
Restricted cash	1,112,829	1,522,881
Trade receivables, net	12,678,928	11,159,676
Trade receivables, net - related party	513,263	685,788
Inventory, net	5,826,243	6,988,529
Contract assets, net	598,151	985,207
Prepaid expenses and other current assets	1,555,663	1,456,687
Total current assets	29,317,607	26,696,279

Property and equipment, net	9,573,374	9,133,578
Right-of-use operating lease assets	1,969,122	1,933,378
Royalties receivable, net - related party	230,143	456,611
Goodwill	3,708,347	3,708,347
Other	2,162,230	2,187,265
Total Assets	$46,960,823	$44,115,458

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,815,551	$4,520,173
Sales tax payable	14,575	73,024
Revolving line of credit	2,039,858	3,125,011
Current maturities of long-term liabilities	9,827,991	4,732,377
Operating lease liabilities - short-term	818,486	832,823
Loan from CEO	200,000	-
Deposits from customers	261,671	408,415
Accrued expenses	1,925,794	1,393,902
Accrued payable on inventory in transit	168,717	640,450
Contract liabilities	2,709,590	1,254,204
Deferred revenue	1,329,902	1,297,616
Accrued income taxes	288,848	314,827
Total current liabilities	24,400,983	18,592,822
Long-term liabilities
Long-term debt	8,475,921	13,270,178
Long-term operating lease liabilities	1,200,841	1,159,204
Other long-term liabilities	285,821	274,957
Deferred Revenue - long-term	490,046	658,019
Warrant liabilities	8,255,215	5,199,436
Total long-term liabilities	18,707,844	20,561,794
Total liabilities	43,108,827	39,154,616

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 3,000,000 shares authorized, 2,705,327 shares issued and 2,641,227 shares outstanding as of June 30, 2025 and 2,456,827 shares issued and 2,392,727 shares outstanding as of September 30, 2024 (liquidation value of $10 per share)	2,705	2,457
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2025 and September 30, 2024	50	50
Common stock, $0.001 par value, 70,000,000 shares authorized, 3,509,606 shares issued and outstanding at June 30, 2025 and 14,176 shares issued and outstanding at September 30, 2024	3,510	14
Additional paid-in capital	97,402,468	73,262,536
Accumulated deficit	(96,270,146)	(71,355,386)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at June 30, 2025,	(148,291)	(148,291)
Accumulated other comprehensive income	2,627,462	2,949,297
Total Cemtrex stockholders’ equity	3,617,758	4,710,677
Non-controlling interest	234,238	250,165
Total liabilities and stockholders’ equity	$46,960,823	$44,115,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$16,965,658	$14,686,398	$57,955,826	$48,724,159
Cost of revenues	9,595,152	8,809,251	32,717,929	28,825,197
Gross profit	7,370,506	5,877,147	25,237,897	19,898,962
Operating expenses
General and administrative	7,626,342	8,192,180	21,490,373	22,184,303
Research and development	386,565	864,483	2,054,537	2,664,688
Total operating expenses	8,012,907	9,056,663	23,544,910	24,848,991
Operating (loss)/income	(642,401)	(3,179,516)	1,692,987	(4,950,029)
Other (expense)/income
Other income/(expense), net	68,002	(933,539)	(47,190)	(710,363)
Interest expense	(461,504)	(521,316)	(1,398,415)	(1,697,803)
Gain/(loss) on exercise of warrant liabilities	74,008	(7,255,528)	(15,722,097)	(7,255,528)
Changes in fair value of warrant liability	(3,615,437)	2,807,890	(8,928,275)	2,807,890
Total other income/(expense), net	(3,934,931)	(5,902,493)	(26,095,977)	(6,855,804)
Net loss before income taxes	(4,577,332)	(9,082,009)	(24,402,990)	(11,805,833)
Income tax expense	14,035	67,294	245,098	238,049
Loss from continuing operations	(4,591,367)	(9,149,303)	(24,648,088)	(12,043,882)
(Loss)/income from discontinued operations, net of tax	(42,280)	9,984	(282,599)	30,939
Net loss	(4,633,647)	(9,139,319)	(24,930,687)	(12,012,943)
Less net loss in noncontrolling interest	(90,312)	(158,293)	(15,927)	(351,212)
Net loss attributable to Cemtrex, Inc. stockholders	$(4,543,335)	$(8,981,026)	$(24,914,760)	$(11,661,731)
Income/(loss) per share - Basic & Diluted
Continuing Operations	$(1.78)	$(605.49)	$(11.68)	$(2,232.92)
Discontinued Operations	$(0.02)	$0.67	$(0.13)	$5.88
Weighted Average Number of Shares-Basic & Diluted	2,542,677	14,936	2,111,669	5,260

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Other comprehensive loss
Net loss	$(4,633,647)	$(9,139,319)	$(24,930,687)	$(12,012,943)
Foreign currency translation gain/(loss)	233,086	188,491	(321,835)	(114,431)
Comprehensive loss	(4,400,561)	(8,950,828)	(25,252,522)	(12,127,374)
Less net (loss)/income in noncontrolling interest	(90,312)	158,293	(15,927)	(351,212)
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(4,310,249)	$(9,109,121)	$(25,236,595)	$(11,776,162)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series C Par Value $0.001		Common Stock Par Value $0.001				Treasury	Accumulated
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Stock, 64,100 shares of	other Comprehensive	Cemtrex Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Series 1 Preferred Stock	Income	Equity	interest
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	14,176	$14	$73,262,536	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165
Foreign currency translation loss										(131,439)	(131,439)
Share-based compensation							4,087				4,087
Dividends paid in Series 1 preferred shares	123,167	123					(123)				-
Exercise of Series A warrants					1,436,749	1,437	21,514,340				21,515,777
Exercise of Series B warrants					333,650	334	1,095,397				1,095,731
Loss attributable to noncontrolling interest												(180,152)
Net loss								(28,754,367)			(28,754,367)
Balance at December 31, 2024	2,579,994	$2,580	50,000	$50	1,784,575	$1,785	$95,876,237	$(100,109,753)	$(148,291)	$2,817,858	$(1,559,534)	$70,013
Foreign currency translation loss										$(423,482)	(423,482)
Share-based compensation							$3,096				3,096
Rounding shares					6						-
Income attributable to noncontrolling interest											-	$254,537
Net income								$8,382,942			8,382,942
Balance at March 31, 2025	2,579,994	$2,580	50,000	$50	1,784,581	$1,785	$95,879,333	$(91,726,811)	$(148,291)	$2,394,376	$6,403,022	$324,550
Foreign currency translation gain										$233,086	233,086
Share-based compensation							$3,097				3,097
Loss attributable to noncontrolling interest											-	$(90,312)
Dividends paid in Series 1 preferred shares	129,111	$129					$(129)				-
Cancelation of 3,778 shares of Series 1 Preferred Shares	(3,778)	$(4)					$4				-
Shares issued in offering					1,250,000	$1,250	$1,057,700				1,058,950
Shares issued in over allotment exercise					187,500	$188	$172,312				172,500
Series B Warrant exercises					287,525	$287	$290,151				290,438
Net loss								$(4,543,335)			(4,543,335)
Balance at June 30, 2025	2,705,327	$2,705	50,000	$50	3,509,606	$3,510	$97,402,468	$(96,270,146)	$(148,291)	$2,627,462	$3,617,758	$234,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par
	Par Value $0.001		Par Value $0.001		Value $0.001				Treasury	Accumulated
	Number of		Number of		Number of		Additional Paid-in	Accumulated	Stock, 64,100 shares of	other Comprehensive	Cemtrex Stockholders’	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Series 1 Preferred Stock	Income	Equity	interest
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	498	$1	$68,882,750	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179
Foreign currency translation gain										227,764	227,764
Share-based compensation							7,558				7,558
Shares issued to pay notes payable					5		40,000				40,000
Dividends paid in Series 1 preferred shares	115,037	115					(115)				-
Loss attributable to noncontrolling interest											-	(96,409)
Net loss								(1,207,494)			(1,207,494)
Balance at December 31, 2023	2,408,053	$2,408	50,000	$50	503	$1	$68,930,193	$(65,333,389)	$(148,291)	$3,304,470	$6,755,442	$559,770

Foreign currency translation loss										$(530,686)	(530,686)
Share-based compensation							$7,558				7,558
Purchase of treasury stock									$(69,705)		(69,705)
Loss attributable to noncontrolling interest											-	$(96,510)
Net loss								$(1,473,211)			(1,473,211)
Balance at March 31, 2024	2,408,053	2,408	50,000	50	503	1	68,937,751	(66,806,600)	(217,996)	2,773,784	4,689,398	463,260
Foreign currency translation gain										188,491	188,491
Share-based compensation							7,559				7,559
Dividends paid in Series 1 preferred shares	120,725	121					(121)				-
Common shares issued to underwriter					264	-	96,360				96,360
Exercise of prefunded warrants					5,338	5	3,093,955				3,093,960
Exercise of Series A warrants					1,670	2	864,212				864,214
Cancellation of treasury stock	(71,951)	(72)					(69,633)		69,705		-
Loss attributable to noncontrolling interest											-	(158,293)
Shares issued to pay for services					12	-	89,000				89,000
Net loss								(8,981,026)			(8,981,026)
Balance at June 30, 2024	2,456,827	2,457	50,000	50	7,787	8	73,019,083	(75,787,626)	(148,291)	2,962,275	47,956	304,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
	2025	2024
Cash Flows from Operating Activities

Net loss	$(24,930,687)	$(12,012,943)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	960,930	998,641
(Gain)/loss on disposal of property and equipment	19,668	(13,595)
Noncash lease expense	684,360	645,695
Bad debt expense	55,222	1,429,791
Contract modification - related party	280,545	-
Share-based compensation	10,280	22,675
Income tax expense	-	208,669
Shares issued to pay for services	-	129,000
Accrued interest on notes payable	803,030	937,899
Non-cash royalty income	(48,668)	(39,846)
Amortization of original issue discounts on notes payable	29,167	-
Loan origination costs	5,000	54,400
Loss on excess fair value of warrants	-	7,255,528
Loss on exercise of warrant liabilities	15,722,096	-
Changes in fair value of warrant liability	8,928,275	(2,807,890)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(1,534,474)	1,420,733
Trade receivables - related party	87,116	(136,277)
Inventory	1,162,286	1,350,333
Contract assets	387,056	624,141
Prepaid expenses and other current assets	(98,976)	548,129
Other assets	125,035	(274,081)
Accounts payable	295,378	(1,588,439)
Accounts payable - related party	-	(5,009)
Sales tax payable	(58,449)	2,036
Operating lease liabilities	(692,804)	(646,595)
Deposits from customers	(146,744)	189,331
Accrued expenses	60,159	(496,932)
Contract liabilities	1,455,386	921,287
Deferred revenue	(135,687)	(395,065)
Income taxes payable	(24,582)	(196,727)
Other liabilities	10,864	(201,366)
Net cash provided by/(used in) operating activities	3,410,782	(2,076,477)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,435,743)	(429,334)
Proceeds from sale of property and equipment	13,511	77,110
Royalties on related party revenues	40,000	46,000
Investment in MasterpieceVR	(100,000)	(100,000)
Net cash used by investing activities	(1,482,232)	(406,224)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	23,424,024	26,682,873
Payments on revolving line of credit	(24,509,177)	(24,025,081)
Payments on debt	(985,212)	(7,818,405)
Payments on Paycheck Protection Program Loans	(50,628)	(30,365)
Proceeds on Loan from CEO	200,000	-
Proceeds on bank loans	-	28,267
Proceeds from notes payable	500,000	-
Proceeds from warrant exercises	1,307,354	-
Proceeds from offerings	1,463,550	10,035,293
Expenses on offerings	(232,100)	(935,333)
Purchases of treasury stock	-	(69,705)
Net cash provided by financing activities	1,117,811	3,867,544

Effect of currency translation	(321,394)	(114,180)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	2,724,967	1,270,663
Cash, cash equivalents, and restricted cash at beginning of period	5,420,392	6,349,562
Cash, cash equivalents, and restricted cash at end of period	$8,145,359	$7,620,225

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$7,032,530	$6,468,197
Restricted cash	1,112,829	1,152,028
Total cash, cash equivalents, and restricted cash	$8,145,359	$7,620,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended
	June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,777,081	$705,504
Cash paid during the period for income taxes, net of refunds	$237,943	$196,727

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay for services	$-	$129,000
Financing of fixed asset purchase	$-	$28,331
Noncash recognition of new leases	$720,104	$294,513
Series A Warrant Exercises	$21,515,777	$-
Series B Warrant Exercises	$1,386,169	$-

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

Although we currently meet the Nasdaq Minimum Bid Requirement, out of abundance of caution, we believe that a future reverse split may be necessary in the future if we were to fall short of the Minimum Bid Price Requirement. A Reverse Stock Split would potentially increase our bid price such that we maintain the Minimum Bid Requirement required for maintaining the listing requirements for the Nasdaq Capital Market.

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

On June 4, 2025, the Company received a letter from Nasdaq notifying the Company that based on the Company’s Form 10-Q for the period ended March 31, 2025, filed on May 15, 2025, evidencing stockholders’ equity of $6,403,022, Nasdaq has determined that the Company complies with the Minimum Stockholder’s Equity Requirement and this matter is now closed.

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

The Company has incurred substantial operational losses of $5,269,745 and $1,511,508 for fiscal years 2024 and 2023, respectively, and an operational gain of $1,692,987 for the nine months ended June 30, 2025. Additionally, the Company has debt obligations over the next fiscal year of $12,067,849 and working capital of $4,916,624, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $7,032,530 in cash as of June 30, 2025. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of June 30, 2025, has available capacity of approximately $936,000, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products and introducing new innovative products to grow revenues, (iii) raised $9,039,959 in net proceeds through our May 2024 equity financing, raised an additional $1,307,354 through exercise of our Series B Warrants, and anticipate up to $4 million of Series B warrants may be exercised, (iv) raised $1,231,450 through a private equity offering on May 29, 2025, and (v) on October 2, 2024, and November 26, 2024 has effected a 60:1 and a 35:1 reverse stock split, respectively, on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans, if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed.

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

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the Unites States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission (‘SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

NOTE 3 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three and nine months ended June 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Over time	59%	63%	52%	57%
Point-in-time	41%	37%	48%	43%

NOTE 4 – INCOME/(LOSS) PER COMMON SHARE

Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income/(loss) per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three and nine months ended June 30, 2025, and 2024, the following items were excluded from the computation of diluted net income/(loss) per common share as their effect is anti-dilutive:

	For the three months ended		For the nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Options	18	18	18	18
Warrants	11,413,951	-	11,413,951	-

For the three and nine months ended June 30, 2025, and 2024, income/(loss) per share basic and diluted for continuing operations are calculated as follows:

	For the three months		For the nine months ended
	June 30,		June 30,
	2025	2024	2025	2024
Loss from Continuing operations	$(4,591,367)	$(9,149,303)	$(24,648,088)	$(12,043,882)
Less loss in noncontrolling interest	(90,312)	(158,293)	(15,927)	(351,212)
Preferred stock dividends	21,949	52,515	21,949	52,515
Net loss applicable to common shareholders	(4,523,004)	(9,043,525)	(24,654,110)	(11,745,185)
Weighted Average Number of Shares-Basic & Diluted	2,542,677	14,936	2,111,669	5,260
Earnings/(loss) per share - Basic & Diluted - Continuing Operations	$(1.78)	$(605.49)	$(11.68)	$(2,232.92)

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

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Three months ended June 30, 2025				Three months ended June 30, 2024
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
External revenues	$7,581,814	$9,383,844	$-	$16,965,658	$6,193,487	$8,492,911	$-	$14,686,398
Cost of revenues	3,628,252	5,966,900	-	9,595,152	2,970,396	5,838,855	-	8,809,251
Gross profit	$3,953,562	$3,416,944	$-	$7,370,506	$3,223,091	$2,654,056	$-	$5,877,147
Operating expenses
Sales, general, and administrative	4,202,304	2,371,501	739,632	7,313,437	4,363,645	1,917,206	1,585,878	7,866,729
Depreciation and amortization	87,290	225,615	-	312,905	96,210	229,241	-	325,451
Research and development	386,565	-	-	386,565	864,483	-	-	864,483
Operating (loss)/income	$(722,597)	$819,828	$(739,632)	$(642,401)	(2,101,247)	507,609	(1,585,878)	(3,179,516)

Other income/(expense), net	$(359,260)	$(2,363,574)	$(1,212,097)	$(3,934,931)	$(119,813)	$(50,250)	$(5,732,430)	$(5,902,493)

	Nine months ended June 30, 2025				Nine months ended June 30, 2024
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
External revenues	$30,016,665	$27,939,161	$-	$57,955,826	$23,446,220	$25,277,939	$-	$48,724,159
Cost of revenues	14,419,488	18,298,441	-	32,717,929	11,593,213	17,231,984	-	28,825,197
Gross profit	$15,597,177	$9,640,720	$-	$25,237,897	$11,853,007	$8,045,955	$-	$19,898,962
Operating expenses
General, and administrative	11,617,358	6,361,927	2,550,158	20,529,443	12,524,869	5,343,738	3,317,055	21,185,662
Depreciation and amortization	258,746	702,184	-	960,930	295,622	703,019	-	998,641
Research and development	2,054,537	-	-	2,054,537	2,664,688	-	-	2,664,688
Operating (loss)/income	$1,666,536	$2,576,609	$(2,550,158)	$1,692,987	$(3,632,172)	$1,999,198	$(3,317,055)	$(4,950,029)

Other income/(expense), net	$(1,245,908)	$(2,551,945)	$(22,298,124)	$(26,095,977)	$(392,707)	$(236,683)	$(6,226,414)	$(6,855,804)

	June 30,	September 30,
	2025	2024
Identifiable Assets
Security	$17,521,601	$17,253,328
Industrial Services	26,943,580	24,576,055
Corporate	2,495,642	2,286,075
Total Assets	$46,960,823	$44,115,458

Unallocated corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related to audit and taxes, legal expenses related to corporate matters, interest expense on notes payable, and Series A and B Warrants transaction losses.

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan, are restricted in nature and amounted to $899,008 at June 30, 2025, and $1,030,606 at September 30, 2024. Additionally, there was $100,000 of restricted cash in escrow per the purchase agreement with Heisey Mechanical, Ltd, as of June 30, 2025 and September 30, 2024, an additional $45,256 and $325,340 in escrow related to bond requirements on certain public projects as of June 30, 2025, and September 30, 2024, respectively, and $68,565 and $66,935 in deposit guarantees as of June 30, 2025, and September 30, 2024, respectively.

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

The Company’s fair value liabilities at June 30, 2025, and September 30, 2024, are as follows.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of June 30,
	(Level 1)	(Level 2)	(Level 3)	2025
Liabilities
Warrant liabilities	$962,537	$7,292,678	$—	$8,255,215

	$962,537	$7,292,678	$—	$8,255,215

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities
Warrant liabilities	$4,160,658	$1,038,778	$-	$5,199,436

	$4,160,658	$1,038,778	$-	$5,199,436

A summary of the warrant liabilities activity, per the valuation inputs disclosed in NOTE 20 - STOCKHOLDERS’ EQUITY, for the nine months ended June 30, 2025, is as follows:

	Series A Warrants	Series B Warrants	Total
Warrant Liabilities at September 30, 2024	$4,160,658	$1,038,778	$5,199,436
Warrants Issued	-	-	-
Warrants Exercised	(5,669,908)	(202,588)	(5,872,496)
Fair market revaluation	2,471,787	6,456,488	8,928,275
Warrant Liabilities at June 30, 2025	$962,537	$7,292,678	$8,255,215

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consisted of the following:

	June 30,	September 30,
	2025	2024
Trade receivables	$12,850,068	$11,315,594
Allowance for credit losses	(171,140)	(155,918)
	$12,678,928	$11,159,676

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	September 30, 2024

Prepaid expenses	$747,169	$547,914
Prepaid inventory	143,220	301,605
Deferred costs	24,922	71,359
Short-term investments	14,715	13,871
Prepaid income taxes	625,637	462,997
VAT and GST tax receivable	-	58,941
Prepaid expenses and other current assets total	$1,555,663	$1,456,687

NOTE 10 – INVENTORY, NET

Inventory, net consisted of the following:

	June 30,	September 30,
	2025	2024
Raw materials	$609,725	$421,557
Work in progress	391,302	272,910
Finished goods	4,825,216	6,294,062
Inventory, net	5,826,243	6,988,529

The Company maintained an allowance for obsolete inventories of $954,997 and $1,044,530 at June 30, 2025, and September 30, 2024, respectively.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2025	2024
Land	$945,279	$945,279
Building and leasehold improvements	4,413,642	4,388,556
Furniture and office equipment	619,209	600,186
Computers and software	1,333,135	1,333,135
Machinery and equipment	14,931,107	13,578,702
	22,242,372	20,845,858
Less: Accumulated depreciation	(12,668,998)	(11,712,280)
Property and equipment, net	$9,573,374	$9,133,578

Depreciation expense for the three and nine months ended June 30, 2025 and 2024, was $312,905 and $960,930, and $325,451 and $998,641, respectively, and is recorded in cost of revenues and general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12 – GOODWILL

Changes in the carrying amount of goodwill, by segment, were as follows:

	Security	Industrial Services	Consolidated
Balance at September 30, 2024	$-	$3,708,347	$3,708,347
Impairment /adjustments	-	-	-
Balance at June 30, 2025	$-	$3,708,347	$3,708,347

As of June 30, 2025, and September 30, 2024, accumulated impairment losses of $3,846,475 have been recorded related to the Security segment.

NOTE 13 – OTHER ASSETS

On November 13, 2020, and January 19, 2022, Cemtrex made $500,000 in investments, on July 18, 2023, and October 5, 2023, made additional $100,000 in investments, and on October 17, 2024, and November 18, 2024, made additional $50,000 in investments on each respective date, via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying consolidated balance sheet and the Company accounts for this investment and records it at cost. No impairment has been recorded for the three and nine months ended June 30, 2025, and 2024.

Other assets consisted of the following:

	June 30, 2025	September 30, 2024
Rental deposits	$267,731	$194,796
Investment in Masterpiece VR	1,300,000	1,200,000
Other deposits	152,875	350,845
Demonstration equipment supplied to resellers	441,624	441,624
Other assets total	$2,162,230	$2,187,265

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2025	September 30, 2024
Accrued expenses	$758,573	$352,938
Accrued payroll	944,519	818,262
Accrued warranty	222,702	222,702
Accrued expenses total	$1,925,794	$1,393,902

NOTE 15 – DEFERRED REVENUE

The Company’s deferred revenue for the three and nine months ended June 30, 2025, and 2024, were as follows:

	For the three months ended		For the nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Deferred revenue at beginning of period	$1,689,418	$2,059,225	$1,955,635	$2,311,334
Net additions:
Deferred software revenues	661,917	502,136	1,471,444	1,649,519
Recognized as revenue:
Deferred software revenues	(531,387)	(645,092)	(1,607,131)	(2,044,584)
Deferred revenue at end of period	1,819,948	1,916,269	1,819,948	1,916,269
Less: current portion	1,329,902	1,284,688	1,329,902	1,284,688
Long-term deferred revenue at end of period	$490,046	$631,581	$490,046	$631,581

For the three months ended June 30, 2025, and 2024, the Company recognized revenue of $453,205, and $571,660, respectively. For the nine months ended June 30, 2025, and 2024, the Company recognized revenue of $1,167,080 and $1,364,475, respectively, that was previously included in the beginning balance of deferred revenues.

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

The following is a summary of the Company’s uncompleted contracts:

	June 30, 2025	September 30, 2024
Costs incurred on uncompleted contracts	$19,409,856	$12,724,334
Estimated gross profit	8,409,145	3,006,692
	27,819,001	15,731,026
Applicable billings to date	(29,930,440)	(16,000,023)
Net earnings in excess of billings / (billing in excess of costs)	$(2,111,439)	$(268,997)

For the three and nine months ended June 30, 2025 and 2024, the Company recognized revenue of $0 and $18,625, and $1,103,156 and $905,319, respectively, that was previously included in the beginning balance of contract liabilities.

The following table summarizes the net activity of the contract assets and contract liabilities for the three and nine months ended June 30, 2025, and 2024.

	For the three months ended		For nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$1,156,620	$1,979,679	$985,207	$1,739,201
Changes in revenue billed, contract price or cost estimates	(558,469)	(864,619)	(387,056)	(624,141)
Contract asset, net, ending balance	$598,151	$1,115,060	$598,151	$1,115,060
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(1,924,425)	$(1,899,409)	(1,254,204)	$(980,319)
Changes in revenue billed, contract price or cost estimates	(785,165)	(2,197)	(1,455,386)	(921,287)
Contract liability, ending balance	$(2,709,590)	$(1,901,606)	$(2,709,590)	$(1,901,606)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$(767,805)	$80,270	$(268,997)	$758,882
Changes in revenue billed, contract price or cost estimates	(1,343,634)	(866,816)	$(1,842,442)	(1,545,428)
Net billings in excess of costs, ending balance	$(2,111,439)	$(786,546)	$(2,111,439)	$(786,546)

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

As of June 30, 2025, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $410,143, of which $130,000 is considered short-term and is presented on the Company’s unaudited Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party. The Company has taken a $50,000 allowance for expected credit losses against these royalties.

As of June 30, 2025, there was $513,263 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $60,628 are related to costs paid by Cemtrex and $130,000 is the short term due on the royalties on CXR, Inc.’s revenues. The remaining $322,635 is related to the services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business.

On May 5, 2025, Saagar Govil, CEO, made a short-term loan to the Company of $200,000 for certain operating needs. This loan was repaid on August 1, 2025.

NOTE 18 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 2.91 years at June 30, 2025, and 3.30 years at September 30, 2024. The weighted average discount rate used to measure lease liabilities was approximately 6.56% at June 30, 2025, and 6.54% at September 30, 2024. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s corporate segment leased approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease at a rent of $600 per month. Short-term rent expense was $5,400 for the nine months ended June 30, 2025, and 2024. The Company terminated this lease on June 30, 2025.

The Company’s security segment leases approximately 350 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $1,933 per month. Short-term rent expense was $27,870 for the nine months ended June 30, 2025, and $43,941 for the nine months ended June 30, 2024.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the unaudited condensed consolidated balance sheet at June 30, 2025, is set forth below:

Years ending September 30,	Operating Leases
2025	261,060
2026	909,454
2027	549,351
2028	290,110
2029	153,584
2030	295,285
Undiscounted lease payments	2,458,844
Amount representing interest	(439,517)
Discounted lease payments	2,019,327
Less short-term operating lease liabilities	818,486
Long-term operating lease liabilities	$1,200,841

Lease costs for the three and nine months ended June 30, 2025, and 2024 are set forth below:

	For the three months ended June 30,		For the nine months ended June 30,

	2025	2024	2025	2024
Operating lease costs	227,918	256,570	692,804	645,695
Short-term lease costs	7,337	15,379	33,008	49,341
Total lease cost	$235,255	$271,949	$725,812	$695,036

NOTE 19 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of June 30, 2025, the Company had enough eligible assets to access approximately $3,000,000 of the credit line. The Company was in compliance with all loan covenants as of June 30, 2025. As of June 30, 2025, and September 30, 2024, this loan had a balance of $2,039,858, and $3,125,011, respectively.

Standstill Agreement

On April 30, 2024, the Company entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of one year which expired on April 30, 2025 and in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. During fiscal year 2024, the Company paid Streeterville $4,588,897 under this agreement.

On May 29, 2025, the Company entered into a Standstill Agreement with Streeterville in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of 60 days which expired on July 29, 2025 and in exchange, the Company agreed to pay to Streeterville the greater of $550,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. During the standstill period, the Company paid Streeterville $636,250 under this agreement.

Notes payable

On November 21, 2024, the Company issued a note payable to Streeterville Capital, LLC in the amount of $580,000. This note carries interest of 8% and matures on May 21, 2026. After deduction of an original issue discount of $75,000 and legal fees of $5,000, the Company received $500,000 in cash. As of June 30, 2025, this note had unamortized original issue discount balance of $45,833.

The following table outlines the Company’s secured liabilities:

			June 30,	September 30,
	Interest Rate	Maturity	2025	2024
Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of June 30, 2025. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.82% as of June 30, 2025 and 7.33% as of September 30, 2024).	1/31/2025	-	28,302

Fulton Bank - $312,000 fund equipment for AIS. The Company was in compliance with loan covenants as of June 30, 2025. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.82% as of June 30, 2025 and 7.33% as of September 30, 2024).	9/30/2029	271,570	312,000

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of June 30, 2025. This loan is secured by the underlying asset.	SOFR plus 2.62% (7.07% on June 30, 2025 and 7.58% on September 30, 2024).	1/28/2040	2,054,108	2,113,337

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (7.25% as of June 30, 2025 and 7.76% as of September 30, 2024).	9/30/2043	1,154,163	1,176,112

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (7.25% as of June 30, 2025 and 7.76% as of September 30, 2024).	7/1/2030	1,682,569	1,881,621

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0, as of June 30, 2025 and September 30, 2024.	8%	6/30/2025	-	244,766

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of June 30, 2025 and September 30, 2024.	8%	2/22/2026	12,578,143	12,195,789

Note payable - $580,000. Less original issue discount $75,000 and legal fees $5,000,net cash received $500,000. Unamortized original issue discount balance of $45,833 as of June 30, 2025.	8%	5/21/2027	609,192	-

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	-	50,628

Total debt			$18,349,745	$18,002,555
Less: Current maturities			(9,827,991)	(4,732,377)
Less: Unamortized original issue discount			(45,833)	-
Long-term debt			$8,475,921	$13,270,178

NOTE 20 – STOCKHOLDERS’ EQUITY

Series 1 Preferred Stock

The Company’s Series 1 Preferred Stock was suspended from the Nasdaq Capital Market on January 22, 2024. The Series 1 Preferred Stock is now quoted on the OTC Markets OTCID tier under the symbol “CETXP.”

Nasdaq filed a Form 25 on March 21, 2024. The deregistration of the Company’s Series 1 Preferred Stock under Section 12(b) of the Exchange Act became effective 90 days after filing of Form 25.

During the nine months ended June 30, 2025, 252,278 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

During the nine months ended June 30, 2025, 3,778 shares of Series 1 Preferred Stock were cancelled.

As of June 30, 2025, and September 30, 2024, there were 2,705,327 and 2,456,827 shares of Series 1 Preferred Stock issued and 2,641,227 and 2,392,727 shares of Series 1 Preferred Stock outstanding, respectively.

Common Stock

On October 2, 2024, and November 26, 2024, the Company completed a 60:1 and 35:1, respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

During the nine months ended June 30, 2025, 1,436,749 shares of common stock were issued for the exercise of 3,946,790 Series A Warrants under the Alternative Cashless Exercise option as adjusted for reverse stock splits and exercise price adjustments. During the nine months ended June 30, 2025, there were 6 shares issued for rounding on November 26, 2024, reverse stock split.

During the nine months ended June 30, 2025, 621,175 shares of common stock were issued for the exercise of 621,175 Series B Warrants which generated $1,307,355 in proceeds.

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

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2025.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(in years)
Outstanding at September 30, 2023	-
Warrants granted	65,327,640	$0.85
Warrants exercised	(15,618,593)	$0.61
Warrants forfeited	-
Warrants cancelled	-
Outstanding at September 30, 2024	49,709,047	$0.23	2.77
Warrants granted	-
Warrants exercised	(26,683,246)	$0.64
Warrants forfeited	-
Warrants cancelled	-
Exercise price adjustments	(10,736,816)
Outstanding at June 30, 2025	12,288,985	$0.83	3.67

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

On May 29, 2025, the Company completed an underwritten public offering of common stock. At the time, the Company had 248,166 Series A Warrants and 3,318,556 Series B Warrants outstanding at an exercise price of $3.1488. According to the terms of the Series A and Series B warrants, in the event of a public offering, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the republic offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On June 2, 2025, it was determined that the exercise price has reset to $0.893.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	248,166	$260,467	875,034
Series B Warrants	3,318,556	$10,449,401	11,701,477

For the three and nine months ended June 30, 2025, the company recognized a gain on the fair value of the common shares issued for the exercised warrants of $74,008 and a loss of $15,722,097, respectively, which represents the difference between the fair value of the shares issued and the value of the warrants exercised.

For the three and nine months ended June 30, 2025, the company recognized a loss on changes in fair value of warrant liability of $3,615,437, and 8,928,275, respectively. For the three and nine months ended June 30, 2024, the company recognized a gain on changes in fair value of warrant liability of $2,807,890, which represents the change in the fair value of the of the warrants unexercised at the measurement period.

May 2025 Equity Offering

On May 28, 2025 the Company, entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), pursuant to which the Company agreed to sell to the Underwriter, in a firm commitment public offering (the “Offering”), 1,250,000 shares of the Company’s common stock, par value $0.001 per share (the “Firm Shares”), for a public offering price of $1.00 per share. The Company also granted the Underwriter an over-allotment option to purchase up to 187,500 shares of the Company’s common stock (the “Option Shares,” together with Firm Shares, the “Shares”).

The Company received $1,250,000 in gross proceeds from this Offering, before deducting underwriting discounts and other related offering expenses of $191,050. The Offering closed on May 29, 2025.

On June 2, 2025, the Underwriter fully exercised the option, and on June 3, 2025, the Company closed the offering of the Option Shares to the Underwriter, for aggregate gross proceeds of approximately $187,500 less applicable underwriter discounts and other offering fees and expenses of $15,000.

NOTE 21 – SHARE-BASED COMPENSATION

For the three and nine months ended June 30, 2025, and 2024, the Company recognized $3,097 and $10,280, and $7,559, and $22,675 of share-based compensation expense on its outstanding options, respectively. As of June 30, 2025, $3,955 of unrecognized share-based compensation expense is expected to be recognized over the next 3 months. Future compensation amounts will be adjusted for any change in estimated forfeitures.

During the three and nine months ended June 30, 2025, no options were granted, cancelled, or forfeited.

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

NOTE 23 – INCOME TAXES

For the three and nine months ended June 30, 2025, and 2024, the Company recorded an income tax expense of approximately $14,035 and $245,098 and $67,294 and $238,049 from continuing operations, respectively. These taxes are related to our international operations and state taxes of certain subsidiaries.

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

The Company’s effective tax rates for the three months ended June 30, 2025, and 2024, were (0.17%) and (0.74%) respectively. For the nine months ended June 30, 2025, and 2024, the effective tax rates were (1.17%) and (2.02%) respectively.

NOTE 24 – SUBSEQUENT EVENTS

On Various dates in July and August 2025, 2,018,577 shares of common stock were issued in exchange for 2,018,577 Series B warrants. These exercises generated $1,802,590 in gross proceeds and generated a $532,844 gain on the fair value of the common shares issued for the exercised warrants, which represents the difference between the fair value of the shares issued and the value of the warrants exercised.

In July 2025, the Company acquired approximately 5,500 units of Solana (SOL) as part of its broader cryptocurrency strategy. This investment is intended to diversify the Company’s treasury holdings and provide potential exposure to blockchain-based technologies relevant to its long-term strategic initiatives.

On August 1, 2025, the Company issued 150,000 shares to settle $166,050 of debt due to Streeterville Capital, LLC. $2,814 was applied to accrued interest and $163,236 was applied to the principal on the note that matures on February 22, 2026.

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

Results of Operations – For the three months ended June 30, 2025, and 2024

Revenues

Our Security segment revenues for the three months ended June 30, 2025, increased by $1,388,327 or 22% to $7,581,814 from $6,193,487 for the three months ended June 30, 2024. This increase is mainly due to increased demand for the Company’s products.

Our Industrial Services segment revenues for the three months ended June 30, 2025, increased by $890,833 or 10%, to $9,383,844 from $8,492,911, for the three months ended June 30, 2024. This increase is mainly due to increased demand for the segment’s services.

Gross Profit

Gross Profit for the three months ended June 30, 2025, was $7,370,506 or 43% of revenues as compared to gross profit of $5,887,147 or 40% of revenues for the three months ended June 30, 2024.

Gross profit in our Security segment was $3,953,562 or 52% of the segment’s revenues for the three months ended June 30, 2025, as compared to gross profit of $3,223,091 or 52% of the segment’s revenues for the period ended June 30, 2024.

Gross profit in our Industrial Services segment was $3,416,944 or 36% of the segment’s revenues for the three months ended June 30, 2025, as compared to gross profit of $2,654,056 or 31% of the segment’s revenues for the period ended June 30, 2024. Gross profit as a percentage of revenues increased due to improved margins on projects in the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025, decreased $565,838 or 7% to $7,626,342 from $8,192,180 for the three months ended June 30, 2024. The decrease in general and administrative expenses is mainly related to decreased general and administrative expenses, legal expenses, depreciation, and travel.

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2025, were $386,565 compared to $864,483 for the three months ended June 30, 2024, a decrease of $477,918 or 55%. Research and Development expenses are related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the three months ended June 30, 2025, was $3,934,931, as compared to expense of $5,902,493 for the three months ended June 30, 2024. Other expense for the three months ended June 30, 2025, was mainly driven by losses on changes in fair value of warrant liability of $3,615,437 which represents the change in the fair value of the of the warrants unexercised at the measurement period. Other expense for the three months ended June 30, 2024, was mainly driven by a loss on excess fair value of the warrants at issuance of $7,255,528.

Provision for Income Taxes

During the three months ended June 30, 2025, and 2024, the Company had income tax expense from continuing operations of $14,035 and $67,294, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the three months ended June 30, 2025, and 2024, was (0.17%) and (0.74%) respectively.

Results of Operations – For the nine months ended June 30, 2025, and 2024

Revenues

Our Security segment revenues for the nine months ended June 30, 2025, increased by $6,570,445 or 28% to $30,016,665 from $23,446,220 for the nine months ended June 30, 2024. This increase is due to a large sale valued at $10,375,000 for security technology products under our Vicon brand. This sale represents 35% of the revenue for this segment for the nine months ended June 30, 2025.

Our Industrial Services segment revenues for the nine months ended June 30, 2025, increased by $2,661,222 or 11%, to $27,939,161 from $25,277,939, for the nine months ended June 30, 2024. This increase is mainly due to increased demand for the segment’s services.

Gross Profit

Gross Profit for the nine months ended June 30, 2025, was $25,237,897 or 44% of revenues as compared to gross profit of $19,898,962 or 41% of revenues for the nine months ended June 30, 2024.

Gross profit in our Security segment was $15,597,177 or 52% of the segment’s revenues for the nine months ended June 30, 2025, as compared to gross profit of $11,853,007 or 51% of the segment’s revenues for the period ended June 30, 2024. Gross profit percentage was up due to the mix of products sold in the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024.

Gross profit in our Industrial Services segment was $9,640,720 or 35% of the segment’s revenues for the nine months ended June 30, 2025, as compared to gross profit of $8,045,955 or 32% of the segment’s revenues for the period ended June 30, 2024. Gross profit as a percentage of revenues increased due to improved margins on projects in the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2025, decreased $693,930 or 3% to $21,490,373 from $22,184,303 for the nine months ended June 30, 2024. The decrease in general and administrative expenses is mainly related to decreased salaries, general and administrative expenses, legal expenses, depreciation, and other operating expenses.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2025, were $2,054,537 compared to $2,664,688 for the nine months ended June 30, 2024, a decrease of $610,151 or 23%. Research and Development expenses are related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the nine months ended June 30, 2025, was $26,095,977, as compared to $6,855,804 for the nine months ended June 30, 2024. Other expense for the nine months ended June 30, 2025, was mainly driven by losses on excess fair value of the warrants of $15,722,097 which represents the difference between the fair value of the shares issued and the value of the warrants exercised and losses on changes in fair value of warrant liability of $8,928,275, which represents the change in the fair value of the of the warrants unexercised at the measurement period. Other expense for the nine months ended June 30, 2024, was mainly driven by the May 2024 Equity Financing expenses of $995,333, the loss on the excess fair value of the warrants issued in the May 2024 Equity Financing of $7,255,528, offset by the change in the fair value of the warrants of $2,807,890.

Provision for Income Taxes

During the nine months ended June 30, 2025, and 2024, the Company had income tax expense from continuing operations of $245,098 and $238,049, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the nine months ended June 30, 2025, and 2024, was (0.87%) and (2.02%) respectively.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $4,916,624 at June 30, 2025, compared to working capital of $8,103,457 at September 30, 2024. This includes cash and equivalents and restricted cash of $8,145,359 at June 30, 2025, and $5,420,392 at September 30, 2024. The decrease in working capital was primarily due to the increase in the current maturities of long-term liabilities and decreases in inventory and contract assets.

Cash provided by operating activities for the nine months ended June 30, 2025, was $3,410,782 and used $2,076,477 of cash for the nine-month period ended June 30, 2024. Our operating cash flow was mainly the result of our net loss, less the non-cash adjustments, combined with operating changes in inventory, contract assets, and contract liabilities.

Trade receivables increased by $1,519,252 or 14% to $12,678,928 at June 30, 2025, from $11,159,676 at September 30, 2024. The increase in trade receivables is attributable to the remaining balance on the large sale in the Security segment, which was collected in July 2025.

Cash used by investing activities for the nine months ended June 30, 2025, was $1,482,232 compared to $406,224 used for the nine months ended June 30, 2024. Investing activities for the nine months ended June 30, 2025, and 2024, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR.

Cash provided by financing activities for the nine months ended June 30, 2025, was $1,117,811 compared to $3,867,544 for the nine months ended June 30, 2024. Financing activities for the nine months ended June 30, 2025, were primarily driven by the proceeds from the Company’s revolving line of credit, note payable, proceeds from offerings, and the exercise of Series B Warrants. Financing activities for the nine months ended June 30, 2024, were primarily driven by the proceeds from the Company’s revolving line of credit, proceeds from offerings, and payments on the Company’s debt.

The Company’s working capital may not be sufficient to cover operating costs which indicates substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $8,145,359 in cash and cash equivalents and restricted cash as of June 30, 2025. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of June 30, 2025, has available capacity of approximately 936,000, (ii) continually reevaluated its pricing model on our Vicon brand to improve margins on those products, (iii) entered into a Standstill Agreement with Streeterville Capital, LLC (“Streeterville”) in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company expiring on April 30, 2025 in exchange, the Company agreed to pay to Streeterville the greater of $4,000,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. To date, the company has paid Streeterville $4,588,897 under this agreement, (iv) entered into a Standstill Agreement with Streeterville in which Streeterville agreed not to seek to redeem any portion of its two outstanding notes with the Company for a period of 60 days which expired on July 29, 2025 and in exchange, the Company agreed to pay to Streeterville the greater of $550,000 or fifty percent (50%) of the net proceeds the Company receives from the sale of any of its common stock or preferred stock during the Standstill Period. During the standstill period, the Company paid Streeterville $636,250 under this agreement.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on their evaluation, our management has concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the nine months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended September 30, 2024, filed with the SEC on December 30, 2024 and amended on January 10, 2025 and April 11, 2025, and in our Quarterly Report for the quarter ended March 31, 2025, filed with the SEC on May 15, 2025. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or Quarterly Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and Quarterly Reports, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Preferred Stock

During the nine months ended June 30, 2025, 252,278 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

During the nine months ended June 30, 2025, 3,778 shares of Series 1 Preferred Stock were cancelled.

Common Stock

During the nine months ended June 30, 2025, 1,436,749 shares of common stock were issued for the exercise of 3,946,790 Series A Warrants under the Alternative Cashless Exercise option as adjusted for reverse stock splits and exercise price adjustments. During the nine months ended June 30, 2025, there were 6 shares issued for rounding on November 26, 2024, reverse stock split.

During the nine months ended June 30, 2025, 621,175 shares of common stock were issued for the exercise of 621,175 Series B Warrants which generated $1,307,355 in proceeds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.9	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.11	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.12	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.13	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.14	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.15	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.16	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 3, 2023	Form 10-Q	5/11/2023
10.2	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	5/11/2023
10.3	Amendment to Promissory Note Between Cemtrex, Inc. and Streeterville Capital, LL	Form 10-Q	5/11/2023
10.4	Securities Purchase Agreement dated June 1, 2020	Form 8-K	6/4/2020
10.5	Securities Purchase Agreement dated June 9, 2020	Form 8-K	6/12/2020
10.6	Settlement Agreement and Release between Cemtrex, Inc. and Aron Govil dated February 26, 2021	Form 8-K	2/26/2021
10.7	Securities Purchase Agreement dated February 22, 2022	Form 10-Q	5/16/2022
10.8	Amendment of the Term Loan Agreement between Vicon and NIL Funding, dated March 30, 2022	Form 10-Q	5/16/2022
10.9	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.10	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.11	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.12	2020 Equity Compensation Plan	Form S-8	8/17/2020
10.13	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/6/2023
10.14	Form of Lock-Up Agreement	Form S-1/A	4/30/2024
10.15	Note Purchase Agreement between Cemtrex Inc. and Streeterville Capital, LLC, dated September 30, 2021	Form S-1/A	4/30/2024
10.16	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated September 14, 2022	Form S-1/A	4/30/2024
10.17	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated August 30, 2023	Form S-1/A	4/30/2024
10.18	Form of Underwriting Agreement	Form 8-K	5/3/2024
10.19	Standstill Agreement, dated April 30, 2024	Form 8-K	5/1/2024
10.20	Underwriting Agreement, dated May 28, 2025 with Aegis Capital Corp.	Form 8-K	5/29/2025
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: August 14, 2025	By:	/s/ Saagar Govil .
Saagar Govil
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

Dated: August 14, 2025	/s/ Paul J. Wyckoff.
Paul J. Wyckoff
Chief Financial Officer and Principal Financial Officer

