Form 10-K
period 2025-09-30
CEMTREX INC
filed 2025-12-29
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37464

CEMTREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0399914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 Fell Ct. Hauppauge, NY	11788
(Address of principal executive offices)	(Zip code)

Registrant telephone number, including area code: 631-756-9116

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	CETX	The NASDAQ Capital Market

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

As of March 31, 2025, the number of the registrant’s common stock held by non-affiliates of the registrant was 118,982 and the aggregate market value $2,623,509, based on the average bid and asked price of $22.05 on March 30, 2025.

As of December 22, 2025, the registrant had 6,911,663 shares of common stock outstanding.

CEMTREX, INC. AND SUBSIDIARIES

Part I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our future results of operations and financial position, business strategy, and plans and objectives of management for future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.

Any statements contained in this Annual Report on Form 10-K, other than statements of historical fact, including statements about management’s beliefs and expectations, are forward-looking statements and should be evaluated as such. These statements are made on the basis of management’s views and assumptions regarding future events and business performance. These forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors” and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report, except as required by law.

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, right-of-use asset valuation, bad debts, goodwill impairment, inventory obsolescence, income tax valuation, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

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

Recent Developments

Common Stock Reverse Stock Split

On October 2, 2024, the Company completed a 60:1 reverse stock split on its common stock, on November 26, 2024, The Company completed a 35:1 reverse stock split on its common stock, and on September 29, 2025, the Company completed a 15:1 reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

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

May 2024 Equity Financing

On May 1, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp., in connection with a firm commitment underwritten public offering (the “Offering”), providing for the issuance of (i) 554,705 units (the “Common Units”), each consisting of one share of common stock of the Company (“Common Stock”), a warrant to purchase one share of common stock at an exercise price of $0.85 per share, which warrant will expire on the two-and-a-half year anniversary of the original issuance date (the “Series A Warrants”), and a warrant to purchase one share of common stock at an exercise price of $0.85 per share, which warrant will expire on the five-year anniversary of the original issuance date (the “Series B Warrants”); and (ii) 11,210,000 pre-funded units (the “Pre-funded Units”), each consisting of one pre-funded warrant to purchase one share of common stock (the “Pre-funded Warrants”), a Series A Warrant and a Series B Warrant. The purchase price of each Unit was $0.85, and the purchase price of each Pre-Funded Unit was $0.849. The Pre-Funded Warrants were immediately exercisable and all of the Pre-Funded Warrants were exercised in full.

In addition, the Company granted the Underwriter a 45-day option to purchase additional 1,764,705 shares of common stock and/or Pre-Funded Warrants, representing up to 15% of the number of common stock and Pre-Funded Warrants sold in the Offering, and/or additional 1,764,705 Series A Warrants representing up to 15% of the Series A Warrants sold in the Offering, and/or additional 1,764,705 Series B Warrants representing up to 15% of the Series B Warrants sold in the Offering to cover over-allotments, if any. The Offering closed on May 3, 2024. An aggregate of 11,764,705 Units (which includes 554,705 shares of common stock) and 11,210,000 Pre-Funded Units (which includes 11,210,000 Pre-Funded Warrants) were sold in the Offering. On May 3, 2024, the Underwriter partially exercised its over-allotment option with respect to 1,764,705 Series A Warrants and 1,764,705 Series B Warrants. The aggregate gross proceeds to the Company were $10,035,293, before deducting underwriting discounts and other issuance expenses of $995,333 recorded under the caption “General and administrative” on the Company’s Consolidated Statements of Operations. The underwriting discounts and other issuance expenses were expensed since the Series A, Series B, and Pre-Funded Warrants were each determined to be liabilities and recorded at their fair value.

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

Issuance of Note payable

On November 7, 2025, the Company issued a Promissory Note with Streeterville Capital, LLC in the original principal amount of $7,025,000. From November 7, 2025, until December 31, 2025, interest will accrue on the outstanding balance of this Note at a per annum rate of interest equal to the daily Secured Overnight Financing Rate (SOFR) as quoted by the Federal Reserve Bank of New York. From January 1, 2026, until this Note is paid in full, interest will accrue at the rate of eight percent (8%) per annum. After original issuance fees of $25,000, the Company received cash of $7,000,000 for this agreement. If this Note is outstanding on January 1, 2026, a one-time additional interest fee of $1,050,000.00 will automatically be added to the outstanding balance. This Note matures eighteen (18) months from the issuance date with redemptions beginning at six (6) months from the issuance date. The Company intends to use the cash proceeds to complete potential acquisitions.

Share Purchase to Acquire Invocon, Inc.

On November 13, 2025, the Company entered into a Share Purchase Agreement with Karl F. Kiefer and Invocon, Inc., a Texas-based systems-engineering firm specializing in mission-critical instrumentation, wireless sensing systems, and flight hardware for aerospace, defense, and civil structure monitoring applications. The agreement provides for the acquisition of 100% of the issued and outstanding shares of Invocon for a purchase price of $7,060,000. The transaction is expected to close on or around January 1, 2026, subject to customary closing conditions.

Invocon has a 40-year history supplying turnkey solutions to major corporations, government entities, and universities, with technologies deployed in satellites, launch vehicles, space shuttles, the International Space Station, and other extreme-environment programs. Upon closing, the Company plans to establish a new reporting segment, Aerospace & Defense, with Invocon as its cornerstone.

December 2025 Debt Exchange and Warrant Exercises

On December 8, 2025, the Company issued 2,500,609 shares of its common stock pursuant to exchange agreements with certain lenders to satisfy $6,084,000 of outstanding debt. Additionally, during December 2025, the Company issued 29,943 shares of common stock upon the exercise of 9,981 Series A Warrants and 2,234,247 shares of common stock upon the exercise of 2,234,247 Series B Warrants. The Company received approximately $5.5 million in gross proceeds from the Series B Warrant exercises.

December 2025 Equity Offerings

On December 11, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor, pursuant to which the Company issued and sold, in a registered direct offering, 310,000 shares of common stock at $3.00 per share and pre-funded warrants to purchase 356,667 shares of common stock at $2.999 per warrant (with a $0.001 exercise price per underlying share), for aggregate gross proceeds of $2,000,000 (net proceeds approximately $1,950,000 after estimated expenses). The pre-funded warrants are immediately exercisable, have no expiration date, and include a 4.99% beneficial ownership limitation (which may be increased or decreased upon notice). The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283995) and closed on December 11, 2025. The Company intends to use the net proceeds for working capital and general corporate purposes, which may include potential future acquisitions. No underwriter or placement agent was involved.

On December 23, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor, pursuant to which the Company issued and sold, in a registered direct offering, 330,000 shares of common stock at $2.50 per share and pre-funded warrants to purchase 470,000 shares of common stock at $2.499 per warrant (with a $0.001 exercise price per underlying share), for aggregate gross proceeds of $2,000,000 (net proceeds approximately $1,950,000 after estimated expenses). The pre-funded warrants are immediately exercisable, have no expiration date, and include a 4.99% beneficial ownership limitation (which may be increased or decreased upon notice). The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283995) and closed on December 23, 2025. The Company intends to use the net proceeds for working capital and general corporate purposes, which may include potential future acquisitions. No underwriter or placement agent was involved.

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

Suppliers

The Company is not solely dependent on, nor expects to become overly dependent on, any one or a limited number of suppliers. The Company also utilizes sub-suppliers and third-party vendors to procure from or fabricate its components based on its design, engineering, and specifications. The Company also enters into subcontracts for field installation, which the Company supervises; and the Company manages all technical, physical, and commercial aspects of the performance of the Company contracts.

Competition

The Company competes on the basis of price, engineering and technological expertise, know-how and the quality of its products, systems, and services. Additionally, the Company’s management believes that the successful delivery, installation and performance of the Company’s products and services is a key factor in gaining business as customers typically prefer to make significant purchases from a company with a solid performance history.

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

Sales and Marketing

The Company sales strategies vary across its businesses and depending on the brand, relies on direct sales force, manufacturing representatives, distributors, integrators and installers, word of mouth or referrals, commission sales agents, magazine advertisements, internet advertising, trade shows, trade directories and catalogue listings, e-commerce, to market its products and services. Our sales are global in nature but predominantly focused on the US market presently. The Company’s arrangements with sales representatives accord each a defined territory or market within which to sell some or all of its products and systems, provide for the payment of agreed-upon sales commissions or wholesale pricing and are terminable at will. The Company’s sales representatives do not have authority to execute contracts on the Company’s behalf.

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

Employees

The Company employs approximately 240 full-time employees and approximately 4 part-time employees as of the date of this Annual Report, including 34 engaged in engineering, 128 in manufacturing and field service and 82 in administrative, sales and marketing functions.

Government Regulation

The Company’s operations are subject to certain foreign, federal, state, and local regulatory requirements relating to, among others, environmental, waste management, labor and health and safety matters. Management believes that the Company’s business is operated in material compliance with all such regulations.

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

Adverse economic conditions can also lead to increased credit and collectability risk on our trade receivables; the failure of derivative counterparties and other financial institutions; limitations on our ability to issue new debt; reduced liquidity; and declines in the fair values of our financial instruments. These and other impacts can materially adversely affect our business, results of operations, financial condition, and stock price.

Our business can be impacted by political events, trade and other international disputes, war, terrorism, natural disasters, public health issues, industrial accidents, and other business interruptions.

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

Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect our operations and supply chain and limit our ability to offer and distribute products and services to customers. The impact can be particularly significant if these restrictive measures apply to countries and regions where we derive a significant portion of our revenues and/or have significant supply chain operations. Restrictive measures can require us to take various actions, including changing suppliers and restructuring business relationships. Changing our operations in accordance with new or changed restrictions on international trade can be expensive, time-consuming, and disruptive to our operations. Such restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. For example, tensions between governments, including the U.S. and China, have in the past led to tariffs and other restrictions being imposed on our business. If disputes and conflicts further escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially adversely affect our business. Political uncertainty surrounding trade and other international disputes could also have a negative effect on consumer confidence and spending, which could adversely affect our business.

Many of our operations and facilities, as well as critical business operations of our suppliers and contract manufacturers, are in locations that are prone to earthquakes and other natural disasters. In addition, such operations and facilities are subject to the risk of interruption by fire, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, labor disputes, public health issues, including pandemics such as the COVID-19 pandemic, and other events beyond our control. Global climate change is resulting in certain types of natural disasters, such as droughts, floods, hurricanes, and wildfires, occurring more frequently or with more intense effects. Such events can make it difficult or impossible for us to manufacture and deliver products to our customers, create delays and inefficiencies in our supply and manufacturing chain, and result in slowdowns and outages to our product and service offerings, and negatively impact consumer spending and demand in affected areas. Following an interruption to our business, we can require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales.

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

Our international operations accounted for approximately 6.8% of our net sales in 2025. We are exposed to the effects (both positive and negative) that fluctuating exchange rates have on translating the financial statements of our international operations, most of which are denominated in local currencies, into the U.S. dollar. Fluctuations in exchange rates may affect product demand and reported profits in our international operations. In addition, currency fluctuations may affect the prices we pay suppliers for materials used in our products, along with other local costs incurred in foreign countries for foreign entities with U.S. dollar functional currency. As a result, fluctuating exchange rates may adversely impact our results of operations and cash flows.

Our business and results of operations may be materially adversely affected by compliance with import and export laws.

We must comply with various laws and regulations relating to the import and export of products, services and technology from the U.S. and other countries having jurisdiction over our operations, which may affect our transactions with certain customers, business partners, and other persons. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies and in other circumstances, we may be required to obtain an export license before exporting a controlled item. The length of time required by the licensing processes can vary, potentially delaying the shipment of products or performance of services and the recognition of the corresponding revenue. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services and damage to our reputation. Moreover, any changes in export control or sanctions regulations may further restrict the export of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Any restrictions on the export of our products or product lines could have a material adverse effect on our competitive position, results of operations, cash flows, or financial condition.

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

The Company has incurred substantial losses of $28.3 million and $7.6 million for fiscal years 2025 and 2024, respectively, and working capital of $5.2 million as at the end of fiscal 2025, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has approximately $5.0 million in cash as of September 30, 2025. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of September 30, 2025, has available capacity of $1.6 million, and a line of credit for its AIS brand with a $3.5 million capacity that has not been drawn upon, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products and introducing new innovative products to grow revenues, (iii) raised approximately $12.5 million in net proceeds through our May 2024 equity financing, raised an additional $5.7 million subsequent to the balance sheet date and anticipate an additional $2.4 million when the remaining Series B warrants are exercised, (iv) raised approximately $1.2 million in net proceeds from our May 2025 equity offering and an additional $4.0 million in December 2025, and (v) has effected a 60:1, 35:1, and a 15:1 reverse stock splits on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our long-term needs and our above plans in the short term may prove to be inadequate to continue as a going concern. Thus, despite our cash on hand, our ability to draw on our credit line, or changes to our pricing models, and other safeguards, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

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

We have incurred net losses, including net losses attributable to Cemtrex, Inc. shareholders of $28.1 million in 2025, $7.2 million in 2024, $9.2 million in 2023, and $13.0 million in 2022. We have an accumulated deficit of $99.4 million as of September 30, 2025. We expect to continue to incur significant product development, sales and marketing and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, to sustain it. If we do not achieve and maintain profitability, the market price for our common stock may decline, perhaps substantially.

The Company is exposed to credit risk, market risk, and fluctuations in the value of its investment portfolio.

The Company may, from time to time invest excess cash that the Company has on hand in large cap securities listed on major exchanges, including stocks and options. The Company’s investments can be negatively affected by liquidity, credit deterioration, financial results, market and economic conditions, political risk, sovereign risk, interest rate fluctuations, or other factors.

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

As of September 30, 2025, our total indebtedness was approximately $16.8 million, including notes payable of $8.5 million, revolving line of credit of $3.2 million, mortgage payable of $3.2 million, and bank loans of $1.9 million. By comparison, as of September 30, 2024, our total indebtedness was approximately $21.05 million, including notes payable of $12.4 million, revolving line of credit of $3.1 million, mortgage payable of $3.3 million, bank loans of $2.2 million, and $0.05 million of PPP loans. For 2025 and 2024 approximately $12.1 million and $7.9 million, respectively, of such debt is classified as current. This substantial debt could have important consequences, including the following: (i) a substantial portion of our cash flow from operations may be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, future business opportunities and capital expenditures; (ii) our ability to obtain additional financing for working capital, debt service requirements and general corporate purposes in the future may be limited; (iii) we may face a competitive disadvantage to lesser leveraged competitors; (iv) our debt service requirements could make it more difficult to satisfy other financial obligations; and (v) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

Risks Related to Our Investment in Digital Assets

The value of our digital asset holdings is highly volatile and may decline significantly.

We have invested in digital assets, primarily Solana (SOL), which we hold and stake for potential yield. These holdings are subject to significant risks, including extreme price volatility, regulatory uncertainty, technological vulnerabilities, and liquidity constraints. Any material decline in value or impairment could adversely affect our financial condition, results of operations, and stock price.

Digital assets, including SOL, have experienced extreme price volatility. The market price of SOL is influenced by factors beyond our control, such as market sentiment, speculative trading, adoption rates, and global economic conditions. A significant decline in SOL’s price could result in substantial losses or impairment charges, negatively impacting our balance sheet, liquidity, and financial results. Historical volatility in cryptocurrency markets has led to rapid and severe price drops, and there is no assurance that our holdings will appreciate or maintain value.

Our digital assets are subject to risks associated with staking and the Solana network.

We stake our SOL holdings to earn rewards, exposing us to additional risks, including slashing penalties for validator misconduct, network downtime, or illiquidity during unstaking periods. The Solana network has historically experienced outages and congestion, which could disrupt staking operations, reduce rewards, or temporarily prevent access to our assets. Concentration among validators on Solana may also heighten centralization risks, making the network vulnerable to attacks or failures.

Regulatory developments could adversely affect our digital asset holdings.

Cryptocurrencies, including SOL, face evolving and uncertain regulation in the U.S. and globally. Changes in laws, SEC classifications (e.g., as securities), tax treatment, or enforcement actions could restrict trading, staking, custody, or require registration/compliance we cannot meet. Adverse rulings (e.g., ongoing SEC scrutiny of Solana-related products) could impair liquidity, trigger forced sales at unfavorable prices, or result in losses. International restrictions could further limit market access.

We face cybersecurity, custody, and theft risks with our digital assets.

Digital assets are vulnerable to hacking, theft, fraud, or loss due to private key compromises or platform breaches. While we use secure custody methods, no system is foolproof. A cybersecurity incident could result in partial or total loss of holdings, with limited or no recovery options (unlike traditional assets with insurance). Network-level attacks on Solana could also indirectly affect our assets.

Valuation, accounting, and liquidity risks associated with digital assets could impact our financial reporting.

Under ASU 2023-08, we measure SOL at fair value with changes in net income, increasing earnings volatility. Fair value relies on exchange prices, which may be manipulated or illiquid. Limited trading venues or counterparty failures could hinder sales at desired prices/times, affecting liquidity needs.

Our digital asset strategy may distract management or fail to deliver expected benefits.

Allocating resources to managing/staking digital assets diverts attention from core operations. If the strategy underperforms or markets decline, it could harm shareholder value without offsetting benefits.

These risks are in addition to general cryptocurrency market risks. Our holdings are not core to operations but could materially impact finances if risks materialize.

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

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

■	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
■	the budgetary constraints of our customers; seasonality;
■	success of our strategic growth initiatives;
■	costs associated with the launching or integration of new or acquired businesses;
■	timing of new product introductions by us, our suppliers, and our competitors; product and service mix, availability, utilization, and pricing;
■	the mix, by state and country, of our revenues, personnel, and assets;
■	movements in interest rates or tax rates;
■	changes in, and application of, accounting rules;
■	changes in the regulations applicable to us; and
■	litigation matters.

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

From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other input cost increases. Our results of operations will suffer if profit margins decrease, as a result of a reduction in prices, increased input costs, or other factors, and if we are unable to increase sales volumes to offset those profit margin decreases. We may also need to increase spending on marketing, advertising, and new product innovation to protect existing market share or increase market share. The success of our investments is subject to risks, including uncertainties about trade and consumer acceptance. As a result, our increased expenditures may not maintain or enhance market share and could result in lower profitability.

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

We are a smaller public company, and we face rapid technological change in many of our product markets, and we may not be able to introduce any successful new products or any enhancements to our existing products on a timely basis, or at all. This could result in prolonged and significant losses. In addition, our introduction of new products could adversely affect sales of certain of our existing products if these new products directly compete with our existing products. If our competitors develop innovative technologies that are superior to our products or if we fail to accurately anticipate market trends and respond on a timely basis with our own innovations, we may not achieve sufficient growth in its revenues to attain profitability or if we do, we may not be able sustain profitability.

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

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information; to manage a variety of business processes and activities; and to comply with regulatory, legal, and tax requirements. We also depend on our information technology infrastructure for digital marketing and sales activities and for electronic communications among our locations, personnel, customers, and suppliers around the world. Many of the information technology systems used by us globally have been in place for many years and not all hardware and software are currently supported by vendors. These information technology systems are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, telecommunication failures, user errors, or catastrophic events. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially affected, and we could experience delays in reporting our financial results.

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

Our customers’ storage and use of data to operate their businesses and deliver services to their consumers is essential to their use of our platform, which stores, transmits and processes our customers’ proprietary information and personal information relating to them, their employees, and their consumers. If a security breach were to occur, as a result of third-party action, employee error, breakdown of our internal security processes and procedures, malfeasance or otherwise, and the confidentiality, integrity or availability of our customers’ data were disrupted, we could incur significant liability to our customers, to partners and to individuals whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation.

Our platform and third-party applications available on, or that interface with, our platform have been and, in the future, may be subject to distributed denial of service attacks (“DDoS”), a technique used by hackers to take an internet service offline by overloading its services. Since techniques used to deliver DDoS attacks are evolving, we may be unable to implement adequate preventative measures or stop DDoS attacks or security breaches while they are occurring. We cannot guarantee that applicable recovery systems, security protocols, network protection mechanisms, and other procedures are or will be adequate to prevent network and service interruption, system failure, or data loss. In addition, computer malware, viruses, ransomware, extortion, and hacking and phishing attacks or social engineering incidents by third parties are prevalent in our industry. Any actual or perceived DDoS attack or security breach could damage our reputation and brand, expose us to a risk of litigation and possible liability and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the DDoS attack or security breach.

Moreover, our platform and third-party applications available on, or that interface with, our platform could be breached if vulnerabilities in our platform or third-party applications are exploited by unauthorized third parties or due to employee error, breakdown of our internal security processes and procedures, malfeasance, or otherwise. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used, or disclosed. Further, threat actors may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information or otherwise compromise the security of our internal networks, electronic systems, and/or physical facilities in order to gain access to our data or our customers’ data. As a result of our increased visibility, the size of our customer base, and the increasing amount of confidential information we process, we believe that we are increasingly a target for such breaches and attacks. This threat may intensify in the event of retaliatory cyberattacks stemming from geopolitical events such as Russia’s invasion of Ukraine. In addition to our own platform and applications, some of the third parties we work with may receive information provided by us, by our customers, or by our customers’ consumers through web or mobile applications. If these third parties fail to adhere to adequate data security practices, or in the event of a breach of their networks, our own and our customers’ data may be improperly accessed, used, or disclosed.

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

Our operating results are sensitive to raw material and resale product availability, quality, and cost

We seek to have many sources of supply for each of our major requirements in order to avoid significant dependence on any single or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters, international trade tariffs, wars, pandemics, disputes and or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for our products have generally been available in sufficient quantities. In some instances, lead times have extended beyond normal due to logistic delays and labor shortages occurring globally. Some of our products, however, require the use of raw materials that are available from only a limited number of regions around the world, are available from only a limited number of suppliers, or may be subject to significant fluctuations in market prices. Our results of operations may be adversely affected if we have difficulty obtaining these raw materials, our key suppliers experience financial difficulties, the quality of available raw materials deteriorates, or there are significant price increases for these raw materials. Our inability to recover increased costs through increased sales prices could have an adverse impact on our results of operations. For periods in which the prices for these raw materials rise, we may be unable to pass on the increased cost to our customers, which would result in decreased sales margins for the products in which they are used. For periods in which prices for these raw materials decline, we may be required, as has occurred in the past, to write down our inventory carrying cost of these raw materials and products. Depending on the extent of the difference between market price and our carrying cost, the write-down could have a significant adverse effect on our results of operations.

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

Our ability to establish, maintain and enforce intellectual property rights with respect to our proprietary technologies, patents, patent applications, software, and other rights will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of patent, trade secret, and copyright laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of our confidential know-how and trade secrets.

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

From our customers’ standpoint, the strength of the intellectual property under which we control can be a critical determinant of the value of our products and services. If we are unable to secure, protect and enforce our intellectual property, it may become more difficult for us to attract new customers. Any such development could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may not have sufficient financial resources to defend our intellectual property rights or otherwise successfully defend against claims that we have infringed on a third party’s intellectual property and, as a result, it may adversely affect our business, financial condition, and results of operations.

Even if such claims are not valid, they could subject us to significant costs. In addition, it may be necessary in the future to enforce our intellectual property rights to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. We may not have sufficient financial resources to defend our intellectual property rights or otherwise to successfully defend the company against valid or spurious claims that we have infringed upon the intellectual property rights of others. An adverse outcome in litigation or any similar proceedings could force us to take actions that could harm its business. These include: (i) ceasing to sell products that contain allegedly infringing property; (ii) obtaining licenses to the relevant intellectual property which we may not be able to obtain on terms that are acceptable, or at all; (iii) indemnifying certain customers or strategic partners if it is determined that we have infringed upon or misappropriated another party’s intellectual property; and (iv) redesigning products that embody allegedly infringing intellectual property. Any of these results could adversely and significantly affect our business, financial condition, and results of operations. In addition, the cost of defending or asserting any intellectual property claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and lead to significant and protracted losses.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2025, that our internal control over financial reporting were effective.

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

We intend to make acquisitions of complementary (including competitive) businesses, products, and technologies. However, any future acquisitions may result in material transaction costs, increased interest and amortization expenses related to goodwill and other intangible assets, increased depreciation expense and increased operating expenses, any of which could have an adverse effect on our operating results and financial position. Acquisitions will require integration of acquired assets and management into our operations to realize economies of scale and control costs. Acquisitions may involve other risks, including diversion of management attention that would otherwise be available for ongoing internal development of our business and risks inherent in entering markets in which we have no or limited prior experience. In connection with future acquisitions, we may make potentially dilutive issuances of equity securities. In addition, consummation of acquisitions may subject us to unanticipated business uncertainties, contingent liabilities or legal matters relating to those acquired businesses for which the sellers of the acquired businesses may not fully indemnify us. There can be no assurance that our business will grow through acquisitions, as anticipated.

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

Our financial success is dependent to a significant degree upon the efforts of Saagar Govil, our Chairman, President, and Chief Executive Officer. Saagar Govil possesses management, financial expertise, engineering, sales, and marketing experience concerning our company that our other officers do not have. We have not entered into an employment arrangement with Mr. Govil, and we have not obtained key man insurance over him. There can be no assurance that Saagar Govil will continue to provide services to us. A voluntary or involuntary departure by Saagar Govil could have a materially adverse effect on our business operations if we were not able to attract a qualified replacement for him in a timely manner.

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

We are a “controlled company” under Nasdaq Listing Rules. Approximately 90% of our outstanding voting shares, which includes our common stock, Series C preferred stock and Series 1 preferred stock, are beneficially held by Saagar Govil, our Chairman, President, and Chief Executive Officer. Pursuant to certificate of designation for our Series C preferred, each outstanding share of Series C Preferred Stock is entitled to the number of votes equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors. As a result of Saagar Govil’s ownership of our common stock, Series C preferred stock, and Series 1 preferred stock, he controls, and will control in the future, substantially all matters requiring approval by the stockholders of our company, including the election of all directors and approval of significant corporate transactions. This could make it impossible for public stockholders to influence the affairs of our company.

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

The market prices of the securities of early-stage companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources, and harm our financial condition and results of operations.

We have issued Series A Warrants and Series B Warrants in connection with the public offering completed in May 2024 that have provisions that can increase the number of warrants and reduce the exercise price if we complete certain transactions.

Our public offering completed in May 2024 included Series A and Series B warrants (“Series A Warrants” and “Series B Warrants”) to purchase our common stock with initial exercise prices of $0.85 per share. As of December 2025, approximately 291,231 and 987,987 Series A Warrants and Series B Warrants, respectively, remain outstanding and the Series A Warrants have a current exercise price of $2.433, and the Series B Warrants have a current exercise price of $2.433. Series A Warrants may be exercised on an alternative cash basis where each warrant exercised will result in the Company issuing three shares of common stock.

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

As a result of the 1 for 15 reverse stock split we completed on September 29, 2025 the exercise price of approximately 1,392,381 Series A Warrants were reset to $5.304 and 14,363,882 Series B Warrants were reset to $5.304 based on the lowest VWAP over the course of the five day trading period and the new amount of Series A Warrants as of this date became approximately 49,108, and the new amount of Series B Warrants as of this date became approximately 1,519,782.

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

In the event of our liquidation, winding up or dissolution, our assets would be available to make payments to holders of all existing and future indebtedness and Series 1 preferred stock before payments to holders of our common stock. In the event of our bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying amounts to the holders of our indebtedness and Series 1 preferred stock, to pay anything to common stockholders. As of September 30, 2025, we had total consolidated liabilities of approximately $39.1 million and 2,705,327 shares issued and 2,641,227 shares of Series 1 preferred stock outstanding. Any liquidation, winding up or dissolution of our company or of any of our wholly or partially owned subsidiaries would have a material adverse effect on holders of our common stock.

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

Effective June 30, 2020, the SEC implemented Regulation Best Interest requiring that “A broker, dealer, or a natural person who is an associated person of a broker or dealer, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, shall act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker, dealer, or natural person who is an associated person of a broker or dealer making the recommendation ahead of the interest of the retail customer.” This is a significantly higher standard for broker-dealers to recommend securities to retail customers than before under FINRA “suitability rules. FINRA suitability rules do still apply to institutional investors and require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending securities to their customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information, and for retail customers determine the investment is in the customer’s “best interest” and meet other SEC requirements. Both SEC Regulation Best Interest and FINRA’s suitability requirements may make it more difficult for broker-dealers to recommend that their customers buy speculative, low-priced securities. They may affect investing in our common stock or our preferred stock, which may have the effect of reducing the level of trading activity in our securities. As a result, fewer broker-dealers may be willing to make a market in our common stock or our preferred stock, reducing a stockholder’s ability to resell shares of our common stock or our preferred stock.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans and outstanding options could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, expanded research and development activities and costs associated with operating a public company. The Company may also require capital to acquire or invest in complementary businesses, products, or technologies, or to obtain the right to use such complementary technologies. We have no commitments with respect to any acquisition or investment; however, we seek opportunities and transactions that management believes will be advantageous to the Company and its operations or prospects. To raise capital, we may sell Common Stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to the holders of our Common Stock, including the securities sold in this offering. The aggregate number of shares of our Common Stock that may be issued pursuant to stock awards under our 2020 Equity Compensation Plan as of September 30, 2025, is 2 shares. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

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

Although our Common Stock is listed on the Nasdaq Capital Market, the exchange will require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our Common Stock. If we fail to meet these continued listing requirements, our Common Stock may be subject to delisting. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTC Pink, OTCQB and OTCQX markets, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

Cybersecurity Threats

As of September 30, 2025, we have not identified any indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

ITEM 2. PROPERTIES

The Company has the following properties:

The Company has its corporate headquarters in Hauppauge, New York as part of the office and warehouse space discussed below.

The Company’s corporate segment leases approximately 4,900 square feet of office space in Springfield, New Jersey from a third party in a sixty-two (62) month lease at a monthly rent of $9,192.88 which expires on July 31, 2030.

The Company’s Industrial Services segment owns approximately (i) 25,000 square feet of warehouse space in Manchester, PA (ii) approximately 43,000 square feet of office and warehouse space in York, PA (iii) approximately 33,500 square feet of office and warehouse space and 0.71 acres of land in a non-contiguous lot utilized for outdoor storage space in Columbia, PA. The Industrial Services segment also leases approximately 15,500 square feet of warehouse space in Emigsville, PA from a third party in a three-year lease at a monthly rent of $5,784 expiring on August 31, 2026.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock currently trades on the NASDAQ Capital Markets under the symbol “CETX.”

As of December 22, 2025, the Company had 81 shareholders of record. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries.

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 and 70,000,000 shares of common stock, $0.001 par value per share. On December 22, 2025, there were 6,911,663 shares of common stock issued and outstanding, shares of Series 1 preferred stock issued and 2,840,919 shares outstanding, and 50,000 shares of Series C preferred stock issued and outstanding.

As reported by NASDAQ Capital Markets, on December 22, 2025, the closing sales price of the Company’s Common Stock was $3.03 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information as of September 30, 2025, regarding our equity compensation plans:

Plan category	Number of Common Stock Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Plans (1)
	(a)	(b)	(c)
Approved by security holders
2020 Equity Compensation Plan	3	$40,000.00	0
			.
Not approved by security holders
Options	4	$307,000.00
Total	7	$192,571.43	0

(1)	See more detailed information regarding our equity compensation plans in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended September 30, 2025.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

For the fiscal year ended September 30, 2025, 252,278 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

On October 7, 2025, 135,291 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

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

On December 8, 2025, the Company issued 2,500,609 shares of its common stock pursuant to exchange agreements with certain lenders to satisfy $6,084,000 of outstanding debt. This issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Critical Accounting Estimates

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

The Company classifies inventory markdowns in the income statement as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand, or competition differ from expectations.

There was $1,034,798 and $1,044,530 in inventory obsolescence reserves at September 30, 2025, and 2024, respectively.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic “ASC 606”). Under the guidance of the standard, revenue represents the amount received or receivable for goods and services supplied by the Company to its customers. Company recognizes revenue at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed. Most of the Company’s sales arrangements with customers in the Security segment are short-term in nature involving single performance obligations related to the delivery of goods and generally provide for transfer of control at the time of shipment to the customer. Additionally, the Company issues additional licenses for its proprietary software. These licenses have terms of 1, 3, and 5 years. The Company records deferred revenue and recognizes the revenue over the period of the license. The transaction price is a negotiated price with each customer and is allocated to its performance obligations based on stand-alone selling price. The Company generally permits returns of product or repaired equipment due to defects; however, returns are historically insignificant. Billing terms vary by customer and product but generally do not exceed 90 days.

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

The Company records deferred revenue when receiving cash in advance of delivering services to the customer. The deferred revenue is reversed, and revenue is recognized when those services are delivered. The amounts were $1,866,014, $1,955,635, and $2,311,334, as of September 30, 2025, 2024, and 2023 respectively, recorded as Deferred revenue. Short-term deferred revenue of $1,383,036 is expected to be recognized over the next 12 months.

The Company records a liability when receiving cash in advance of delivering goods to the customer. The revenue is recognized, and the deposit is applied to the invoice for those goods when those goods are delivered. The company recorded Deposits from customers of $158,344, $408,415, and $57,434, as of September 30, 2025, 2024, and 2023, respectively. These amounts are short-term and are expected to be recognized over the next 12 months.

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

At September 30, 2025, the Company had $3,708,347 of goodwill. As discussed in Note 2 to the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level, or more frequently if impairment indicators arise. In accordance with the FASB revised guidance on “Testing of Goodwill for Impairment,” a company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than- not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required. The quantitative impairment test consists of a two-step goodwill impairment test. The first step compares the fair value of each reporting unit to its carrying amount. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit’s goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. This allocation process is only performed for purposes of evaluating goodwill impairment and does not result in an entry to adjust the value of any assets or liabilities. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Assessing the Company’s goodwill for impairment analyses is complex and highly judgmental due to the nature of qualitive assessment and, where necessary, the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate is sensitive to significant assumptions, such as future operating results, cash flows, and the weighted average cost of capital. These significant assumptions are forward looking and could be materially affected by future market or economic conditions.

For the year September 30, 2025, no impairment of the Company’s goodwill was recorded. For the year ended September 30, 2024, the Company recorded $530,475 of impairment for Goodwill in the Security Segment.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company’s financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The Company had no material amounts recorded for uncertain tax positions, interest, or penalties in the accompanying financial statements.

Results of Operations - For the fiscal years ending September 30, 2025, and 2024

Revenues

Our Security segment revenues for the year ended September 30, 2025, increased by $6,376,893 or 20%, to $38,398,792 from $31,021,899 for the year ended September 30, 2024. This increase is due to a large sale valued at $10,375,000 for security technology products under our Vicon brand. This sale represents 27% of the revenue for this segment for the year ended September 30, 2025.

Our Industrial Services segment revenues for the year ended September 30, 2025, increased by $3,237,544 or 9%, to $38,079,529 from $34,841,985 for the year ended September 30, 2024. This increase is mainly due to an increased demand for the segment’s products and services.

There was unallocated revenue under the Corporate segment of $9,767 for the year ended September 30, 2025. This revenue is related to the Company’s investment in digital assets during the fourth quarter of the year.

Gross Profit

Gross profit for the year ended September 30, 2025, was $32,288,526 or 42% of revenues as compared to gross profit of $27,478,204 or 41% of revenues for the year ended September 30, 2024.

Gross profit in our Security segment was $19,085,754 or 50% of the segment’s revenues for the year ended September 30, 2025, as compared to gross profit of $16,167,339 or 50% of the segment’s revenues for the year ended September 30, 2024. Gross profit as a percentage of revenue remained consistent in the year ended September 30, 2025, compared to the year ended September 30, 2024.

Gross profit in our Industrial Services segment was $13,193,005 or 35% of the segment’s revenues for the year ended September 30, 2025, as compared to gross profit of $11,310,865 or 32% of the segment’s revenues for the year ended September 30, 2024. Gross profit as a percentage of revenues increased in the year ended September 30, 2025, compared to the year ended September 30, 2024, and was primarily due to due to improved margins on projects during the year.

Gross profit on the Corporate revenue for the year ended September 30, 2025, was 9,767, or 100% of those revenues.

General and Administrative Expenses

General and Administrative Expenses for the year ended September 30, 2025, increased by $565,541 or 2% to $29,425,560 from $28,860,019 for the year ended September 30, 2024. The increase in general and administrative expenses is mainly due to increases in depreciation, insurance, rent and utilities, with insurance, rent and utilities being the result of the new office established in Springfield NJ, and fringe benefits due to increased premiums for employee benefit programs.

Research and Development Expenses

Research and Development expenses decreased by $1,004,315 or 30% to $2,353,140 from $3,357,455, for the years ended September 30, 2024, and 2024, respectively. The decrease in Research and Development expenses are primarily related to the Security Segment’s development of proprietary technology and next generation solutions associated with security and surveillance systems software which have now come to market.

Goodwill Impairment

For the year ended September 30, 2025, the Company recorded no goodwill impairment. For the year ended September 30, 2024, the Company recognized a goodwill impairment charge of $530,475 related to its Security Segment. Goodwill is tested annually for impairment or if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Other Expense, net

Other expense for the year ended September 30, 2025, was $27,823,914 as compared to $2,206,604 for the year ended 2024. Other expense for the year ended September 30, 2025, was mainly driven by interest expense on the Company’s debt, loss on the excess fair value of the Company’s Series A and Series B Warrants exercised during the year, and by the changes in the fair value of the Series A and Series B warrants outstanding at September 30, 2025. Other expense for the year ended September 30, 2024, was mainly driven by interest expense on the Company’s debt, issuance costs of $995,333, related to the May 2024 Equity Financing, and loss on the excess fair value of certain prefunded warrants issued in May 2024, offset by the changes in the fair value of the Series A and Series B warrants outstanding at September 30, 2024.

Income Tax Expense

During the fiscal year of 2025 we recorded an income tax expense of $734,880 compared to $202,280 for fiscal year 2024. The increase in the expense for income tax is mainly due to an increase in the net income of the Industrial Services segment compared to the prior year.

Effects of Inflation

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $5,184,339 at September 30, 2025, compared to $8,103,457 at September 30, 2024. This includes cash and cash equivalents and restricted cash of $6,347,041 at September 30, 2025, and $5,420,392 at September 30, 2024, respectively. The decrease in working capital was primarily due to the increase in the Company’s current maturities of long-term liabilities of $4,193,120, a result of the timing of the Company notes payable coming due and a decrease in the Company’s trade receivables from related parties of $280,295 and a decrease in inventory of $403,585.

Operating activities for continuing operations provided $159,315 of cash for the year ended September 30, 2025, compared to using $3,949,360 cash for the year ended September 30, 2024.

Non-cash adjustments to net loss for the year ended September 30, 2025, were $29,970,888 as compared to $4,822,544 for the year ended September 30, 2025. For fiscal year 2025, the main drivers to this adjustment were depreciation and amortization, loss on the excess value of warrants, and the fair value change in warrant liabilities. For fiscal year 2024, the main drivers for this adjustment were depreciation and amortization, loss on the excess value of warrants, and related party write-offs.

Trade receivables increased by $1,973,748 or 18% to $13,133,424 at September 30, 2025, from $11,159,676 at September 30, 2024. The increase in trade receivables is mainly due to increased revenues.

Investing activities for continuing operations used $2,960,739 of cash during the year ended September 30, 2025, compared to $1,257,393 used in the year ended September 30, 2024. Investing activities for fiscal year 2025 were mainly driven by the purchase of property and equipment and investment in digital assets. Investing activities for fiscal year 2024 were mainly driven by the purchase of property and equipment.

Financing activities provided $4,075,261 of cash for the year ended September 30, 2025, as compared to $4,398,599 provided in the year ended September 30, 2024. In fiscal 2025 our financing activities were mainly comprised of proceeds from the Company’s equity public offering and notes payable, proceeds from warrant exercises, payments on debt, and activity on the revolving line of credit. In fiscal 2024 our financing activities were mainly comprised of proceeds from the Company’s equity public offerings, payments on debt, and activity on the revolving line of credit.

The Company has incurred substantial losses of $28,112,368 and $7,229,491 for fiscal years 2025 and 2024, respectively, and has debt obligations over the next fiscal year of $12,101,593 and working capital of $5,184,339, that raise substantial doubt with respect to the Company’s ability to continue as a going concern, as discussed in Item 1A of this Form 10-K.

Subsequent to September 30, 2025, the Company completed several financing and capital transactions that have significantly improved liquidity and reduced debt:

■	In December 2025, the Company received $5,657,264 million in gross proceeds from Series B Warrant exercises and issued 2,316,480 shares of common stock upon exercise.

■	On December 8, 2025, the Company issued 2,500,609 shares of common stock to satisfy $6,084,000 of outstanding debt.

■	On December 11, 2025, the Company raised $2,000,000 gross ($1,950,000 net) in a registered direct offering.

■	On December 23, 2025, the Company raised $2,000,000 gross ($1,950,000 net) in a registered direct offering.

These transactions provided approximately $9.6 million in gross cash proceeds and reduced debt by $6.084 million, significantly improving short-term liquidity and supporting ongoing operations and potential acquisitions.

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

Based on an evaluation under the supervision and with the participation of our management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that as of September 30, 2025, that our internal control over financial reporting were effective and there are no material weaknesses in our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred in the year ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

As of the date of this Annual Report, the members of our Board of Directors and Executive Officers are:

Name and Address	Age	Positions and Offices

Saagar Govil	39	Chairman of the Board of Directors, President,
135 Fell Ct.		Chief Executive Officer, & Director
Hauppauge, NY 11788

Paul J. Wyckoff	56	Chief Financial Officer
135 Fell Ct.
Hauppauge, NY 11788

Brian Kwon	39	Director
135 Fell Ct.
Hauppauge, NY 11788

Manpreet Singh	42	Director
135 Fell Ct.
Hauppauge, NY 11788

Metodi Filipov	62	Director
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

Paul J. Wyckoff was appointed Cemtrex’s Chief Financial Officer on January 6, 2025, where he is responsible for the Company’s financial planning, accounting, tax, and business process functions. Mr. Wyckoff has been with Cemtrex since March of 2014 when he joined as the Manager of Financial Reporting and since January of 2019 has served as the Company’s Corporate Controller. Prior to joining Cemtrex, Mr. Wyckoff was the Controller at Vaso Corporation (formerly Vasomedical, Inc.) a medical device distribution company based in Plainview, NY. Mr. Wyckoff has over 20 years of private accounting experience and holds a B.S. in Accounting from SUNY College at Old Westbury.

Brian Kwon was appointed as a director on September 28, 2021 and is presently the President and Chief Procurement Officer of H Mart. Brian has extensive operations experience in purchasing, distribution, logistics, IT, HR, and e-commerce from his time at H-Mart. Brian has completed the Harvard Business School General Management Program.

Manpreet Singh was appointed as a director on November 1, 2021, and is currently the founder and Chief Investment Officer of Singh Capital Partners (SCP), a multifamily office that directs investments into venture capital, real estate, and growth equity. SCP invests capital on behalf of Fortune 500 CXOs, Unicorn founders and operators and has executed investments in North America, Europe, and Asia. He serves on numerous non-profit and private company boards including AcquCo, US Inspect, Embrace Software, Snowball Industries, Shukr Investments, Suburban Hospital (John Hopkins Medicine), and Dingman Center at the Smith School of Business. He is a CFA charterholder and Manpreet received his MBA from the Wharton School of Business in Entrepreneurship, Finance, and Real Estate. He also holds a B.S. in Finance with a citation in Entrepreneurship from the University of Maryland, College Park. Mr. Singh’s extensive knowledge of finance allows him to make valuable contributions to the Board.

Metodi Filipov was appointed to the Board on February 9, 2018, and is an entrepreneur and technology executive with over 25 years of experience creating, operating, and driving growth for technology companies. He has a proven track record of identifying business opportunities and building compelling products. Metodi was formerly VP of Operations at Cemtrex from 2008 to 2010. After Cemtrex, Mr. Filipov served as Managing Director of Bianor, a mobile consulting company providing solutions for enterprise clients. There, he led the development and implementation of innovative mobile products in industries including aviation, pharmaceutical and entertainment. Metodi co-founded Flipps Media, an OTT video distribution platform positioned to be an alternative to traditional cable pay-per-view systems. Before Bianor, he served as product lead for Raritan, a data center technology organization, where he was an integral part of the transition team that led the company to becoming a global IT service management solutions provider. Prior to joining Raritan, Mr. Filipov served as VP of Operations at ISS, a security products company. There, he successfully managed product development and contract manufacturing across continents. Mr. Filipov has extensive experience delivering superior solutions with a focus on optimized efficiency and productivity.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Meetings of the Board of Directors

During the fiscal year ended September 30, 2025, the Board of Directors held four meetings.

Involvement in Certain Legal Proceedings

During the past 10 years, other than as set forth below, none of our current directors, nominees for directors or current executive officers have been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

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

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

Nomination of Directors

The Company does not currently have a standing nominating committee or a formal nominating committee charter. As a “Controlled Company” as such term is defined by NASDAQ Listing Rule 5615 the Company is not required to have a Nominating Committee. Currently, the independent members of the Board (Messrs. Kwon, Singh, and Filipov), rather than a nominating committee, approve or recommend to the full Board those persons to be nominated. The Board believes that the current method of nominating directors is appropriate because it allows each independent board member input into the nomination process and does not unnecessarily restrict the input that might be provided from an independent director who could be excluded from a committee. Currently, three of the four Directors are independent. Furthermore, the Board has adopted by resolution a director nomination policy. The purpose of the policy is to describe the process by which candidates for inclusion in the Company’s recommended slate of director nominees are selected. The director nomination policy is administered by the Board. Many of the benefits that would otherwise come from a written committee charter are provided by this policy.

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

Candidates for Board membership must possess the background, skills, and expertise to make significant contributions to the Board, to the Company and its shareholders. Desired qualities to be considered include substantial experience in business or administrative activities; breadth of knowledge about issues affecting the Company; and ability and willingness to contribute special competencies to Board activities.

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

Section 16 (a) Beneficial Ownership Reporting Compliance of the Securities Exchange Act

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during the year ended September 30, 2025, all Reporting Persons timely complied with all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers (“NEO”), which currently consists of Saagar Govil, the Chairman, Chief Executive Officer, President and Secretary, and Paul J. Wyckoff, CFO. As of the date of this Annual Report, Saagar Govil and Paul J. Wyckoff are currently earning compensation from the Company. Paul J. Wyckoff was named CFO on January 6, 2025, after serving as interim CFO since January 28, 2022. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2025, and 2024 by our executive officers.

				OPTION
PRINCIPAL AND POSITION	YEAR	SALARY	BONUS	AWARDS	OTHER	TOTAL
		($)	($)	($)	($)	($)
Saagar Govil	2025	767,885	300,000	-	49,111	1,116,996
Chairman of the Board	2024	744,231	300,000	-	45,220	1,089,451
Chief Executive Officer,
and President

Paul J. Wyckoff	2025	155,769	35,000	-	16,487	207,256
Chief Financial Officer since January 2025	2024	150,000	-	-	15,853	165,853
Interim CFO since January 2022

(1)	The Option Awards Column in the table above reflects the aggregate grant date fair value of the award granted in the year noted. Please see Options/SAR Grants in the Last Fiscal Year below for more information relating to this option grant.

(2)	Other compensation represents amounts paid by the company for medical, dental, and vision, benefits.

NARRATIVE TO SUMMARY COMPENSATION TABLE

At this time, we do not have an employment agreement with Saagar Govil or Paul J. Wyckoff, though the Company may enter into such an agreement with them on terms and conditions usual and customary for the industry. All amounts paid to our officers in fiscal year ended September 30, 2025, were approved by the Company’s board of directors. The Company does not currently have “key man” life insurance on Mr. Govil or Mr. Wyckoff.

PAY VERSUS PERFORMANCE

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss
(a)	(b) (1)	(c) (2)	(d)	(e) (4)	(f) (5)	(g) (6)
2025	1,116,996	$1,105,300	$207,256	$172,256	$0.19	(28,292,520)
2024	$1,089,451	$702,443	$165,853	$165,853	$2.53	$(7,635,505)
2023	$645,803	$562,675	$162,291	$162,291	$65.03	$(9,233,438)
2022	$637,534	$554,406	$96,635	$96,635	$18.10	$(13,292,242)

1.	The dollar amounts reported in column (b) are the amounts reported for Saagar Govil, Chairman of the Board, CEO, President, and Secretary, for each of the corresponding years in the “Total” column in our Summary Compensation Table. Refer to the Summary Compensation Table above.
2.	The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Govil, as computed in accordance with Item 402(v) of Regulation S-K and do not reflect the total compensation actually realized or received by Mr. Govil. In accordance with these rules, these amounts reflect “Total Compensation” as set forth in the Summary Compensation Table for each year, adjusted as shown below. Equity values are calculated in accordance with FASB ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant.

3.	The dollar amounts reported in column (d) represent the average of the amounts reported for our NEOs as a group (excluding Mr. Govil) in the “Total” column of the Summary Compensation Table in each applicable year. The names of the NEOs included for these purposes in each applicable year are as follows: Paul J. Wyckoff, Chief Financial Officer (Interim Chief Financial Officer prior to January 6, 2025).
4.	The dollar amounts reported in column (e) represent the average amount of “compensation actually paid” to the NEOs as a group (excluding Mr. Govil), as computed in accordance with Item 402(v) of Regulation S-K. In accordance with these rules, these amounts reflect “Total Compensation” as set forth in the Summary Compensation Table for each year, adjusted as shown below.
5.	Total Shareholder Return (TSR) is calculated by dividing (a) the difference between our share price at the end of each fiscal year shown and the beginning of the measurement period, and the beginning of the measurement period by (b) our share price at the beginning of the measurement period. The beginning of the measurement period for each year in the table is September 30, 2021.
6.	The dollar amounts reported represent the amount of net income reflected in our audited financial statements for the applicable year.

Adjustments to Determine Compensation “Actually Paid” for [PEO][Non-PEO NEOs]	2025	2024	2023	2022
Deduction for Change in the Actuarial Present values reported under the “Change in Pension Value and “Nonqualified Deferred Compensation Earning” Column of the SCT	$-	$-	$-	$-
Increase for “Service Cost” for Pension Plans	$-	$-	$-	$-
Increase for “Prior Service Cost” for Pension Plans	$-	$-	$-	$-
Deduction for Amounts Reported under the “Stock Awards”, Column in the SCT	$-	$-	$-	$-
Deduction for Amounts Reported under the “Option Awards”, Column in the SCT	$-	$-	$-	$-
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year end	$-	$-	$-	$-
Increase for Fair Value of Awards Granted during year that vest during year	$-	$-	$-	$-
Increase/deduction for Change in Fair value from prior Year-end to current Year-end of Awards Granted Prior to year that were Outstanding and Unvested as of Year-end	$(8,772)	$(84,879)	$(1,948)	$(53,747)
Increase/deduction for Change in Fair Value from Prior Year-end to Vesting Date of Awards Granted Prior to year that Vested during year	$(2,924)	$(2,129)	$(2,207)	$(29,381)
Deduction of Fair value of Awards Granted Prior to year that were Forfeited during year	$-	$-	$-	$-
Increase based upon Incremental Fair Value of Awards Modified during year	$-	$-	$-	$-
Increase based on Dividends or Other Earnings Paid during year prior to Vesting Date of Award	$-	$-	$-	$-
Total Adjustments	$(11,696)	$(87,008)	$(4,155)	$(83,128)

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents information regarding our NEOs’ unexercised options to purchase Common Stock as of September 30, 2025:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Saagar Govil	1	$1,759,228.27	2/25/2026
Saagar Govil	1	$2,100,630.00	2/25/2026
Saagar Govil	1	$2,520,756.00	2/25/2026
Saagar Govil	1	$3,024,907.20	2/25/2026

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of December 22, 2025, by:

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

As of December 22, 2025, 6,911,663 shares of Common Stock were issued and outstanding. In addition, there were 50,000 shares of Series C Preferred Stock outstanding which are entitled to vote 69,185,747 shares in the aggregate, all of which is held by Saagar Govil and 2,840,919 shares of Series 1 Preferred Stock outstanding which are entitled to vote 5,681,838 shares in the aggregate. Accordingly, there are a total of 81,779,248 shares outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 22, 2025, are deemed outstanding. Such shares, however, are not deemed as of December 22, 2025, outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Common Stock		Series 1 Preferred Stock		Series C Preferred Stock
	Number of	Percent of	Number of	Percent of	Number of	Percent of
	Shares Owned	Class(1)	Shares Owned	Class(1)(2)	Shares Owned	Class(1)(3)
Saagar Govil	6	0.0001%	168,852	5.94%	50,000	100%
135 Fell Ct. Hauppauge, NY 11788
Paul J. Wyckoff	-	*	-	*	-	*
135 Fell Ct. Hauppauge, NY 11788
Brian Kwon	1	*	-	*	-	*
135 Fell Ct. Hauppauge, NY 11788
Manpreet Singh	1	*	-	*	-	*
135 Fell Ct. Hauppauge, NY 11788
Metodi Filipov	1	*	-	*	-	*
135 Fell Ct. Hauppauge, NY 11788
All Directors and Executive Officers as a Group (5 persons)	9	0.00%	168,852	5.94%	50,000	100.00%

*	Less than one percent of outstanding shares.

(1)	Except as otherwise noted herein, the percentage is determined on the basis of 6,911,663 shares of our Common Stock outstanding plus securities deemed outstanding pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under Rule 13d-3, a person is deemed to be a beneficial owner of any security owned by certain family members and any security of which that person has the right to acquire beneficial ownership within 60 days, including, without limitation, shares of our common stock subject to currently exercisable options.

(2)	This percentage is based on the 6,911,663 shares of our Common Stock outstanding, the 69,185,747 votes that the Series C Preferred Stock is entitled to vote, and the 5,031,788 votes that the Series 1 Preferred Stock is entitled to vote based on 2 votes per share.

(3)	Pursuant to the Certificate of Designation of the Series C Preferred Stock, each issued and outstanding share of Series C Preferred Stock are entitled to the number of votes per share equal to the result of (i) the total number of shares of Common Stock outstanding at the time of such vote multiplied by 10.01, and divided by (ii) the total number of shares of Series C Preferred Stock outstanding at the time of such vote, at each meeting of our shareholders with respect to any and all matters presented to our shareholders for their action or consideration, including the election of directors.

(4)	Consists of actual amount of Common Stock, Series C, and Series 1 Preferred Stock owned. As described above each share of Series C is entitled to 1,383.71 votes. Series 1 Preferred Stock is entitled to 2 votes per share.

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

As of September 30, 2023, there were $637,208 of receivables due from Ducon Technologies, Inc., which is controlled by Aron Govil, the Company’s Founder and Former Director and CFO. The Company has negotiated a payment agreement regarding past receivables and other liabilities due to Cemtrex, Inc. totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matured on July 31, 2024. The Company did not receive payment on this note at the maturity date and placed a full allowance on the note during fiscal year 2024 with the charge recorded in general and administrative expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

Based on the new payment terms, management determined that it was appropriate to remove the previously recognized royalty receivable of $280,545 from the financial statements as of December 31, 2024. The effect has been presented under the caption “(Loss)/income from discontinued operations, net of tax” on the Company’s Consolidated Statements of Operations.

As of September 30, 2025, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $460,475, of which $104,229 is considered short-term and is presented on the Company’s Consolidated Balance Sheet under the caption “Trade receivables, net – related party. The remaining $190,475 is presented on the Company’s Consolidated Balance Sheet under the caption “Trade receivables, net – Royalties receivable, net - related party. The Company has taken a $165,771 allowance for expected credit losses against these royalties.

As of September 30, 2025, there was $405,493 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $104,229 is the short term due on the royalties on CXR Inc.’s revenues. The remaining $301,264 is related to the services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. During the year, the Company recorded $60,628 in current expected credit losses on receivables due from CXR Inc.

On May 5, 2025, Saagar Govil, CEO, made a short-term loan to the Company of $200,000 for certain operating needs. This loan was repaid on August 1, 2025.

Director Independence

The Board of Directors has determined that Metodi Filipov, Brian Kwon, and Manpreet Singh are independent directors as defined by the listing standards of The Nasdaq Stock Market and SEC rules. Saagar Govil is not independent due to his position as an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the years ended September 30, 2025, and 2024 by Grassi & Co. Certified Public Accountants, the Company’s independent auditor:

	2025	2024
Audit Fees	$332,910	$380,175
Audit-Related Fees	48,806	41,100
Tax Fees	35,963	36,276
Totals	$417,679	$457,551

Audit fees principally include fees for the audit of our consolidated financial statements included in our annual report on Form 10-K and the review of financial statements included in our quarterly reports on Form 10-Q.

Audit-related fees consist of fees for other attestation and related services that are reasonably related to the performance of the audit or review of our financial statements. For fiscal year 2025, these fees primarily related to the review and consent for the S-1 filing in January 2025, and the prospectus supplement filed in May 2025. For fiscal year 2024, these fees primarily related to the review and consent for the S-1 filing related to the May 2024 Equity Financing

Tax fees consist of tax compliance services.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Amendment to Certificate of Incorporation	Form 8-K	9/30/2024
3.9	Amendment to Certificate of Incorporation	Form 8-K	11/21/2024
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/24/2025
3.11	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.12	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.13	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.14	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.15	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.16	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.17	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.18	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.19	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	5/11/2023
10.2	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.3	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.4	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.5	2020 Equity Compensation Plan	Form S-8	8/17/2020
10.6	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/6/2023
10.7	Form of Lock-Up Agreement	Form S-1/A	4/30/2024
10.8	Note Purchase Agreement between Cemtrex Inc. and Streeterville Capital, LLC, dated September 30, 2021	Form S-1/A	4/30/2024
10.9	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated September 14, 2022	Form S-1/A	4/30/2024
10.10	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated August 30, 2023	Form S-1/A	4/30/2024
10.11	Form of Underwriting Agreement	Form 8-K	5/3/2024
10.12	Standstill Agreement, dated April 30, 2024	Form 8-K	5/1/2024
10.13	Underwriting Agreement, dated May 28, 2025 with Aegis Capital Corp.	Form 8-K	5/29/2025
10.14	Share Purchase Agreement between Cemtrex, Inc, Karl F. Kiefer, and Invocon, Inc.	Form 8-K	11/19/2025
10.15	Securities Purchase Agreement, dated December 11, 2025	Form 8-K	12/11/2025
21.1	Subsidiaries of the Registrant			X
23.1	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm			X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/4/2022
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

December 29, 2025	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

December 29, 2025	By:	/s/ Paul J. Wyckoff
Paul J. Wyckoff,
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 29, 2025	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

December 29, 2025	By:	/s/ Paul J. Wyckoff
Paul J. Wyckoff,
Chief Financial Officer (Principal Financial and Accounting Officer)

December 29, 2025	By:	/s/ Brian Kwon
Brian Kwon,
Director

December 29, 2025	By:	/s/ Manpreet Singh
Manpreet Singh,
Director

December 29, 2025	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

Cemtrex Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cemtrex, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cemtrex, Inc. and Subsidiaries (the “Company”) as of September 30, 2025 and 2024, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 of the financial statements, the Company has sustained net losses and has significant short-term debt obligations, which raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Cemtrex Inc. and Subsidiaries

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

Valuation of Related Party Receivables

Description of the matter

At September 30, 2025, the Company had approximately $0.6 million of related party receivables, and includes $0.2 million in allowances for credit losses.   These receivables are made up of $0.1 million of trade receivables, and $0.5 million of royalty receivable. The related party nature of these receivables and valuation of these receivables are material to the financial statements and of a highly sensitive nature.

How the Critical Audit Matter was addressed in the Audit

We obtained an understanding of controls over the Company’s accounting and disclosures for related party transactions.

Our audit procedures primarily included the following:

●	Obtaining an understanding of certain related party transaction by reading relevant agreements, as applicable;
●	Performing other audit procedures on certain open balances including, among other things, vouching to invoices from the related parties and source documentation representing subsequent cash collections of such receivables;
●	Evaluating managements allowance for credit losses related to these receivables and the assumptions and inputs used in their assessment;
●	Scanning subledgers and documentation obtained in other audit areas for known related parties; and,
●	Finally, we evaluated the Company’s disclosures related to the matters described above.

Cemtrex Inc. and Subsidiaries

Valuation of Warrants

Description of matter

As described in Note 18 to the consolidated financial statements, the Company entered into an Underwriting Agreement to issue and sell common stock and series A, B, and pre-funded warrants during 2024. We identified the fair value of the Series B warrants revaluation as a critical audit matter.

The principal consideration for our determination that the evaluation of the fair value of the warrants was a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values of the warrants issued, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included the risk-free rate, stock price, strike price, remaining term, and volatility. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of the fair value of the warrants included the following, among others:

●	We assessed the qualifications and competence of management.
●	We evaluated the methodologies used to determine the fair values of the warrants issued.
●	We tested the assumptions used within the valuation models to estimate the fair value of the warrants.
●	We evaluated the design and operating effectiveness of certain controls over the valuation process, including controls over the development of the key assumptions such as the risk-free rate, stock price, strike price, remaining term, and volatility.
●	We assessed the sufficiency of the Company’s disclosure of its accounting for these warrants issued in Note 18.

/s/ GRASSI & Co., CPAs, P.C.
We have served as the Company’s auditor since 2021.
Jericho, New York
December 29, 2025
Auditor PCAOB ID Number 606

Cemtrex Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$4,974,303	$3,897,511
Restricted cash	1,372,738	1,522,881
Trade receivables, net	13,133,424	11,159,676
Trade receivables, net - related party	405,493	685,788
Inventory, net	6,584,944	6,988,529
Contract assets, net	980,164	985,207
Prepaid expenses and other current assets	1,556,432	1,456,687
Total current assets	29,007,498	26,696,279

Property and equipment, net	9,651,996	9,133,578
Right-of-use operating lease assets	2,003,967	1,933,378
Royalties receivable, net - related party	190,475	456,611
Digital assets	1,158,238	-
Goodwill	3,708,347	3,708,347
Other	2,067,755	2,187,265
Total Assets	$47,788,276	$44,115,458

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,492,859	$4,520,173
Sales tax payable	76,008	73,024
Revolving line of credit	3,176,096	3,125,011
Current maturities of long-term liabilities	8,925,497	4,732,377
Operating lease liabilities - short-term	918,391	832,823
Deposits from customers	158,344	408,415
Accrued expenses	2,223,521	1,825,919
Accrued payable on inventory in transit	652,179	208,433
Contract liabilities	1,655,055	1,254,204
Deferred revenue	1,383,036	1,297,616
Accrued income taxes	162,173	314,827
Total current liabilities	23,823,159	18,592,822
Long-term liabilities
Long-term debt	4,586,779	13,270,178
Long-term operating lease liabilities	1,153,221	1,159,204
Other long-term liabilities	289,483	274,957
Deferred Revenue - long-term	482,978	658,019
Warrant liabilities	8,735,197	5,199,436
Total long-term liabilities	15,247,658	20,561,794
Total liabilities	39,070,817	39,154,616

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series 13,000,000 shares authorized, 2,705,327 shares issued and 2,641,227 shares outstanding as of September 30, 2025 and 2,456,827 shares issued and 2,392,727 shares outstanding as of September 30, 2024 (liquidation value of $10 per share)	2,705	2,457
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2025, and September 30, 2024	50	50
Common stock, $0.001 par value, 70,000,000 shares authorized, 830,606 shares issued and outstanding at September 30, 2025, and 946 shares issued and outstanding at September 30, 2024	831	1
Additional paid-in capital	105,668,565	73,262,549
Accumulated deficit	(99,397,741)	(71,355,386)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at September 30, 2025,	(148,291)	(148,291)
Accumulated other comprehensive income	2,591,340	2,949,297
Total Cemtrex stockholders’ equity	8,717,459	4,710,677
Non-controlling interest	-	250,165
Total liabilities and stockholders’ equity	$47,788,276	$44,115,458

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	September 30, 2025	September 30, 2024

Revenues	$76,488,088	$66,863,884
Cost of revenues	44,199,562	39,385,680
Gross profit	32,288,526	27,478,204
Operating expenses
General and administrative	29,425,560	28,860,019
Research and development	2,353,140	3,357,455
Goodwill impairment	-	530,475
Total operating expenses	31,778,700	32,747,949
Operating income/(loss)	509,826	(5,269,745)
Other income/(expense)
Other income/(expense), net	159,027	(622,558)
Interest expense	(2,110,726)	(2,169,469)
Changes in fair value of digital assets	150,009	-
Loss on exercise of warrant liabilities	(15,088,812)	(7,255,528)
Changes in fair value of warrant liability	(10,933,412)	7,840,951
Total other income/(expense), net	(27,823,914)	(2,206,604)
Net loss before income taxes	(27,314,088)	(7,476,349)
Income tax expense	734,880	202,280
Loss from continuing operations	(28,048,968)	(7,678,629)
(Loss)/income from discontinued operations, net of tax	(243,552)	43,124
Net loss	(28,292,520)	(7,635,505)
Less net loss in noncontrolling interest	(180,152)	(406,014)
Net loss attributable to Cemtrex, Inc. stockholders	$(28,112,368)	$(7,229,491)
Income/(loss) per share - Basic & Diluted
Continuing Operations	$(210.88)	$(269.47)
Discontinued Operations	$(1.84)	$1.58
Weighted Average Number of Shares-Basic & Diluted	132,396	27,240

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	September 30, 2025	September 30, 2024
Other comprehensive loss
Net loss	$(28,292,520)	$(7,635,505)
Foreign currency translation loss	(357,957)	(127,409)
Comprehensive loss	(28,650,477)	(7,762,914)
Less net loss in noncontrolling interest	(180,152)	(406,014)
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(28,470,325)	$(7,356,900)

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock, 64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional		Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	interest
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	946	$1	$73,262,549	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165
Foreign currency translation loss										(357,957)	(357,957)
Share-based compensation							14,236				14,236
Dividends paid in Series 1 preferred shares	252,278	252					(252)				-
Cancelation of 3,778 shares of Series 1 Preferred Shares	(3,778)	(4)					4				-
Shares issued to pay debt					437,394	437	5,235,590				5,236,027
Exercise of Series A warrants					88,492	88	21,515,681				21,515,769
Exercise of Series B warrants					200,551	201	4,409,404				4,409,605
Shares issued in offering					83,334	83	1,058,866				1,058,949
Shares issued in over allotment exercise					12,500	13	172,487				172,500
Issuance of roundup shares					7,389	8					8
Loss attributable to noncontrolling interest											-	(180,152)
Elimination of noncontrolling interest								70,013			70,013	(70,013)
Net loss								(28,112,368)			(28,112,368)
Balance at September 30, 2025	2,705,327	$2,705	50,000	$50	830,606	$831	$105,668,565	$(99,397,741)	$(148,291)	$2,591,340	$8,717,459	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock Series 1		Preferred Stock Series C		Common Stock Par				Treasury Stock, 64,100 shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Value $0.001		Additional		Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	interest
Balance at September 30, 2023	2,293,016	$2,293	50,000	$50	33	$1	$68,882,750	$(64,125,895)	$(148,291)	$3,076,706	$7,687,614	$656,179
Foreign currency translation loss										(127,409)	(127,409)
Share-based compensation							30,235				30,235
Dividends paid in Series 1 preferred shares	235,762	236					(236)				-
Purchase of treasury stock									(69,705)		(69,705)
Cancellation of treasury stock	(71,951)	(72)					(69,633)		69,705		-
Shares issued to pay for services					7	-	169,000				169,000
Exercise of prefunded warrants					374	-	3,190,320				3,190,320
Exercise of Series A warrants					140	-	1,060,113				1,060,113
Issuance of roundup shares					392	-	-				-
Loss attributable to noncontrolling interest											-	(406,014)
Net loss								(7,229,491)			(7,229,491)
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	946	$1	$73,262,549	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(28,292,520)	$(7,635,505)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,355,538	1,328,741
Loss/(gain) on disposal of property and equipment	17,552	(19,133)
Noncash lease expense	941,015	829,119
Goodwill impairment	-	530,475
Bad debt recovery	(9,784)	(79,006)
Loss on write-off of related party receivables	216,399	1,409,500
Contract modification - related party	280,545	-
Share-based compensation	14,236	30,235
Shares issued to pay for services	-	169,000
Interest expense paid in equity shares	294,977
Accrued interest on notes payable	1,050,296	1,189,629
Non-cash royalty income	(99,001)	(53,126)
Amortization of original issue discounts on notes payable	41,667	-
Loan origination costs	5,000	72,533
Receipt of SOL from staking	(12,522)	-
Non-cash transaction fees	2,755	-
Unrealized gain on digital assets	(150,009)	-
Loss on excess fair value of warrants	15,088,812	7,255,528
Changes in fair value of warrant liability	10,933,412	(7,840,951)

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	(1,970,245)	(1,870,975)
Trade receivables - related party	108,488	(63,462)
Inventory	403,585	1,893,759
Contract assets	11,324	753,994
Prepaid expenses and other current assets	(99,745)	733,168
Other assets	219,510	(251,256)
Accounts payable	(27,314)	(818,733)
Sales tax payable	2,984	37,195
Operating lease liabilities	(932,019)	(831,536)
Deposits from customers	(250,071)	350,981
Accrued expenses	841,348	(690,038)
Contract liabilities	400,851	273,885
Deferred revenue	(89,621)	(355,699)
Income taxes payable	(152,654)	(71,285)
Other liabilities	14,526	(226,397)
Net cash provided by/(used in) operating activities	159,315	(3,949,360)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,931,534)	(1,297,346)
Proceeds from sale of property and equipment	29,257	63,953
Royalties on related party revenues	40,000	76,000
Purchase of digital assets	(998,462)	-
Investment in MasterpieceVR	(100,000)	(100,000)
Net cash used by investing activities	(2,960,739)	(1,257,393)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	33,144,497	33,071,722
Payments on revolving line of credit	(33,093,412)	(30,019,244)
Payments on debt	(1,095,564)	(7,923,914)
Payments on Paycheck Protection Program Loans	(50,628)	(40,486)
Proceeds on Loan from CEO	200,000	-
Payments on Loan from CEO	(200,000)	-
Proceeds on bank loans	-	340,267
Proceeds from notes payable	500,000	-
Proceeds from warrant exercises	3,438,918	-
Proceeds from offerings	1,463,550	10,035,292
Expenses on offerings	(232,100)	(995,333)
Purchases of treasury stock	-	(69,705)
Net cash provided by financing activities	4,075,261	4,398,599

Effect of currency translation	(347,188)	(121,016)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	926,649	(929,170)
Cash, cash equivalents, and restricted cash at beginning of period	5,420,392	6,349,562
Cash, cash equivalents, and restricted cash at end of period	$6,347,041	$5,420,392

The accompanying notes are an integral part of these consolidated financial statements.

Cemtrex Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash	September 30, 2025	September 30, 2024
Cash and cash equivalents	$4,974,303	$3,897,511
Restricted cash	1,372,738	1,522,881
Total cash, cash equivalents, and restricted cash	$6,347,041	$5,420,392

	For the year ended September 30,
Supplemental Disclosure of Cash Flow Information:	2025	2024
Cash paid during the period for interest	$1,018,763	$907,307
Cash paid during the period for income taxes, net of refunds	$792,628	$196,727

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay for services	$-	$169,000
Shares issued to pay notes payable	$5,236,027	$-
Financing of fixed asset purchase	$-	$28,331
Noncash recognition of new leases	$1,011,604	$474,874
Noncash dividends	$252	$236
Series A Warrant Exercises	$21,515,769	$1,060,113
Series B Warrant Exercises	$4,409,605	$-

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

Common Stock Reverse Stock Split

On October 2, 2024, November 26, 2024, and September 29, 2025, the Company completed a 60:1, 35:1, and 15:1 respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

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

Cemtrex Inc. and Subsidiaries

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

Going Concern Considerations

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued or available to be issued will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Pursuant to the requirements of the ASC 205, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

The Company has incurred substantial losses of $28,112,368 and $7,229,491 for fiscal years 2025 and 2024, respectively, and has debt obligations over the next fiscal year of $12,101,593 and working capital of $5,184,339, that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While our working capital and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $4,974,303 in cash as of September 30, 2025. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of September 30, 2025, has available capacity of $1,564,179, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products and introducing new innovative products to grow revenues, (iii) raised $12,478,957 in net proceeds through our May 2024 equity financing, raised another $5,657,264 subsequent to the balance sheet date and anticipate an additional $2.4 million when the Series B warrants are exercised.; (iv) satisfied $7,844,000 of notes payable through equity issuances, and (v) ) raised approximately 1.2 million in net proceeds from our May 2025 equity offering, and another $3,900,000 through a subsequent offer in December 2025, and (vi) effected a 60:1, 35:1, and 15:1 reverse stock split on our common stock to remain trading on the Nasdaq Capital Markets, and improve our ability to potentially raise capital through equity offerings that we may use to satisfy debt. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans if successful, would be sufficient to meet the capital demands of our current operations for at least the next twelve months, there is no guarantee that we will succeed. Overall, there is no guarantee that cash flow from our existing or future operations and any external capital that we may be able to raise will be sufficient to meet our working capital needs. The Company currently does not have adequate cash or available liquidity/available capacity on our lines of credit to meet our long-term needs and our above plans in the short term may prove to be inadequate to continue as a going concern. Thus, despite our cash on hand, our ability to draw on our credit line, or changes to our pricing models, and other safeguards, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

Cemtrex Inc. and Subsidiaries

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Vicon Security Technologies Pvt Ltd. (formerly Cemtrex Technologies Pvt. Ltd.), Advanced Industrial Services, Inc. During fiscal 2025, the Company obtained 100% ownership of its subsidiary Vicon Industries, Inc. and its subsidiary, Vicon Systems, Ltd. All inter-company balances and transactions have been eliminated in consolidation.

Carrying Value, Recoverability, and Impairment of Long-Lived Assets

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

The Company estimates credit losses associated with our accounts receivable portfolio segment using an expected credit loss model, which utilizes an aging schedule methodology based on historical information and adjusted for asset-specific considerations, current economic conditions, and reasonable and supportable forecasts.

The Company reserved $152,415 and $155,918 within its allowance for credit losses at September 30, 2025, and 2024, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2025, or 2024.

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

The Company classifies inventory markdowns in the income statement as a component of cost of goods sold. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand, or competition differ from expectations.

There was $1,034,798 and $1,044,530 in inventory obsolescence reserve at September 30, 2025, and 2024, respectively.

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

Cemtrex Inc. and Subsidiaries

Digital assets

The Company accounts for crypto assets in accordance with ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities to measure certain crypto assets at fair value with changes recognized in the condensed consolidated statement of operations for each reporting period. The Company’s crypto assets, Bitcoin and Ethereum Classic, which have not been determined to be stablecoins or derivatives, are within the scope of ASU 2023-08. The Company has deemed the price of crypto assets to be a Level 1 input under ASC 820 hierarchy as these were based on observable quoted prices in the Company’s principal market for identical assets.

Principal Market and Fair Value Determination

To determine which market is the Company’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of determining fair value of individual digital assets, the Company follows ASC 820, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820 determines fair value to be the price that would be received for digital assets in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the digital asset is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Company transacts in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB Master Glossary (collectively, “Digital Asset Markets”). In determining which of the eligible Digital Asset Markets is the Company’s principal market, the Company reviews these criteria in the following order:

First, the Company determines which Digital Asset Markets for the relevant digital asset are accessible to the Company.

Second, the Company sorts the remaining Digital Asset Markets from high to low by market-based volume of the digital asset traded on each Digital Asset Markets in the trailing twelve months.

Third, the Company then selects a Digital Asset Market as its principal market based on the highest market-based volume in comparison to the other Digital Asset Markets on the list.

The Company determines its principal market (or in the absence of a principal market, the most advantageous market) annually to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Company has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Company’s determination of its principal market.

The Company’s Solana is recorded at fair value, as determined using the period-end closing price at 11:59:59 UTC and changes in fair value are recognized as change in fair value of digital assets on the condensed consolidated Statements of Operations.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates its goodwill for impairment in accordance with ASC 350, Intangibles - Goodwill and Other (as amended by ASU 2017-04), by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company performs the quantitative goodwill impairment test, if, after assessing the totality of events or circumstances such as those described in paragraph ASC 350-20-35-3C(a) through (g), the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill related to the reporting unit.

Cemtrex Inc. and Subsidiaries

The Company tests the recorded amount of goodwill for impairment on an annual basis on September 30 of each fiscal year or more frequently if there are indicators that the fair value of the goodwill exceeds its carrying amount. The Company has two reporting units. The Company performed a qualitative assessment and concluded that no impairment existed as of September 30, 2025. For the year ended September 30, 2024, the Company recorded $530,475 of impairment for Goodwill in the Security Segment under quantitative testing.

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

Cemtrex Inc. and Subsidiaries

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

The Company records deferred revenue when receiving cash in advance of delivering services to the customer. The deferred revenue is reversed, and revenue is recognized when those services are delivered. The amounts were $1,866,014, $1,955,635, and $2,311,334 as of September 30, 2025, 2024, and 2023 respectively, recorded as Deferred revenue. Short-term deferred revenue of $1,383,036 is expected to be recognized over the next 12 months.

The Company records a liability when receiving cash in advance of delivering goods to the customer. The revenue is recognized, and the deposit is applied to the invoice for those goods when those goods are delivered. The company recorded Deposits from customers of $158,344, $408,415, and $57,434 as of September 30, 2025, 2024, and 2023, respectively. These amounts are short-term and are expected to be recognized over the next 12 months.

Cemtrex Inc. and Subsidiaries

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

Cemtrex Inc. and Subsidiaries

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for years ended September 30, 2025, and 2024.

	For the year ended
	September 30, 2025	September 30, 2024
Over time	53%	57%
Point-in-time	47%	43%

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

Uncertain Tax Positions

For the years ended September 30, 2025, and 2024, the Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits. The Company will record any interest and/or penalties arising from uncertain tax provisions when they are likely to occur and reasonably estimable.

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

Net Loss per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) less the fair market value of dividends declared by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income less the fair market value of dividends declared by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. As of September 30, 2025, and 2024, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive.

	For the year ended
	September 30, 2025	September 30, 2024

Options	7	7
Warrants	1,519,782	13,529,410

For the years ended September 30, 2025, and 2024 loss per share basic and diluted for continuing operations are calculated as follows.

	For the year ended September 30,
	2025	2024
Loss from Continuing operations	$(28,048,968)	$(7,678,629)
Less loss in noncontrolling interest	(180,152)	(406,014)
Preferred stock dividends	51,449	67,788
Net loss applicable to common shareholders	(27,920,265)	(7,340,403)
Weighted Average Number of Shares-Basic & Diluted	132,396	27,240
Loss per share - Basic & Diluted - Continuing Operations	$(210.88)	$(269.47)

In accordance with ASC 260-45-13, the common shares underlying the Series A Warrants under the alternative cashless exercise have been included in the calculation of the weighted average shares.

Credit Losses

The Company carries its accounts receivables net of an allowance for credit losses. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, and customer creditworthiness. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economy, market, or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.

Cemtrex Inc. and Subsidiaries

The following table illustrates the current expected credit losses activity for the year ended September 30, 2025.

	Trade receivables, net	Contract assets, net	Royalties receivable, net - related party
As of September 30, 2024	$155,918	$15,985	$10,000
Provision	-	-	216,399
Recovery	(3,503)	(6,281)	-
Write-off	-	-	(60,628)
As of September 30, 2025	$152,415	$9,704	$165,771

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

Foreign Currency Translation (Loss)/Gain and Comprehensive Income Loss

In countries in which the Company operates, and the functional currency is other than the U.S. dollar, assets and liabilities are translated using published exchange rates in effect at the consolidated balance sheet date. Revenues and expenses and cash flows are translated using an approximate weighted average exchange rate for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on the accompanying consolidated balance sheet. For the years ending September 30, 2025, and September 30, 2024, comprehensive loss includes a loss of $357,957 and $127,409, respectively, which were entirely from foreign currency translation.

As of and for the year ended September 30, 2025, and 2024, the Company used the following exchange rates.

		Approximate weighted		Approximate weighted
		average exchange rate		average exchange rate
	Exchange rate at	For the three months ended	Exchange rate at	For the year ended
Currency	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
Indian Rupee	0.011	0.012	0.012	0.012
Great Britain Pound	1.344	1.306	1.339	1.268

Reclassifications

A reclassification has been made to prior period amounts to conform to the current period presentation. This had no effect on the Company’s statement of operations or retained earnings. The reclassification was to the caption “Accrued expenses” which a portion has been reclassified to “Accrued payable on inventory in transit” on the Consolidated Balance Sheet. The following table illustrates the reclassifications made.

	September 30, 2024
CONSOLIDATED BALANCE SHEETS	As previously reported	Reclassification	As revised
Accrued expenses	$2,034,352	$(208,433)	$1,825,919
Accrued payable on inventory in transit	$-	$208,433	$208,433

Cemtrex Inc. and Subsidiaries

Concentrations and cash and credit risks

For the year ended September 30, 2025, the Company’s Security segment had a single sale valued at $10,375,000, which represents 27% of sales for that segment and 14% of consolidated revenues.

At times during the years ended September 30, 2025, and 2024, the Company’s cash balances may have exceeded federally insured limits.

Recently Adopted Accounting Pronouncements

On December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Company adopted this new guidance in July 2025, when the Company invested in its digital assets. For the year ended 2025, the company recognized an initial cash purchase of $998,462, recognized $12,522 of staking revenue, less $2,755 of non-cash transaction fees, and $150,009 of unrealized gain on the fair value of the digital assets.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). This guidance contains amendments that provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2025-05 on its condensed consolidated financial statements and related disclosures.

Cemtrex Inc. and Subsidiaries

Cemtrex Inc. and Subsidiaries

On December 8, 2025, the FASB issued ASU 2025-11 - Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not anticipate that the ASU will have a material effect on its financial statements and related disclosures.

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

Operating segments

The Company determines its reporting units in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company operates as two operating segments and unallocated corporate revenue and expenses which is reported in a manner consistent with the internal reporting provided to the chief operating decision-maker. The chief operating decision-maker is responsible for the allocation of resources and assessing the performance of the operating segment and has been identified as Saagar Govil, the CEO of the Company.

Unallocated corporate revenue relates to the realized income on digital assets, corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related audit and taxes, legal expenses related to corporate matters, consulting expenses related to accounting and corporate matters, and interest expense on notes payable.

Security

Cemtrex’s Security segment operates under the Vicon brand that delivers innovative software and hardware technologies:

Vicon Industries, a majority owned subsidiary, provides end-to-end security solutions to meet the toughest corporate, industrial, and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

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

Cemtrex Inc. and Subsidiaries

The following tables summarize the Company’s segment information.

	Year ended September 30, 2025				Year ended September 30, 2024
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
External revenues	$38,398,792	$38,079,529	$9,767	$76,488,088	$32,021,899	$34,841,985	$-	$66,863,884
Cost of revenues	19,313,038	24,886,524	-	44,199,562	15,854,560	23,531,120	-	39,385,680
Gross profit	$19,085,754	$13,193,005	$9,767	$32,288,526	$16,167,339	$11,310,865	$-	$27,478,204
Operating expenses
General and administrative	15,204,492	8,217,034	4,766,959	28,188,485	16,073,558	7,074,828	4,436,787	27,585,173
Depreciation and amortization	300,276	936,799	-	1,237,075	329,294	945,552	-	1,274,846
Research and development	2,353,140	-	-	2,353,140	3,357,455	-	-	3,357,455
Goodwill Impairment	-	-	-	-	530,475	-	-	530,475
Operating income/(loss)	$1,227,846	$4,039,172	$(4,757,192)	$509,826	$(4,123,443)	$3,290,485	$(4,436,787)	$(5,269,745)

Other expense, net	$(364,994)	$(184,807)	$(27,274,113)	$(27,823,914)	$(492,330)	$(295,157)	$(1,419,117)	$(2,206,604)

Unallocated corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related to audit and taxes, legal expenses related to corporate matters, interest expense on notes payable, and Series A and B Warrants transaction losses.

	September 30, 2025	September 30, 2024
Identifiable Assets
Security	$17,334,365	$17,253,328
Industrial Services	25,865,577	24,576,055
Corporate	4,588,334	2,286,075
Total Assets	$47,788,276	$44,115,458

The Company generates revenue from product sales and services from its subsidiaries located in the United States, the United Kingdom, and India. Revenue and long-lived asset information for the Company is as follows.

	For the year ended
Revenues	September 30, 2025	September 30, 2024
United States	$71,309,168	$62,921,388
United Kingdom	4,740,871	3,251,130
India	438,049	691,366
	$76,488,088	$66,863,884

Long-lived Assets	September 30, 2025	September 30, 2024
United States	$11,370,352	$10,545,327
United Kingdom	71,180	218,346
India	214,431	303,283
	$11,655,963	$11,066,956

Cemtrex Inc. and Subsidiaries

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

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include cash equivalents, banker’s acceptances, trading securities investments, and investment funds. The Company measures trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified contractual term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, intangible assets, and property, plant, and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. Quantitative information for Level 3 assets and liabilities reviewed at each reporting period includes indicators of significant deterioration in the earnings performance, credit rating, asset quality, business prospects of the investee, and financial indicators of the investee’s ability to continue as a going concern.

The Company’s fair value assets and liabilities for the years ended September 30, 2025, and 2024, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2025
Assets
Digital assets - SOL	1,158,238	-	-	1,158,238
Liabilities
Warrant liabilities	833,854	7,901,343	-	8,735,197

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2024
Liabilities
Warrant liabilities	$4,160,658	$1,038,778	$-	$5,199,436

Digital Assets – SOL

On July 29, 2025, the Company invested $998,642 in Solana (SOL) and staked our holdings. SOL is a fungible crypto asset that meets the criteria for an intangible asset, resides on a distributed ledger, is secured by cryptography, and does not grant enforceable rights to underlying goods or services to its holder. The digital assets were measured at fair value after acquisition, with changes reported in net income. Staking earnings are recorded as revenue.

Digital Asset staking allows holders of specific cryptocurrencies to earn rewards for helping to validate blocks of transaction data as it is submitted to the blockchain network.

The staking process serves two key purposes:

●	Ensures the accuracy of new information as it is added to the blockchain.
●	Helps to secure the underlying blockchain network against the majority of the network taking over control, known as a 51% attack.

The staking process uses incentives and penalties governed by computer-based rules to encourage honest participation in the network. Stakers who act within the rules of the protocol receive rewards for their contributions, while those who act dishonestly can face penalties, such as losing their staked cryptocurrency through a process called slashing. Staking rewards are distributed as newly minted cryptocurrency units, oftentimes at a proportionate rate to the amount a person stakes. With some proof-of-stake blockchains, depositing more assets in a staking smart contract increases the chance of being selected to validate blocks. This mechanism is based on the assumption that those with more “skin in the game” are more likely to act within the best interests of the network because they have more to lose financially if their assets are slashed (confiscated by the network). However, to avoid favoring wealthier participants, some protocols incorporate randomness to ensure everyone, including those with smaller stakes, has a chance to earn rewards.

Staking incentives, in the form of additional SOL, are recognized on the date received at the fair market value on that date. There are no lockups or restrictions on the Company’s digital asset holdings due to staking.

Cemtrex Inc. and Subsidiaries

The Company’s digital assets for the year ended September 30, 2025, is as follows.

	Units	Cost per Unit	Cost Basis	Fair Value
Balance, September 30, 2025
SOL	5,549	$181.70	$1,008,229	$1,158,238

The following table is a summary of our digital assets for the year ended September 30, 2025.

For the year
ended
September 30, 2025

Fair Value, September 30, 2024	$-
Cash purchase	998,462
Receipt of SOL from staking	12,522
Non-cash transaction fees	(2,755)
Unrealized gain	150,009
Fair Value, September 30, 2025	$1,158,238

Warrant Liabilities

The fair value of the Series B Warrants is estimated on the balance sheet date using the Black-Scholes model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common shares, expected share price volatility, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield.

At September 30, 2025, and 2024, the following inputs were used in the Black-Scholes model.

	September 30, 2025	September 30, 2024
Expected term	3.59 Years	4.59 Years
Risk-free interest rate	3.61%	3.60%
Expected volatility	178.98%	134.00%
Expected dividend yield	0%	0%

A summary of the warrant liabilities activity for the years ended September 30, 2025, and 2024, is as follows.

	Series A Warrants	Series B Warrants	Prefunded Warrants	Total
Warrant Liabilities at September 30, 2023	$-	$-	$-	$-
Warrants Issued	11,242,940	2,942,711	3,105,170	17,290,821
Warrants Exercised	(1,060,113)	-	(3,190,320)	(4,250,433)
Fair market revaluation	(6,022,169)	(1,903,933)	85,150	(7,840,952)
Warrant Liabilities at September 30, 2024	$4,160,658	$1,038,778	$-	$5,199,436
Warrants Issued	-	-	-	-
Warrants Exercised	(5,669,909)	(1,727,742)	-	(7,397,651)
Fair market revaluation	2,343,105	8,590,307	-	10,933,412
Warrant Liabilities at September 30, 2025	$833,854	$7,901,343	$-	$8,735,197

NOTE 5 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. These funds, as required by the plan are restricted in nature and amounted to $839,215 and $1,030,606 as of September 30, 2025, and 2024, respectively. Additionally, at September 30, 2025, there was $100,000 of restricted cash in escrow per the purchase agreement with Heisey Mechanical, Ltd, an additional $366,319 in escrow related to bond requirements on certain public projects, and $67,204 in deposit guarantees. At September 30, 2024, there were additional amounts of $100,000 of restricted cash in escrow per the purchase agreement with Heisey Mechanical, Ltd, an additional $325,340 in escrow related to bond requirements on certain public projects, and $66,935 in deposit guarantees.

NOTE 6 – TRADE RECEIVABLES, NET

Trade receivables, net consists of the following.

	September 30, 2025	September 30, 2024
Trade receivables	$13,285,839	$11,315,594
Allowance for credit losses	(152,415)	(155,918)
	$13,133,424	$11,159,676

Trade receivables, net were $9,209,695 at September 30, 2023.

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the application of the CECL method to our trade receivables.

Cemtrex Inc. and Subsidiaries

NOTE 7 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following.

	September 30, 2025	September 30, 2024

Prepaid expenses	$1,327,463	$547,914
Prepaid inventory	81,820	301,605
Deferred costs	132,434	71,359
Short-term investments	14,715	13,871
Prepaid income taxes	-	462,997
VAT and GST tax receivable	-	58,941
Prepaid expenses and other current assets total	$1,556,432	$1,456,687

NOTE 8 – INVENTORY, NET

Inventory, net of reserves, consists of the following.

	September 30, 2025	September 30, 2024
Raw materials	$609,304	$421,557
Work in progress	364,907	272,910
Finished goods	5,610,733	6,294,062
Inventory, net	6,584,944	6,988,529

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows.

	September 30, 2025	September 30, 2024
Land	$945,279	$945,279
Building and leasehold improvements	4,482,978	4,388,556
Furniture and office equipment	625,995	600,186
Computers and software	2,685,331	2,683,512
Machinery and equipment	13,927,502	12,228,325
	22,667,085	20,845,858
Less: Accumulated depreciation	(13,015,089)	(11,712,280)
Property and equipment, net	$9,651,996	$9,133,578

The Company completed the annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment substantially exceeded their carrying values at September 30, 2025. Depreciation and amortization of property and equipment totaled approximately $1,355,538 and $1,328,741 for fiscal years ended September 30, 2025, and 2024, respectively and are recorded as general and administrative expenses on the Company’s Consolidated Statements of Operations. Additionally, depreciation and amortization of property and equipment of approximately $118,463 and $53,895 for fiscal years ended September 30, 2025, and 2024, respectively and are recorded as cost of revenues, Security on the Company’s Consolidated Statements of Operations.

Cemtrex Inc. and Subsidiaries

NOTE 10 – GOODWILL

Changes in the carrying amount of goodwill, by segment, are as follows.

	Security	Industrial Services	Consolidated
Balance at September 30, 2023	$530,475	$3,851,416	$4,381,891
Acquisition measurement period adjustment	-	(143,069)	(143,069)
Impairment	(530,475)	-	(530,475)
Balance at September 30, 2024	$-	$3,708,347	$3,708,347
Impairment /adjustments	-	-	-
Balance at September 30, 2025	$-	$3,708,347	$3,708,347

For the year ended September 30, 2024, $530,475 of impairment of the Company’s goodwill was recorded.

As of September 30, 2025, and September 30, 2024, accumulated impairment losses of $3,846,475 related to the Security segment have been recorded.

NOTE 11 - OTHER ASSETS

On November 13, 2020, and January 19, 2022, Cemtrex made $500,000 investments, on July 18, 2023, and October 5, 2023, made additional $100,000 investments, and on October 17, 2024, and November 18, 2024, made additional $50,000 investments on each respective date, via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying consolidated balance sheet and the Company accounts for this investment and recorded at cost. No impairment has been recorded for the years ended September 30, 2025, and 2024.

Other assts consists of the following.

	September 30, 2025	September 30, 2024
Rental deposits	$262,201	$194,796
Investment in Masterpiece VR	1,300,000	1,200,000
Other deposits	63,930	350,845
Demonstration equipment supplied to resellers	441,624	441,624
Other assets total	$2,067,755	$2,187,265

NOTE 12 – ACCRUED EXPENSES

Accrued expenses consist of the following.

	September 30, 2025	September 30, 2024
Accrued expenses	$442,344	$352,938
Accrued payroll and payroll taxes	1,558,475	1,250,279
Accrued warranty	222,702	222,702
Accrued expenses total	$2,223,521	$1,825,919

Cemtrex Inc. and Subsidiaries

NOTE 13 – DEFERRED REVENUE

The Company’s deferred revenue as of and for the years ended September 30, 2025, and 2024, are as follows.

	For the year ended
	September 30, 2025	September 30, 2024

Deferred revenue at beginning of period	$1,955,635	$2,311,334
Net additions:
Deferred software revenues	2,070,528	2,321,630
Recognized as revenue:
Deferred software revenues	(2,160,149)	(2,677,329)
Deferred revenue at end of period	1,866,014	1,955,635
Less: current portion	1,383,036	1,297,616
Long-term deferred revenue at end of period	$482,978	$658,019

For the years ended September 30, 2025, and 2024, the Company recognized revenue of $1,335,394, and $1,555,423, respectively, that was previously included in the beginning balance of deferred revenues.

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

The following is a summary of the Company’s uncompleted contracts.

	September 30, 2025	September 30, 2024
Costs incurred on uncompleted contracts	$10,344,923	$12,724,334
Estimated gross profit	4,025,531	3,006,692
	14,370,454	15,731,026
Applicable billings to date	(15,045,345)	(16,000,023)
Net billing in excess of costs	$(674,891)	$(268,997)

Cemtrex Inc. and Subsidiaries

For the years ended September 30, 2025, and 2024, the Company recognized revenue of $1,148,038 and $905,319, respectively, that was previously included in the beginning balance of contract liabilities.

	For year ended
	September 30, 2025	September 30, 2024
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$985,207	$1,739,201
Changes in revenue billed, contract price or cost estimates	(5,043)	(753,994)
Contract asset, net, ending balance	$980,164	$985,207
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(1,254,204)	$(980,319)
Changes in revenue billed, contract price or cost estimates	(400,851)	(273,885)
Contract liability, ending balance	$(1,655,055)	$(1,254,204)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$(268,997)	$758,882
Changes in revenue billed, contract price or cost estimates	$(405,894)	(1,027,879)
Net billings in excess of costs, ending balance	$(674,891)	$(268,997)

NOTE 15 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 2.52 years at September 30, 2025, and 3.3 years at September 30, 2024. The weighted average discount rate used to measure lease liabilities was approximately 6.23% at September 30, 2025, and 6.54% at September 30, 2024. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company’s corporate segment leased approximately 100 square feet of office space in Brooklyn, NY on a month-to-month lease, which the Company ended in June 2025, at a rent of $600 per month with $5,400 of expense for the year ended September 30, 2025 and approximately 350 square feet of office space in Clovis, CA on a month-to-month lease at a monthly rent of $1,933 with $33,797 of expense for the year ended September 30, 2025. The expense is under the caption “General and administrative” on the Company’s Consolidated Statements of Operations.

A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the Consolidated Balance Sheet at September 30, 2025, is set forth below.

Years ending September 30,	Operating Leases
2026	1,030,742
2027	607,015
2028	347,775
2029	211,805
2030	310,075
Undiscounted lease payments	2,507,412
Amount representing interest	(435,800)
Discounted lease payments	2,071,612
Less short-term operating lease liabilities	918,391
Long-term operating lease liabilities	$1,153,221

Lease costs for the years ended September 30, 2025, and 2024 are set forth below.

	For the year ended
	September 30,
	2025	2024
Operating lease costs	950,011	831,536
Short-term lease costs	163,429	66,196
Total lease cost	$1,113,440	$897,732

Cemtrex Inc. and Subsidiaries

NOTE 16 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of September 30, 2024, the Company had enough eligible assets to access the full credit line. The Company was in compliance with all loan covenants as of September 30, 2024. The funds were used to pay the NIL Funding term loan and will fund operations of the Vicon entity. As of September 30, 2025, this loan had a balance of $3,176,096, with no remaining unamortized loan origination fees. There were $1,564,179 of available funds as of September 30, 2025.

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

Loans Payable to Bank

On September 5, 2024, the Company acquired a loan from Fulton Bank in the amount of $312,000 in order to fund new equipment for Advanced Industrial Services, Inc. This loan carries interest of SOFR plus 2.37% per annum. This loan carries loan covenants which the Company was in compliance with as of September 30, 2025. This loan is secured by the assets of the Company.

On November 21, 2024, the Company issued a note payable to Streeterville Capital, LLC in the amount of $580,000. This note carries interest of 8% and matures on May 21, 2026. After deduction of an original issue discount of $75,000 and legal fees of $5,000, the Company received $500,000 in cash. As of September 30, 2025, this note had unamortized original issue discount balance of $33,333.

Cemtrex Inc. and Subsidiaries

	Interest Rate	Maturity	September 30,2025	September 30, 2024
Fulton Bank - $360,000 fund equipment for AIS. The Company was in compliance with loan covenants as of September 30, 2024. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.61% as of September 30, 2025, and 7.33% as of September 30, 2024).	1/31/2025	-	28,302

Fulton Bank - $312,000 fund equipment for AIS. The Company was in compliance with loan covenants as of September 30, 2025. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.61% as of September 30, 2025, and 7.33% as of September 30, 2024).	9/30/2029	257,704	312,000

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of September 30, 2025. This loan is secured by the underlying asset.	SOFR plus 2.62% (6.86% on September 30, 2025, and 7.58% on September 30, 2024).	1/28/2040	2,034,048	2,113,337

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043, with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (7.04% as of September 30, 2025, and 7.76% as of September 30, 2024).	9/30/2043	1,146,630	1,176,112

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (7.04% as of September 30, 2025, and 7.76% as of September 30, 2024).	7/1/2030	1,613,677	1,881,621

Note payable - $5,755,000 - Less original issue discount $750,000 and legal fees $5,000, net cash received $5,000,000 Unamortized original issue discount balance of $0, as of September 30, 2025, and September 30, 2024.	8%	6/30/2025	-	244,766

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000, net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of September 30, 2025, and September 30, 2024.	8%	2/22/2027	7,871,777	12,195,789

Note payable - $580,000. Less original issue discount $75,000 and legal fees $5,000, net cash received $500,000. Unamortized original issue discount balance of $33,333 as of September 30, 2025.	8%	5/21/2026	621,773	-

Paycheck Protection Program loan - $121,400 - The issuing bank determined that this loan qualifies for loan forgiveness; however, the Company is awaiting final approval from the Small Business Administration.	1%	5/5/2025	-	50,628
Less: Unamortized original issue discount			(33,333)
Total debt			$13,512,276	$18,002,555
Less: Current maturities			(8,925,497)	(4,732,377)
Long-term debt			$4,586,779	$13,270,178

Cemtrex Inc. and Subsidiaries

Estimated maturities for the Company’s long-term debt over the next 5 years are as follows.

	2026	2027	2028	2029	2030	Thereafter	Total
Fulton Bank - $312,000	58,086	62,126	66,426	71,066	-	-	$257,704
Fulton Bank - $2.16 Mil	289,719	311,215	334,127	359,096	319,520	-	$1,613,677
Fulton Bank - Mortgage #1	85,046	91,267	97,577	105,079	113,548	1,541,531	$2,034,048
Fulton Bank - Mortgage #2	32,429	34,833	37,202	40,179	43,160	958,827	$1,146,630
Notes Payable	8,460,217	-	-	-	-	-	$8,460,217
TOTAL	$8,925,497	$499,441	$535,332	$575,420	$476,228	$2,500,358	$13,512,276

NOTE 17 – RELATED PARTY TRANSACTIONS

As of September 30, 2023, there were $637,208 of receivables due from Ducon Technologies, Inc ., which is controlled by Aron Govil, the Company’s Founder and Former Director and CFO. The Company has negotiated a payment agreement regarding past receivables and other liabilities due to Cemtrex, Inc. totaling $761,585. This agreement is in the form of a secured promissory note earning interest at a rate of 5% per annum and matured on July 31, 2024. The Company did not receive payment on this note at the maturity date and placed a full allowance on the note during fiscal year 2024 and appears on the Company’s Consolidated Statements of Operations and Comprehensive Loss under general and administrative expenses.

Cemtrex Inc. and Subsidiaries

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

As of September 30, 2025, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $460,475, of which $104,229 is considered short-term and is presented on the Company’s Consolidated Balance Sheet under the caption “Trade receivables, net – related party. The Company has taken a $165,771 allowance for expected credit losses against these royalties.

As of September 30, 2025, there was $405,493 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $104,229 is the short term due on the royalties on CXR Inc.’s revenues. The remaining $301,264 is related to the services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. During the year, the Company recorded $60,628 in current expected credit losses on receivables due from CXR Inc.

On May 5, 2025, Saagar Govil, CEO, made a short-term loan to the Company of $200,000 for certain operating needs. This loan was repaid on August 1, 2025.

NOTE 18 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. As of September 30, 2025, and September 30, 2024, there were 2,755,327 and 2,506,827 shares issued and 2,691,227 and 2,442,727 shares outstanding, respectively.

Cemtrex Inc. and Subsidiaries

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

The Series A Preferred Stock has no redemption rights.

As of September 30, 2025, and September 30, 2024, there were no shares of Series A Preferred Stock issued and outstanding.

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

The Series C Preferred Stock has no redemption rights.

As of September 30, 2025, and September 30, 2024, there were 50,000 shares of Series C Preferred Stock issued and outstanding.

Series 1 Preferred Stock

Dividends

Holders of the Series 1 Preferred will be entitled to receive cumulative cash dividends at the rate of 10% of the purchase price per year, payable semiannually on the last day of March and September in each year. Dividends may also be paid, at our option, in additional shares of Series 1 Preferred, valued at their liquidation preference. The Series 1 Preferred rank senior to the common stock with respect to dividends. Dividends will be entitled to be paid to preferred shareholders prior to any dividend to the holders of our common stock.

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

Voting Rights

Except as otherwise provided in the certificate of designation, preferences and rights or as required by law, the Series 1 Preferred will vote together with the shares of our common stock (and not as a separate class) at any annual or special meetings of stockholders. Except as required by law, each holder of shares of Series 1 Preferred will be entitled to two votes for each share of Series 1 Preferred held on the record date as though each share of Series 1 Preferred were 2 shares of our common stock. Holders of the Series 1 Preferred will vote as a class on any amendment altering or changing the powers, preferences, or special rights of the Series 1 Preferred so as to affect them adversely.

No Conversion

The Series 1 Preferred will not be convertible into or exchangeable for shares of our common stock or any other security.

Cemtrex Inc. and Subsidiaries

Rank

The Series 1 Preferred will rank with respect to distribution rights upon our liquidation, winding-up or dissolution and dividend rights, as applicable:

●	senior to our Series A preferred stock, common stock, and any other class of capital stock we issue in the future unless the terms of that stock provide that it ranks senior to any or all of the Series 1 Preferred;

●	on a parity with any class of capital stock we issue in the future the terms of which provide that it will rank on a parity with any or all of the Series 1 Preferred;

●	junior to each class of capital stock issued in the future the terms of which expressly provide that such capital stock will rank senior to the Series 1 Preferred and the common stock; and

●	junior to all of our existing and future indebtedness.

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

During the year ended September 30, 2025, and 2024, 252,278 and 235,762 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock. respectively.

As of September 30, 2025, and September 30, 2024, there were 2,705,327 and 2,456,827 shares of Series 1 Preferred Stock issued and 2,641,227 and 2,392,727 shares outstanding, respectively. The Company currently holds 64,100 shares of Series 1 Stock in Treasury stock.

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

During the year ended September 30, 2025, the Company cancelled 3,778 shares of Series 1 Preferred Stock, which had been issued for dividends in error on some the above-mentioned shares.

Cemtrex Inc. and Subsidiaries

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

Common Stock

On October 2, 2024, November 26, 2024, and September 29, 2025, the Company completed a 60:1, 35:1, and 15:1 respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

On August 2, 2024, the Company increased the number of authorized shares of common stock from 50,000,000 to 70,000,000 shares, $0.001 par value. As of September 30, 2025, there were 830,606 shares issued and outstanding and at September 30, 2024, there were 946 shares issued and outstanding.

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

Cemtrex Inc. and Subsidiaries

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

During the year ended September 30, 2025, the Company issued 88,492 shares of common stock to satisfy 26,062,071 Series A Warrants and 200,551 shares of common stock to satisfy 3,008,233 Series B Warrants.

During the year ended September 30, 2024, the Company issued 5,603 shares of common stock to satisfy the Prefunded Warrants described above and 2,100 shares of common stock to satisfy 1,469,531 Series A Warrants.

The following table summarizes information about shares issuable under warrants outstanding as of September 30, 2025.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2023	-
Warrants granted	65,327,640	$0.85
Warrants exercised	(15,618,593)	$0.61
Warrants forfeited	-
Warrants cancelled	-
Outstanding at September 30, 2024	49,709,047	$0.23	2.77
Warrants granted	-
Warrants exercised	(29,070,304)	$0.12
Warrants forfeited	-
Warrants cancelled	-
Exercise price adjustments	(18,971,637)
Outstanding at September 30, 2025	1,667,106	$4.84	3.37

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

Cemtrex Inc. and Subsidiaries

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

On September 29, 2025, the Company completed a 15 for 1 reverse stock split. At the time, the Company had 248,166 Series A Warrants and 3,318,556 Series B Warrants outstanding at an exercise price of $0.893. According to the terms of the Series A and Series B warrants, in the event of a reverse stock split, the exercise price resets to the lowest VWAP during the period commencing five (5) consecutive trading days immediately preceding and the five (5) consecutive trading days commencing on the reverse stock split effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On October 3, 2025, it was determined that the exercise price has reset to $5.304.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	1,392,381	$260,467	49,108
Series B Warrants	14,363,882	$8,061,006	1,519,782

Cemtrex Inc. and Subsidiaries

NOTE 19 – SHARE-BASED COMPENSATION

On September 25, 2019, the Company cancelled all outstanding options granted to Saagar Govil, the Company’s Chairman and CEO and granted a stock option for 1 share. This option has an exercise price of $1,759,228 per share, which vested upon grant, and they expire after seven years. Additionally, Mr. Govil was granted additional future options;

(i)	1 share of the Corporation’s common stock, CETX, at an exercise price of $2,100,630 per share vesting on September 25, 2021;

(ii)	1 share of the Corporation’s common stock, CETX, at an exercise price of $2,520,756 per share vesting on September 25, 2023; and

(iii)	1 share of the Corporation’s common stock, CETX, at an exercise price of $3,024,907 per share vesting on September 25, 2025.

During the years ended September 30, 2025, and 2024 the Company recognized $14,236 and $30,325 of share-based compensation expense on its outstanding options, respectively. The share-based compensation is listed under the caption “General and administrative” expenses on the Company’s Consolidated Statements of Operations.

As of September 30, 2025, there was $0 of total unrecognized compensation cost related to non-vested stock options.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	7	$1,527,357	3.06	$-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options cancelled	-	-	-
Outstanding at September 30, 2024	7	$1,527,357	2.05	$-
Vested and exercisable at September 30, 2024	7	$1,527,357	2.05	$-
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options cancelled	-	-	-
Outstanding at September 30, 2025	7	$1,527,357	1.05	$-
Vested and exercisable at September 30, 2025	7	$1,527,357	1.05	$-

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

NOTE 21 – INCOME TAXES

As result of changes made by the Tax Cuts and Jobs Act of 2017, that became effective as of January 1, 2022, the company is now required to capitalize for tax purposes certain research and development expenses and amortize domestic expenses over a 5 year period and foreign expenses over a 15 year period, resulting in a deferred tax asset for the capitalized amounts.

Cemtrex Inc. and Subsidiaries

In accordance with ASC 740, Income Taxes, specifically related to uncertain tax positions, a Company is required to use a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination, and accordingly, no reserves or related accruals for interest and penalties have been recorded as of September 30, 2025.

The Company is subject to taxation in the United States federal and state jurisdictions. The Company’s federal income tax and state income tax returns are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions implemented through 2027. The Company does not anticipate the bill will have a material impact on the financial statements.

At September 30, 2025, the Company had approximately $68,941,426 of federal, $84,017,242 of state, and $9,798,273 of foreign net operating loss carryforwards. The net operating loss carryforwards, if not utilized, will begin to expire in 2030 for federal purposes and in 2026 for state purposes. The company is currently reviewing net operating losses for Section 382 limitation purposes and will make any required adjustments to the net operating losses at the completion of the study.

The following is a geographical breakdown of loss before the provision for income taxes.

	Year ended September 30,
	2025	2024

Domestic	$(28,352,803)	$(7,090,508)
Foreign	1,038,715	(385,841)
Loss before provision for income taxes	$(27,314,088)	$(7,476,349)

The provision for income taxes consisted of the following.

	September 30, 2025	September 30, 2024
Current (benefit)/provision
Federal	$-	$-
State	609,496	165,093
Foreign	125,384	37,187
Total current (benefit)/provision	734,880	202,280

Deferred provision
Federal	-	-
State	-	-
Foreign	-	-
Total deferred provision	$-	$-

Total (benefit)/provision for income taxes	$734,880	$202,280

Cemtrex Inc. and Subsidiaries

The following is a reconciliation of the effective income tax rate to the federal and state statutory rates.

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	September 30, 2025	September 30, 2024

U.S. statutory rate	21.00%	21.00%
State taxes, net of federal	5.03%	-1.74%
Foreign tax rate differential	-0.28%	-0.23%
Change in valuation allowance	-0.34%	-13.23%
Return to provision	0.20%	-1.44%
State Rate Change	0.21%	-0.50%
Other True Up Adjustments	-1.25%	0.00%
Goodwill impairment	-0.00%	0.00%
Write-Off of Related Party Note with Majority Owner	0.00%	-1.49%
Issuance Costs - Equity Financing	0.00%	-2.35%
Interest Expense	-0.98%	-2.80%
Change in Fair Value of Warrants	10.59%	1.64%
Loss on Excess Fair Value of Warrants	-14.62%	0.00%
Other permanent differences	-1.06%	-1.56%
Effective Tax Rate	-2.69%	-2.70%

The components of our deferred tax assets and liabilities are summarized as follows.

	September 30, 2025	September 30, 2024
Deferred Tax Assets:
Net operating Loss carryforwards	$22,289,821	$21,908,977
Inventory and other reserves	365,475	1,363,737
Allowance for bad debt	32,212	32,919
CECL Allowance	43,877	-
Interest Expense Limitation	4,473,727	4,751,442
Accruals	507,663	439,996
Deferred Revenue	127,838	-
Capitalized R&D	1,086,108	852,417
Warranty reserve	58,946	27,287
Lease Liability	120,739
Other	29,087	15,270
Total gross deferred taxes	29,135,493	29,392,044
Valuation allowance	(28,220,042)	(28,127,540)
Net deferred tax assets	915,451	1,264,504

Deferred Tax Liabilities:
Deferred revenue	-	(296,090)
Prepaid expenses	(39,705)	-
Goodwill amortization	(138,395)	(132,685)
Depreciation	(17,751)	(10,020)
Right of use assets	(114,738)	-
Other	(604,862)	(825,710)
Total deferred tax liabilities	(915,451)	(1,264,505)

Total deferred tax assets (liabilities)	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Cemtrex Inc. and Subsidiaries

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based upon the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its deferred tax assets as of September 30, 2025, and 2024.

Future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to IRC Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly.

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

As of September 30, 2025, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $460,475, of which $104,229 is considered short-term and is presented on the Company’s Consolidated Balance Sheet under the caption “Trade receivables, net – related party. The Company has taken a $165,771 allowance for expected credit losses against these royalties.

As of September 30, 2025, there was $405,493 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $104,229 is the short term due on the royalties on CXR Inc.’s revenues. The remaining $301,264 is related to the services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business. During the year, the Company recorded $60,628 in current expected credit losses on receivables due from CXR Inc.

Cemtrex Inc. and Subsidiaries

Gain/(loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of Cemtrex Advanced Technologies, Inc. and Cemtrex XR, Inc., sold during the first quarter of fiscal year 2023, which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the years ended September 30, 2025 and 2024, are as follows.

	For the year ended September 30,
	2025	2024

Total net sales	$-	$-
Cost of sales	-	-
Operating, selling, general and administrative expenses	2,008	681
Other (income)/expenses	-	-
Income (loss) from discontinued operations	(2,008)	(681)
Amortization of discounted royalties	99,001	53,126
Expected credit losses on royalty receivable	(60,000)	-
Adjustment of royalty agreement	(280,545)	-
Income tax provision	-	9,321
Discontinued operations, net of tax	$(243,552)	$43,124

NOTE 23 – SUBSEQUENT EVENTS

Cemtrex has evaluated subsequent events up to the date the consolidated financial statements were issued. The Company concluded that the following subsequent events have occurred and require recognition or disclosure in the consolidated financial statements.

Preferred shares issued for dividend

On October 7, 2025, the Company issued 135,291 shares of its Series 1 Preferred Stock to for dividends. The dividend was paid to shareholders of record as of September 30, 2025.

Common shares issued subsequent to financial statements date

On various dates subsequent to September 30, 2025, 29,943 shares of common stock were issued to satisfy Series A Warrants with an aggregate strike price value of $24,284 and a fair market value of $211,697.

On various dates subsequent to September 30, 2025, 2,316,480 shares of common stock were issued to satisfy Series B Warrants with an aggregate strike price value of $5,657,264 and a fair market value of $15,804,854.

On October 9, 2025, 67,671 shares of common stock were issued to make up for fractional shares from September 29, 2025, reverse stock split.

On various dates subsequent to September 30, 2025, 3,000,296 shares of common stock were issued to relieve $7,844,000 of notes payable.

Cemtrex Inc. and Subsidiaries

Issuance of Note payable

On November 7, 2025, the Company issued a Promissory Note with Streeterville Capital, LLC in the original principal amount of $7,025,000. From November 7, 2025, until December 31, 2025, interest will accrue on the outstanding balance of this Note at a per annum rate of interest equal to the daily Secured Overnight Financing Rate (SOFR) as quoted by the Federal Reserve Bank of New York. From January 1, 2026, until this Note is paid in full, interest will accrue at the rate of eight percent (8%) per annum. After original issuance fees of $25,000, the Company received cash of $7,000,000 for this agreement. If this Note is outstanding on January 1, 2026, a one-time additional interest fee of $1,050,000.00 will automatically be added to the outstanding balance. This Note matures eighteen (18) months from the issuance date with redemptions beginning at six (6) months from the issuance date. The Company intends to use the cash proceeds to complete potential acquisitions.

Entry into a Material Definitive Agreement

On November 13, 2025, the Company entered into a Share Purchase Agreement with Karl F. Kiefer, an individual resident of Texas and Invocon, Inc., a Texas corporation for the purchase of Invocon. The Company expects to complete the transaction on or around January 1, 2026, and is contingent on customary closing conditions. The Agreement is for the purchase of 100% of the issued and outstanding shares of Invocon for the purchase price of $7,060,000.

On December 11, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering securities consisting of shares of the Company’s common stock, par value $0.001 per share, and/or pre-funded warrants to purchase shares of Common Stock for aggregate gross proceeds of $2,000,000. The Offering closed on December 11, 2025. The Company issued 310,000 shares of common stock and prefunded warrants to purchase 356,667 shares of common stock. The Prefunded warrants were immediately exercised, and the Company issued 666,667 shares of common stock in the aggregate.

On December 23, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor, pursuant to which the Company issued and sold, in a registered direct offering, 330,000 shares of common stock at $2.50 per share and pre-funded warrants to purchase 470,000 shares of common stock at $2.499 per warrant (with a $0.001 exercise price per underlying share), for aggregate gross proceeds of $2,000,000 (net proceeds approximately $1,950,000 after estimated expenses). The pre-funded warrants are immediately exercisable, have no expiration date, and include a 4.99% beneficial ownership limitation (which may be increased or decreased upon notice). The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283995) and closed on December 23, 2025. The Company intends to use the net proceeds for working capital and general corporate purposes, which may include potential future acquisitions. No underwriter or placement agent was involved.

