Form 10-K/A
period 2025-09-30
CEMTREX INC
filed 2026-01-16
CIK 1435064

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

Explanatory Note

Cemtrex, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended September 30, 2025 (the “Report”) for the purpose of including Exhibit 97.1, a copy of the Company’s Clawback Policy, as required under SEC Rule 10D-1.

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

Except as described above, no other amendments are being made to this Report. This Form 10-K/A does not reflect events occurring after the December 29, 2025, filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

2

TABLE OF CONTENTS

	PART IV	4

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	4

3

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENTS

(a)	Financial Statements and Notes to the Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 at beginning of attached financial statements.

(b)	Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K/A	8/22/2016
3.8	Amendment to Certificate of Incorporation	Form 8-K	9/30/2024
3.9	Amendment to Certificate of Incorporation	Form 8-K	11/21/2024
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/24/2025
3.11	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.12	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.13	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.14	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.15	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.16	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.17	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.18	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.19	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	5/11/2023
10.2	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.3	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.4	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.5	2020 Equity Compensation Plan	Form S-8	8/17/2020
10.6	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/6/2023
10.7	Form of Lock-Up Agreement	Form S-1/A	4/30/2024
10.8	Note Purchase Agreement between Cemtrex Inc. and Streeterville Capital, LLC, dated September 30, 2021	Form S-1/A	4/30/2024
10.9	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated September 14, 2022	Form S-1/A	4/30/2024
10.10	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated August 30, 2023	Form S-1/A	4/30/2024
10.11	Form of Underwriting Agreement	Form 8-K	5/3/2024
10.12	Standstill Agreement, dated April 30, 2024	Form 8-K	5/1/2024
10.13	Underwriting Agreement, dated May 28, 2025 with Aegis Capital Corp.	Form 8-K	5/29/2025
10.14	Share Purchase Agreement between Cemtrex, Inc, Karl F. Kiefer, and Invocon, Inc.	Form 8-K	11/19/2025
10.15	Securities Purchase Agreement, dated December 11, 2025	Form 8-K	12/11/2025
21.1	Subsidiaries of the Registrant	Form 10-K	12/29/2025
23.1	Consent of Grassi & Co, CPAs, P.C., Independent Registered Public Accounting Firm	Form 10-K	12/29/2025
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.	Form 10-K	12/29/2025
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.	Form 10-K	12/29/2025
97.1	Clawback Policy	Form 10-K/A	4/11/2025
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/4/2022
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEMTREX, INC.

Dated: January 16, 2026	By:	/s/ Saagar Govil
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

Dated: January 16, 2026	By:	/s/ Paul J. Wyckoff.
Paul J. Wyckoff,
CFO (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 16, 2026	By:	/s/ Saagar Govil.
Saagar Govil,
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

Dated: January 16, 2026	By:	/s/ Paul J. Wyckoff.
Paul J. Wyckoff,
Interim CFO (Principal Financial and Accounting Officer)

Dated: January 16, 2026	By:	/s/ Brian Kwon
Brian Kwon,
Director

Dated: January 16, 2026	By:	/s/ Manpreet Singh
Manpreet Singh,
Director

Dated: January 16, 2026	By:	/s/ Metodi Filipov
Metodi Filipov,
Director

5