Form 10-Q
period 2025-12-31
CEMTREX INC
filed 2026-02-17
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2025

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 13, 2026, the issuer had 10,078,089 shares of common stock issued and outstanding.

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2025	2025
Assets
Current assets
Cash and cash equivalents	$20,505,781	$4,974,303
Restricted cash	1,276,752	1,372,738
Trade receivables, net	9,702,315	13,133,424
Trade receivables, net - related party	527,877	405,493
Inventory, net	7,436,132	6,584,944
Contract assets, net	1,697,691	980,164
Prepaid expenses and other current assets	1,566,411	1,556,432
Total current assets	42,712,959	29,007,498

Property and equipment, net	9,428,532	9,651,996
Right-of-use operating lease assets	2,110,908	2,003,967
Royalties receivable, net - related party	56,696	190,475
Digital assets	699,006	1,158,238
Goodwill	3,708,347	3,708,347
Other	1,614,101	2,067,755
Total Assets	$60,330,549	$47,788,276

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,309,111	$4,492,859
Sales tax payable	22,416	76,008
Revolving line of credit	1,948,258	3,176,096
Current maturities of long-term liabilities	4,714,398	8,925,497
Operating lease liabilities - short-term	989,401	918,391
Deposits from customers	152,188	158,344
Accrued expenses	1,566,280	2,223,521
Accrued payable on inventory in transit	762,821	652,179
Contract liabilities	1,542,262	1,655,055
Deferred revenue	1,255,139	1,383,036
Accrued income taxes	702,141	162,173
Total current liabilities	17,964,415	23,823,159
Long-term liabilities
Long-term debt	8,039,437	4,586,779
Long-term operating lease liabilities	1,183,916	1,153,221
Other long-term liabilities	290,000	289,483
Deferred revenue - long-term	428,332	482,978
Warrant liabilities	3,333,860	8,735,197
Total long-term liabilities	13,275,545	15,247,658
Total liabilities	31,239,960	39,070,817

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1 3,000,000 shares authorized, 2,840,919 shares issued and 2,776,819 shares outstanding as of December 31, 2025 and 2,705,327 shares issued and 2,641,227 shares outstanding as of September 30, 2025 (liquidation value of $10 per share)	2,841	2,705
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2025 and September 30, 2025	50	50
Common stock, $0.001 par value, 70,000,000 shares authorized, 8,600,552 shares issued and outstanding at December 31, 2025 and 830,606 shares issued and outstanding at September 30, 2025	8,601	831
Additional paid-in capital	147,309,421	105,668,565
Accumulated deficit	(119,953,888)	(99,397,741)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at December 31, 2025, and September 30, 2025	(148,291)	(148,291)
Accumulated other comprehensive income	1,871,855	2,591,340
Total stockholders’ equity	29,090,589	8,717,459

Total liabilities and stockholders’ equity	$60,330,549	$47,788,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	December 31, 2025	December 31, 2024
Revenues	$16,133,311	$13,739,899
Cost of revenues	10,511,445	8,037,963
Gross profit	5,621,866	5,701,936
Operating expenses
General and administrative	7,926,591	7,093,289
Research and development	501,435	890,083
Total operating expenses	8,428,026	7,983,372
Operating loss	(2,806,160)	(2,281,436)
Other income/(expense)
Other income/(expense), net	35,255	34,973
Interest expense	(12,123,695)	(483,913)
Changes in fair value of digital assets	(469,860)	-
Loss on exercise of warrant liabilities	(4,674,806)	(15,796,105)
Changes in fair value of warrant liability	(282,546)	(10,020,212)
Total other income/(expense), net	(17,515,652)	(26,265,257)
Net loss before income taxes	(20,321,812)	(28,546,693)
Income tax expense	266,326	120,538
Loss from continuing operations	(20,588,138)	(28,667,231)
Income/(loss) from discontinued operations, net of tax	31,991	(267,288)
Net loss	(20,556,147)	(28,934,519)
Less net loss in noncontrolling interest	-	(180,152)
Net loss attributable to Cemtrex, Inc. stockholders	$(20,556,147)	$(28,754,367)
Income/(loss) per share - Basic & Diluted
Continuing Operations	$(7.91)	$(383.87)
Discontinued Operations	$0.01	$(3.60)
Weighted Average Number of Shares-Basic & Diluted	2,601,444	74,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended
	December 31, 2025	December 31, 2024
Other comprehensive loss
Net loss	$(20,556,147)	$(28,934,519)
Foreign currency translation loss	(719,485)	(131,439)
Comprehensive loss	(21,275,632)	(29,065,958)
Less net loss in noncontrolling interest	-	(180,152)
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(21,275,632)	$(28,885,806)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series C Par Value $0.001		Common Stock Par Value $0.001		Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Preferred Stock	Comprehensive Income	Stockholders’Equity
Balance at September 30, 2025	2,705,327	$2,705	50,000	$50	830,606	$831	$105,668,565	$(99,397,741)	$(148,291)	$2,591,340	$8,717,459
Foreign currency translation loss										(719,485)	(719,485)
Dividends paid in Series 1 preferred shares	135,592	136					(136)				-
Shares issued to pay debt					3,000,296	3,001	19,639,282				19,642,283
Exercise of Series A warrants					29,943	30	211,068				211,098
Exercise of Series B warrants					2,316,480	2,317	15,802,537				15,804,854
Shares issued in offering					2,355,556	2,356	5,988,171				5,990,527
Issuance of roundup shares					67,671	66	(66)				-
Net loss								(20,556,147)			(20,556,147)
Balance at December 31, 2025	2,840,919	$2,841	50,000	$50	8,600,552	$8,601	$147,309,421	$(119,953,888)	$(148,291)	$1,871,855	$29,090,589

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series C Par Value $0.001		Common Stock Par Value $0.001		Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Preferred Stock	Comprehensive Income	Stockholders’ Equity	Non-controlling interest
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	946	$1	$73,262,549	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165
Foreign currency translation loss										(131,439)	(131,439)
Share-based compensation							4,087				4,087
Dividends paid in Series 1 preferred shares	123,167	123					(123)				-
Exercise of Series A warrants					88,492	89	21,515,688				21,515,777
Exercise of Series B warrants					22,244	22	1,095,709				1,095,731
Issuance of roundup shares					7,299	7	(7)				-
Loss attributable to noncontrolling interest											-	(180,152)
Net loss								(28,754,367)			(28,754,367)
Balance at December 31, 2024	2,579,994	$2,580	50,000	$50	118,981	$119	$95,877,903	$(100,109,753)	$(148,291)	$2,817,858	$(1,559,534)	$70,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(20,556,147)	$(28,934,519)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	412,395	337,259
(Gain)/loss on disposal of property and equipment	(523)	18,846
Noncash lease expense	257,769	254,695
Credit loss recovery	(8,506)	(7,367)
Contract modification - related party	-	280,545
Share-based compensation	-	4,087
Write-off of demonstration equipment	441,624	-
Interest expense paid in equity shares	11,798,283	-
Accrued interest on notes payable	162,713	262,107
Non-cash royalty income	(31,991)	(13,797)
Amortization of original issue discounts on notes payable	12,500	4,167
Loan origination costs	25,000	5,000
Receipt of SOL from staking	(13,138)	-
Non-cash transaction fees	2,510	-
Unrealized loss on digital assets	469,860	-
Loss on exercise of warrant liabilities	4,674,806	15,796,105
Changes in fair value of warrant liability	282,546	10,020,212

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	3,440,800	1,964,241
Trade receivables - related party	13,386	66,057
Inventory	(851,188)	(4,126,906)
Contract assets	(718,712)	(556,032)
Prepaid expenses and other current assets	(9,979)	261,559
Other assets	112,030	157,699
Accounts payable	(183,748)	(1,051,056)
Sales tax payable	(53,592)	(63,509)
Operating lease liabilities	(263,005)	(256,271)
Deposits from customers	(6,156)	(88,285)
Accrued expenses	(546,600)	4,743,926
Contract liabilities	(112,793)	24,981
Deferred revenue	(182,543)	(188,930)
Income taxes payable	539,968	(149,142)
Other liabilities	517	32,511
Net cash used in operating activities	(891,914)	(1,201,817)

Cash Flows from Investing Activities
Purchase of property and equipment	(183,584)	(924,428)
Proceeds from sale of property and equipment	523	5,529
Royalties on related party revenues	30,000	10,000
Purchase of marketable securities	(100,000)	-
Investment in MasterpieceVR	-	(100,000)
Net cash used by investing activities	(253,061)	(1,008,899)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	7,285,840	7,025,841
Payments on revolving line of credit	(8,513,678)	(6,053,954)
Payments on debt	(114,654)	(124,912)
Payments on Paycheck Protection Program Loans	-	(10,123)
Proceeds from notes payable	7,000,000	500,000
Proceeds from warrant exercises	5,657,264	1,050,597
Proceeds from offerings	6,000,000	-
Expenses on offerings	(9,473)	-
Net cash provided by financing activities	17,305,299	2,387,449

Effect of currency translation	(724,832)	(132,871)
Net increase in cash, cash equivalents, and restricted cash	16,160,324	176,733
Cash, cash equivalents, and restricted cash at beginning of period	6,347,041	5,420,392
Cash, cash equivalents, and restricted cash at end of period	$21,782,533	$5,464,254

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	December 31, 2025	December 31, 2024
Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$20,505,781	$4,224,130
Restricted cash	1,276,752	1,240,124
Total cash, cash equivalents, and restricted cash	$21,782,533	$5,464,254

	For the three months ended December 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$150,199	$217,639
Cash paid during the period for income taxes, net of refunds	$-	$269,680

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay notes payable	$19,642,283	$-
Noncash dividends	$136	$123
Noncash recognition of new leases	$364,710	$159,086
Series A Warrant Exercises	$211,098	$21,515,777
Series B Warrant Exercises	$15,804,854	$-

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

Common Stock Reverse Stock Split

On October 2, 2024, November 26, 2024, and September 29, 2025, the Company completed 60:1, 35:1, and 15:1 respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

Additionally, there was an error in the calculation of the weighted average shares for the three months ended December 31, 2024, for the reverse stock splits on October 2, 2024, and November 26, 2024, the following table summarizes the correction prior to the adjustment for the reverse stock split on September 29, 2025.

	As previously reported	For the three months ended December 31, 2024 Corrections	As corrected

(Loss)/income per share - Basic & Diluted
Continuing Operations	$(16.15)	$(9.44)	$(25.59)
Discontinued Operations	$(0.15)	$(0.09)	$(0.24)
Weighted Average Number of Shares-Basic & Diluted	1,764,341	(651,203)	1,113,138

This error affected the calculation of the weighted average shares at September 30, 2025, the following table summarizes the correction.

	As previously reported	For the year ended September 30, 2025 Corrections	As corrected

(Loss)/income per share - Basic & Diluted
Continuing Operations	$(210.88)	$56.56	$(154.32)
Discontinued Operations	$(1.84)	$0.50	$(1.34)
Weighted Average Number of Shares-Basic & Diluted	132,396	48,794	181,190

Acquisitions

On January 8, 2026, the Company completed the acquisition of Invocon. As a result of the transaction, Invocon became a wholly owned subsidiary of the Company. The purchase price of $7,060,000 was paid in cash at closing. Invocon will launch of the Company’s Aerospace and Defense segment with reporting results beginning in the second quarter of fiscal year 2026.

On February 5, 2026, the Company, through its subsidiary AIS, acquired substantially all the assets of Richland Industries LLC (“Richland”), an industrial services and fabrication company located in Tennessee. In connection with the transaction, AIS established a new subsidiary, AIS as part of the Company’s Industrial Services Segment. The purchase price of $600,000 was paid via a note payable issued by Fulton Bank. This note carries interest of 6.09% and matures on February 1, 2031. In addition, the Company purchased Richland’s primary facility for $4,900,000 via a $3,920,000 mortgage issued by Fulton Bank and the balance including taxes, closing costs, and fees in cash. This mortgage has carries interest of SOFR plus 2.75% and matures on February 1, 2041.

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

The Company has incurred substantial losses of $28,112,368 and $7,229,491 for fiscal years 2025 and 2024, respectively and a loss of $20,556,147 for the three months ended December 31, 2025, and has debt obligations over the next fiscal year of $6,662,656 that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While the Company’s losses and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. These transactions add additional significant non-operational expenses which are non-cash in nature. The Company has $20,505,781 in cash and cash equivalents as of December 31, 2025. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of December 31, 2025, has available capacity of approximately $420,000, (ii) continually reevaluate our pricing model on the Company’s Vicon brand to improve margins on those products, (iii) raised $5,657,264 through the exercise of our Series B warrants during the quarter ended December 31, 2025 (iv) raised $6,000,000 in gross proceeds in equity offering during the quarter ended December 31, 2025, and an additional $4,000,000 in gross proceeds subsequent to December 31, 2025. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans, if successful, would be sufficient to meet the capital demands of the Company’s current operations for at least the next twelve months, there is no guarantee that the Company will succeed.

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

NOTE 2 – INTERIM STATEMENT PRESENTATION

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025.

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

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended September 30, 2025, includes a summary of the significant accounting policies used in the preparation of the unaudited condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard on October 1, 2025. There has been no material effect on the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. Early adoption is prohibited. The Company does not anticipate that the ASU will have a material effect on the Company’s unaudited financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). This guidance contains amendments that provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2025-05 on its unaudited condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 - Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s unaudited consolidated financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three months ended December 31, 2025, and 2024:

	For the three months ended
	December 31, 2025	December 31, 2024
Over time	70%	66%
Point-in-time	30%	34%

NOTE 4 – LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. For the three months ended December 31, 2025, and 2024, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended
	December 31, 2025	December 31, 2024
Options	7	7
Warrants	1,068,339	3,318,556

For the three months ended December 31, 2025, and 2024, loss per share basic and diluted for continuing operations are calculated as follows:

	For the three months ended December 31,
	2025	2024
Loss from Continuing operations	$(20,588,138)	$(28,667,231)
Less loss in noncontrolling interest	-	(180,152)
Net loss applicable to common shareholders	(20,588,138)	(28,487,079)
Weighted Average Number of Shares-Basic & Diluted	2,601,444	74,210
Loss per share - Basic & Diluted - Continuing Operations	$(7.91)	$(383.87)

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

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	For the three months ended December 31, 2025				For the three months ended December 31, 2024
	Reportable Segments				Reportable Segments
	Security	Industrial Services	Corporate	Consolidated	Security	Industrial Services	Corporate	Consolidated
External revenues	$5,511,528	$10,611,156	$10,627	$16,133,311	$5,453,699	$8,286,200	$-	$13,739,899
Cost of revenues	3,350,760	7,160,685	-	10,511,445	2,613,940	5,424,023	-	8,037,963
Gross profit	$2,160,768	$3,450,471	$10,627	$5,621,866	$2,839,759	$2,862,177	$-	$5,701,936
Operating expenses
General, and administrative	4,603,923	1,789,739	1,209,628	7,603,290	3,759,298	1,761,403	1,234,865	6,755,566
Depreciation and amortization	80,036	243,265	-	323,301	86,023	251,700	-	337,723
Research and development	501,435	-	-	501,435	890,083	-	-	890,083
Operating income/(loss)	$(3,024,626)	$1,417,467	$(1,199,001)	$(2,806,160)	$(1,895,645)	$849,074	$(1,234,865)	$(2,281,436)

Other expense, net	$(64,174)	$(49,417)	$(17,402,061)	$(17,515,652)	$(392,917)	$(78,226)	$(25,794,114)	$(26,265,257)

The following table summarizes the Company’s identifiable assets by segment as of December 31, 2025, and September 30, 2025.

	December 31,	September 30,
	2025	2025
Identifiable Assets
Security	$14,731,143	$17,334,365
Industrial Services	25,449,815	25,865,577
Corporate	20,149,591	4,588,334
Total Assets	$60,330,549	$47,788,276

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group, and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. Additionally, there was restricted cash in escrow per the purchase agreement with Heisey Mechanical, Ltd. Additionally, there are funds in escrow related to bond requirements on certain public projects and deposit guarantees.

The Company’s restricted cash as of December 31, 2025, and September 30, 2025, are summarized below.

	December 31,	September 30,
	2025	2025
Benecon group	$905,331	$839,215
Heisey escrow	-	100,000
Bond escrow	304,146	366,319
Deposit guarantees	67,275	67,204
	$1,276,752	$1,372,738

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

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include cash equivalents, banker’s acceptances, trading securities, investments, and investment funds. The Company measures trading securities investments and investment funds at quoted market prices as they are traded in an active market with sufficient volume and frequency of transactions.

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

The Company’s fair value liabilities at December 31, 2025, and September 30, 2025, are as follows.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2025
Assets
Digital assets - SOL	$699,006	$-	$-	$699,006
Marketable Securities	$100,033	$-	$-	$100,033
Liabilities
Warrant liabilities	$815,632	$2,518,228	$-	$3,333,860

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2025
Assets
Digital assets - SOL	$1,158,238	$-	$-	$1,158,238
Liabilities
Warrant liabilities	$833,854	$7,901,343	$-	$8,735,197

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

The Company’s digital assets as of December 31, 2025, and September 30, 2025, are as follows.

	December 31, 2025	September 30, 2025
Units - SOL	5,615	5,549
Cost Per Unit	$181.45	$181.70
Cost Basis	$1,018,856	$1,008,229
Fair Value	$699,006	$1,158,238

The following table is a summary of our digital assets as of December 31, 2025.

Fair Value, September 30, 2024	$-
Cash purchase	998,462
Receipt of SOL from staking	12,522
Non-cash transaction fees	(2,755)
Unrealized gain	150,009
Fair Value, September 30, 2025	$1,158,238
Cash purchase	-
Receipt of SOL from staking	13,138
Non-cash transaction fees	(2,510)
Unrealized loss	(469,860)
Fair Value, December 31, 2025	$699,006

Warrant Liabilities

The value of the Series A Warrants is based on the market value of our common stock on the balance sheet date.

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

At December 31, 2025, and September 30, 2025, the following inputs were used in the Black-Scholes model.

	December 31, 2025	September 30, 2025
Expected term	3.33 Years	3.59 Years
Risk-free interest rate	3.59%	3.61%
Expected volatility	180.77%	178.98%
Expected dividend yield	0.00%	0.00%
Stock Price	$2.59	$5.66

The following table summarizes information on warrant liabilities as of December 31, 2025.

	Series A Warrants	Series B Warrants	Total
Warrant Liabilities at September 30, 2024	$4,160,658	$1,038,778	$5,199,436
Warrants Issued	-	-	-
Warrants Exercised	(5,669,909)	(1,727,742)	(7,397,651)
Fair market revaluation	2,343,105	8,590,307	10,933,412
Warrant Liabilities at September 30, 2025	$833,854	$7,901,343	$8,735,197
Warrants Issued	-	-	-
Warrants Exercised	(97,615)	(5,586,268)	(5,683,883)
Fair market revaluation	69,850	212,696	282,546
Warrant Liabilities at December 31, 2025	$806,089	$2,527,771	$3,333,860

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consisted of the following:

	December 31,	September 30,
	2025	2025
Trade receivables	$9,845,039	$13,285,839
Allowance for credit losses	(142,724)	(152,415)
	$9,702,315	$13,133,424

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	September 30, 2025

Prepaid expenses	$967,561	$1,327,463
Prepaid inventory	301,869	81,820
Deferred costs	182,233	132,434
Short-term investments	114,748	14,715
Prepaid expenses and other current assets total	$1,566,411	$1,556,432

NOTE 10 – INVENTORY, NET

Inventory, net consisted of the following:

	December 31,	September 30,
	2025	2025
Raw materials	$696,042	$609,304
Work in progress	644,668	364,907
Finished goods	6,095,422	5,610,733
Inventory, net	7,436,132	6,584,944

The Company maintained an allowance for obsolete inventories of $1,042,321 and $1,034,798 at December 31, 2025, and September 30, 2025, respectively.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	December 31,	September 30,
	2025	2025
Land	$945,279	$945,279
Building and leasehold improvements	4,485,091	4,482,978
Furniture and office equipment	642,849	625,995
Computers and software	2,686,147	2,685,331
Machinery and equipment	14,070,364	13,927,502
	22,829,730	22,667,085
Less: Accumulated depreciation	(13,401,198)	(13,015,089)
Property and equipment, net	$9,428,532	$9,651,996

Depreciation expense for the three months ended December 31, 2025, and 2024, was $412,395 and $337,259, respectively, and is recorded in cost of revenues and general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12 – GOODWILL

Changes in the carrying amount of goodwill, by segment, were as follows:

	Security	Industrial Services	Consolidated
Balance at September 30, 2024	$-	$3,708,347	$3,708,347
Impairment /adjustments	-	-	-
Balance at September 30, 2025	$-	$3,708,347	$3,708,347
Impairment /adjustments	-	-	-
Balance at December 31, 2025	$-	$3,708,347	$3,708,347

As of December 31, 2025, and September 30, 2025, accumulated impairment losses of $3,846,475 have been recorded related to the Security segment.

NOTE 13 – OTHER ASSETS

On November 13, 2020, and January 19, 2022, Cemtrex made $500,000 in investments, on July 18, 2023, and October 5, 2023, made additional $100,000 in investments, and on October 17, 2024, and November 18, 2024, made additional $50,000 in investments on each respective date, via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying unaudited condensed consolidated balance sheet and the Company accounts for this investment and records it at cost. No impairment has been recorded for the three months ended December 31, 2025, and 2024.

Other assets consisted of the following:

	December 31, 2025	September 30, 2025
Rental deposits	$261,897	$262,201
Investment in Masterpiece VR	1,300,000	1,300,000
Other deposits	52,204	63,930
Demonstration equipment supplied to resellers	-	441,624
Other assets total	$1,614,101	$2,067,755

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31, 2025	September 30, 2025
Accrued expenses	$283,672	$442,344
Accrued payroll and payroll taxes	1,059,906	1,558,475
Accrued warranty	222,702	222,702
Accrued expenses total	$1,566,280	$2,223,521

NOTE 15 – DEFERRED REVENUE

The Company’s deferred revenue for the three months ended December 31, 2025, and 2024, were as follows:

	For the three months ended
	December 31, 2025	December 31, 2024

Deferred revenue at beginning of period	$1,866,014	$1,955,635
Net additions:
Deferred software revenues	374,100	364,145
Recognized as revenue:
Deferred software revenues	(556,643)	(553,075)
Deferred revenue at end of period	1,683,471	1,766,705
Less: current portion	1,255,139	1,206,052
Long-term deferred revenue at end of period	$428,332	$560,653

For the three months ended December 31, 2025, and 2024, the Company recognized revenue of $499,890, and $501,666, respectively, that was previously included in the beginning balance of deferred revenues.

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

The following is a summary of the Company’s uncompleted contracts:

	December 31, 2025	September 30, 2025
Costs incurred on uncompleted contracts	$14,433,807	$10,344,923
Estimated gross profit	5,411,216	4,025,531
	19,845,023	14,370,454
Applicable billings to date	(19,689,594)	(15,045,345)
Net earnings in excess of billings/(billing in excess of costs)	$155,429	$(674,891)

For the three months ended December 31, 2025, and 2024, the Company recognized revenue of $1,271,877 and $760,431, respectively, that was previously included in the beginning balance of contract liabilities.

The following table summarizes the net activity of the contract assets and contract liabilities for the three months ended December 31, 2025, and 2024.

	For the three months ended
	December 31, 2025	December 31, 2024
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$980,164	$985,207
Changes in revenue billed, contract price or cost estimates	717,527	556,032
Contract asset, net, ending balance	$1,697,691	$1,541,239
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(1,655,055)	$(1,254,204)
Changes in revenue billed, contract price or cost estimates	112,793	(24,981)
Contract liability, ending balance	$(1,542,262)	$(1,279,185)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$(674,891)	$(268,997)
Changes in revenue billed, contract price or cost estimates	830,320	531,051
Net costs in excess of billings, ending balance	$155,429	$262,054

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

As of December 31, 2025, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $462,467, of which $240,000 is considered short-term and is presented on the Company’s unaudited Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party. The Company has taken a $165,771 allowance for expected credit losses against these royalties.

As of December 31, 2025, there was $527,877 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $240,000 is the short term due on the royalties on CXR Inc.’s revenues. The remaining $287,877 is related to the services provided by Cemtrex Technologies Pvt. Ltd. in the normal course of business.

NOTE 18 – EXPECTED CREDIT LOSSES

The following table summarized the Company’s activity for expected credit losses for the three months ended December 31, 2025.

	Trade receivables, net	Contract assets, net	Royalties receivable, net - related party
As of September 30, 2025	$152,415	$9,704	$165,771
Provision	-	1,135	-
Recovery	(9,691)	-	-
Write-off	-	-	-
As of December 31, 2025	$142,724	$10,839	$165,771

NOTE 19 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 2.43 years at December 31, 2025, and 3.30 years at December 31, 2024. The weighted average discount rate used to measure lease liabilities was approximately 6.31% at December 31, 2025, and 6.22% at December 31, 2024. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s security segment leases approximately 350 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $2,075 per month. Short-term rent expense was $6,225 for the three months ended December 31, 2025, and $11,381 for the three months ended December 31, 2024. A reconciliation of undiscounted cash flows to operating lease liabilities recognized in the unaudited condensed consolidated balance sheet at December 31, 2025, is set forth below:

Years ending September 30,	Operating Leases
Remainder of 2026	947,052
2027	827,058
2028	474,870
2029	224,391
2030	323,710
Undiscounted lease payments	2,797,081
Amount representing interest	(623,764)
Discounted lease payments	2,173,317
Less short-term operating lease liabilities	989,401
Long-term operating lease liabilities	$1,183,916

Lease costs for the three months ended December 31, 2025, and 2024 are set forth below:

	For the three months ended
	December 31,
	2025	2024
Operating lease costs:
Operating lease costs	263,005	256,271
Short-term lease costs	6,420	14,406
Total lease cost	$269,425	$270,677

NOTE 20 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A.. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) and matures twenty-four months from the closing date. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of December 31, 2025, the Company had enough eligible assets to access approximately $2,400,000 of the credit line. The Company was in compliance with all loan covenants as of December 31, 2025. As of December 31, 2025, and September 30, 2025, this loan had a balance of $1,948,258, and $3,176,096, respectively.

Notes payable

On November 7, 2025, the Company issued a note payable to Streeterville Capital, LLC in the amount of $7,025,000. This note carries interest between November 7, 2025, and December 31, 2025, of SOFR (3.87% as of December 31, 2025), after December 31, 2025, 8%, This Note matures eighteen (18) months from the issuance date with redemptions beginning at six (6) months from the issuance date. After deduction of legal fees of $25,000, the Company received $7,000,000 in cash. Additionally, this note contains an additional interest provision that if this note is outstanding on January 1, 2026, a one-time additional interest fee of $1,050,00 will automatically be added to the outstanding balance. The Company recorded this fee on January 1, 2026.

The following table outlines the Company’s secured liabilities:

			December 31,	September 30,
	Interest Rate	Maturity	2025	2025
Fulton Bank - $312,000 fund equipment for AIS. The Company was in compliance with loan covenants as of September 30, 2025. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.24% as of December 31, 2025 and 6.61% as of September 30, 2025).	9/30/2029	243,500	257,704

Fulton Bank mortgage $2,476,000. The Company was in compliance with loan covenants as of September 30, 2025. This loan is secured by the underlying asset.	SOFR plus 2.62% (6.49% on December 31, 2025 and 6.86% on September 30, 2025).	1/28/2040	2,012,447	2,034,048

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (6.67% as of December 31, 2025 and 7.04% as of September 30, 2025).	9/30/2043	1,138,573	1,146,630

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by the Parent; matures in 2030.	SOFR plus 2.80% per annum (6.67% as of December 31, 2025 and 7.04% as of September 30, 2025).	7/1/2030	1,542,885	1,613,677

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of September 30, 2025 and September 30, 2024.	8%	2/22/2027	136,773	7,871,777

Note payable - $580,000. Less original issue discount $75,000 and legal fees $5,000,net cash received $500,000. Unamortized original issue discount balance of $33,333 as of September 30, 2025.	8%	5/21/2026	634,615	621,773

Note payable - $7,025,000. Less legal fees $25,000,net cash received $7,000,000. A $1,050,000 additional interest provision was recorded on January 1, 2026	Between November 7, 2025 and December 31, 2025, SOFR (3.87% as of December 31, 2025), after December 31, 2025, 8%	5/6/2027	7,065,875	-

Less: Unamortized original issue discount			(20,833)	(33,333)
Total debt			$12,753,835	$13,512,276
Less: Current maturities			(4,714,398)	(8,925,497)
Long-term debt			$8,039,437	$4,586,779

NOTE 21 – STOCKHOLDERS’ EQUITY

Series 1 Preferred Stock

The Company’s Series 1 Preferred Stock is quoted on the OTC Markets OTCID tier under the symbol “CETXP.”

During the three months ended December 31, 2025, 135,592 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of December 31, 2025, and September 30, 2025, there were 2,840,919 and 2,705,327 shares of Series 1 Preferred Stock issued and 2,776,819 and 2,641,227 shares of Series 1 Preferred Stock outstanding, respectively.

Common Stock

On October 2, 2024, November 26, 2024, and September 29, 2025, the Company completed a 60:1, 35:1, and 15:1 respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

During the three months ended December 31, 2025, 29,943 shares of common stock were issued for the exercise of 9,981 Series A Warrants under the Alternative Cashless Exercise option as adjusted for exercise price adjustments.

During the three months ended December 31, 2025, there were 67,671 shares issued for rounding on September 29, 2025, reverse stock split.

During the three months ended December 31, 2025, 2,316,480 shares of common stock were issued for the exercise of 2,316,480 Series B Warrants which generated $5,657,264 in proceeds.

During the three months ended December 31, 2025, 3,000,296 shares of the Company’s common stock have been issued to satisfy $7,756,167 of notes payable, $87,833 in accrued interest, and $11,798,283 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Series A and Series B Warrants

The following table summarizes information about shares issuable under warrants outstanding as of December 31, 2025.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2024	49,709,047	$0.23	2.77
Warrants granted	-
Warrants exercised	(29,070,304)	$0.12
Warrants forfeited	-
Warrants cancelled	-
Exercise price adjustments	(18,971,637)
Outstanding at September 30, 2025	1,667,106	$4.84	3.37
Warrants granted	-
Warrants exercised	(2,346,423)	$2.41
Warrants forfeited	-
Warrants cancelled	-
Exercise price adjustments	2,062,572
Outstanding at December 31, 2025	1,383,255	$1.74	2.77

On October 13, 2025, the Company issued shares of common stock to relieve debt. At the time, the Company had 147,324 Series A Warrants and 1,519,782 Series B Warrants outstanding at an exercise price of $5.304. According to the terms of the Series A and Series B warrants, in the event of a issuance below the current exercise price, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the republic offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On October 17, 2025, it was determined that the exercise price has reset to $4.56.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	147,324	$260,467	57,120
Series B Warrants	1,519,782	$8,061,006	1,767,778

On December 11, 2025, the Company closed on a Securities Purchase agreement of common stock. At the time, the Company had 57,120 Series A Warrants and 1,757,778 Series B Warrants outstanding at an exercise price of $4.56. According to the terms of the Series A and Series B warrants, in the event of a public offering, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the republic offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On December 17, 2025, it was determined that the exercise price has reset to $2.433.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	57,120	$260,467	107,058
Series B Warrants	1,757,778	$8,015,406	3,294,469

On December 30, 2025, the Company closed on a Securities Purchase agreement of common stock. At the time, the Company had 78,489 Series A Warrants and 987,987 Series B Warrants outstanding at an exercise price of $2.433. According to the terms of the Series A and Series B warrants, in the event of a public offering, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the republic offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On January 6, 2026, it was determined that the exercise price has reset to $2.25.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	78,489	$236,183	104,792
Series B Warrants	987,987	$2,403,749	1,068,339

For the three months ended December 31, 2025, and 2024 the company recognized a loss on the fair value of the common shares issued for the exercised warrants of $4,674,806 and a loss of $15,796,105, respectively, which represents the difference between the fair value of the shares issued and the value of the warrants exercised.

For the three months ended December 31, 2025, and 2024 the company recognized a loss on changes in fair value of warrant liability of $688,671, and $10,020,212, respectively, which represents the change in the fair value of the of the warrants unexercised at the measurement period.

December 2025 Equity Offerings

On December 11, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering securities consisting of shares of the Company’s common stock, par value $0.001 per share, and/or pre-funded warrants to purchase shares of Common Stock at $3.00 per share/warrant for aggregate gross proceeds of $2,000,000. The Offering closed on December 11, 2025. The Company issued 310,000 shares of common stock and prefunded warrants to purchase 356,667 shares of common stock. The Prefunded warrants were immediately exercised, and the Company issued 666,667 shares of common stock in the aggregate.

On December 23, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering securities consisting of shares of the Company’s common stock, par value $0.001 per share, and/or pre-funded warrants to purchase shares of Common Stock at $2.50per share/warrant for aggregate gross proceeds of $2,000,000. The Offering closed on December 23, 2025. The Company issued 330,000 shares of common stock and prefunded warrants to purchase 470,000 shares of common stock. The Prefunded warrants were immediately exercised, and the Company issued 800,000 shares of common stock in the aggregate.

On December 30, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering securities consisting of shares of the Company’s common stock, par value $0.001 per share, and/or pre-funded warrants to purchase shares of Common Stock at $2.25 per share/warrant for aggregate gross proceeds of $2,000,000. The Offering closed on December 30, 2025. The Company issued 330,000 shares of common stock and prefunded warrants to purchase 548,889 shares of common stock. The Prefunded warrants were immediately exercised, and the Company issued 888,889 shares of common stock in the aggregate.

NOTE 22 – SHARE-BASED COMPENSATION

For the three months ended December 31, 2025, and 2024, the Company recognized $0 and $4,087 of share-based compensation expense on its outstanding options, respectively. As of December 31, 2025, there was no unrecognized share-based compensation expense.

During the three months ended December 31, 2025, no options were granted, cancelled, or forfeited.

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

NOTE 24 – INCOME TAXES

For the three months ended December 31, 2025, and 2024, the Company recorded an income tax expense of approximately $266,326 and $120,538, respectively. These taxes are related to our international operations and state taxes of certain subsidiaries.

As of year-end 2025, the Company had federal, state, and foreign net operating losses (“NOL”) of approximately $68.9 million, $84.0 million, and $9.8 million, respectively. The Company has pre 2018 TCJA NOLs and post 2017 TCJA NOLs. Pre 2018 NOLs will expire in 20 years with the first amount expiring in 2030 and the post 2017 NOLs can be carried forward indefinitely. Generally, state NOLs have different NOL carryforward rules, with some pre-2018 NOLs being able to be carried forward indefinitely. The first amount of state NOLs begin to expire in 2026. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s NOL carryforwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2022 through 2025 are subject to review by tax authorities.

The Company’s effective tax rates for the three months ended December 31, 2025, and 2024, were (1.31%) and (0.42%) respectively.

NOTE 25 – SUBSEQUENT EVENTS

On January 9, 2026, Cemtrex, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering (the “Offering”), securities consisting of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and/or pre-funded warrants to purchase shares of Common Stock (the “Pre-Funded Warrants”), for aggregate gross proceeds of $4,000,000. The Offering closed on January 9, 2026. The Company issued 400,000 shares of common stock and prefunded warrants to purchase 1,069,507 shares of common stock, all the prefunded warrants were immediately exercised.

On January 8, 2026, the Company completed the acquisition of Invocon. As a result of the transaction, Invocon became a wholly owned subsidiary of the Company. The purchase price of $7,060,000 was paid in cash at closing. Invocon will launch the Company’s Aerospace and Defense segment with reporting results beginning in the second quarter of fiscal year 2026.

On February 5, 2026, the Company, through its subsidiary AIS, acquired substantially all the assets of Richland Industries LLC (“Richland”), an industrial services and fabrication company located in Tennessee. In connection with the transaction, AIS established a new subsidiary, AIS as part of the Company’s Industrial Services Segment. The purchase price of $600,000 was paid via a note payable issued by Fulton Bank. This note carries interest of 6.09% and matures on February 1, 2031. In addition, the Company purchased Richland’s primary facility for $4,900,000 via a $3,920,000 mortgage issued by Fulton Bank and the balance including taxes, closing costs, and fees in cash. This mortgage has carries interest of SOFR plus 2.75% and matures on February 1, 2041.

On various dates in January 2026, the Company issued 8,030 shares of common stock to satisfy 8,030 Series B Warrants. The exercises raised $18,068 of cash.

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

Certain of our accounting policies are deemed “significant”, as they are both most important to the financial statement presentation and require management’s most difficult, subjective, or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a discussion of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2025.

Results of Operations – For the three months ended December 31, 2025, and 2024

Revenues

Our Security segment revenues for the three months ended December 31, 2025, increased by $57,829 or 1% to $5,511,528 from $5,453,699 for the three months ended December 31, 2024. This increase is mainly due to increased demand for the Company’s products.

Our Industrial Services segment revenues for the three months ended December 31, 2025, increased by $2,324,956 or 28%, to $10,611,156 from $8,286,200, for the three months ended December 31, 2024. This increase is mainly due to increased demand for the segment’s services.

There was unallocated revenue under the Corporate segment of $10,627 for the three months ended December 31, 2025. This revenue is related to the Company’s investment in digital assets.

Gross Profit

Gross Profit for the three months ended December 31, 2025, was $5,621,866 or 35% of revenues as compared to gross profit of $5,701,936 or 41% of revenues for the three months ended December 31, 2024.

Gross profit in our Security segment was $2,160,678 or 39% of the segment’s revenues for the three months ended December 31, 2025, as compared to gross profit of $2,839,759 or 52% of the segment’s revenues for the period ended December 31, 2024. Gross profit in our security segment have been impacted by tariffs.

Gross profit in our Industrial Services segment was $3,450,471 or 33% of the segment’s revenues for the three months ended December 31, 2025, as compared to gross profit of $2,862,177 or 35% of the segment’s revenues for the period ended December 31, 2024. Gross profit as a percentage of revenues decreased due to lower margins on projects in the three months ended December 31, 2025, compared to the three months ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2025, increased $833,302 or 12% to $7,926,591 from $7,093,289 for the three months ended December 31, 2024. The increase in general and administrative expenses is mainly related to a one-time write off of obsolete demonstration equipment of $441,624, increased legal expenses related to the preliminary work on acquisitions, depreciation on recently acquired fixed assets, and travel related to trade show attendance.

Research and Development Expenses

Research and Development expenses for the three months ended December 31, 2025, were $501,435 compared to $890,083 for the three months ended December 31, 2024, a decrease of $388,648 or 44%. Research and Development expenses are related to the Security Segment’s development of next generation solutions associated with security and surveillance systems software.

Other Income/Expense

Other expense for the three months ended December 31, 2025, was $17,515,652, as compared to expense of $26,265,257 for the three months ended December 31, 2024. Other expense for the three months ended December 31, 2025, was mainly driven by interest expense of $12,123,695 of which $11,798,283 represents the discount on shares issued to settle debt. Other expense for the three months ended December 31, 2024, was mainly driven by a loss on excess fair value of the warrants at exercise of $15,796,105.

Provision for Income Taxes

During the three months ended December 31, 2025, and 2024, the Company had income tax expense from continuing operations of $266,326 and $120,538, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the three months ended December 31, 2025, and 2024, was (1.31%) and (0.42%) respectively.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $24,748,544 at December 31, 2025, compared to working capital of $5,184,339 at September 30, 2025. This includes cash and cash equivalents and restricted cash of $21,782,533 at December 31, 2025, and $6,347,041 at September 30, 2025. The increase in working capital was primarily due to cash raised in the equity offerings and Series B Warrant exercises and the payment of the Company’s debt through equity.

Cash used by operating activities for the three months ended December 31, 2025, was $891,914 and $1,201,817 for the three months ended December 31, 2024. Our operating cash flow was mainly the result of our net loss, less the non-cash adjustments, combined with operating changes in inventory, contract assets, and accrued expenses.

Trade receivables decreased by $3,431,109 or 26% to $9,702,315 at December 31, 2025, from $13,133,424 at September 30, 2025. The decrease in trade receivables is attributable to a decrease in sales as compared to the fourth quarter of fiscal year2025.

Cash used by investing activities for the three months ended December 31, 2025, was $253,061 compared to $1,008,899 for the three months ended December 31, 2024. Investing activities for the three months ended December 31, 2025, were driven by the Company’s purchase of property and equipment and investment in marketable securities. Investing activities for the three months ended December 31, 2024, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR.

Cash provided by financing activities for the three months ended December 31, 2025, was $17,305,299 compared to $2,387,449 for the three months ended December 31, 2024. Financing activities for the three months ended December 31, 2025, were primarily driven by the proceeds from equity offerings, proceeds of a note payable, and proceeds from the exercise of the Company’s Series B Warrants. Financing activities for the three months ended December 31, 2024, were primarily driven by the proceeds from the Company’s revolving line of credit, notes payable, and proceeds from the exercise of the Company’s Series B Warrants.

The Company’s working capital may not be sufficient to cover operating costs which indicates substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $21,782,533 in cash and cash equivalents and restricted cash as of December 31, 2025. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of December 31, 2025, has available capacity of approximately $420,000, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products, (iii) raised $5,657,264 through the exercise of our Series B warrants during the quarter ended December 31, 2025 (iv) raised $6,000,000 in gross proceeds in equity offering during the quarter ended December 31, 2025, and an additional $4,000,000 in gross proceeds subsequent to December 31, 2025.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on their evaluation, our management has concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended September 30, 2025, filed with the SEC on December 29, 2025 and amended on January 16, 2026. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or Quarterly Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and Quarterly Reports, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Preferred Stock

During the three months ended December 31, 2025, 135,592 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

Common Stock

During the three months ended December 31, 2025, 3,000,296 shares of the Company’s common stock have been issued to satisfy $7,756,167 of notes payable, $87,833 in accrued interest, and $11,798,283 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Amendment to Certificate of Incorporation	Form 8-K	9/30/2024
3.9	Amendment to Certificate of Incorporation	Form 8-K	11/21/2024
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/24/2025
3.11	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.12	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.13	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.14	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.15	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.16	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.17	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.18	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.19	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Amendment to Loan Documents Between Advanced Industrial Services, Inc. and Fulton Bank, N.A.	Form 10-Q	5/11/2023
10.2	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.3	Asset Purchase agreement between Cemtrex, Inc. and Saagar Govil, dated November 22, 2022	Form 8-K	11/29/2022
10.4	Simple Agreement for Future Equity (SAFE) between Cemtrex, Inc. and Saagar Govil, dated November 18, 2022	Form 8-K	11/29/2022
10.5	2020 Equity Compensation Plan	Form S-8	8/17/2020
10.6	Asset Purchase Agreement, dated as of June 7, 2023	Form 8-K	12/6/2023
10.7	Form of Lock-Up Agreement	Form S-1/A	4/30/2024
10.8	Note Purchase Agreement between Cemtrex Inc. and Streeterville Capital, LLC, dated September 30, 2021	Form S-1/A	4/30/2024
10.9	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated September 14, 2022	Form S-1/A	4/30/2024
10.10	Amendment to Promissory Note between Cemtrex Inc. and Streeterville Capital, LLC, dated August 30, 2023	Form S-1/A	4/30/2024
10.11	Form of Underwriting Agreement	Form 8-K	5/3/2024
10.12	Standstill Agreement, dated April 30, 2024	Form 8-K	5/1/2024
10.13	Underwriting Agreement, dated May 28, 2025 with Aegis Capital Corp.	Form 8-K	5/29/2025
10.14	Share Purchase Agreement between Cemtrex, Inc, Karl F. Kiefer, and Invocon, Inc.	Form 8-K	11/19/2025
10.15	Securities Purchase Agreement, dated December 11, 2025	Form 8-K	12/11/2025
10.16	Securities Purchase Agreement, dated December 23, 2025	Form 8-K	12/23/2025
10.17	Securities Purchase Agreement, dated January 9, 2026	Form 8-K	1/9/2026
21.1	Subsidiaries of the Registrant	Form 10-K	12/29/2025
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
97.1	Clawback Policy	Form 10-K/A	1/16/2026
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/4/2022
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: February 17, 2026	By:	/s/Saagar Govil
Saagar Govil
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

Dated: February 17, 2026	/s/Paul J. Wyckoff
Paul J. Wyckoff
Chief Financial Officer
and Principal Financial Officer

