Form 10-Q
period 2026-03-31
CEMTREX INC
filed 2026-05-15
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 13, 2026, the issuer had 11,121,834 shares of common stock issued and outstanding.

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	September 30,
Assets	2026	2025
Current assets
Cash and cash equivalents	$6,567,030	$4,974,303
Restricted cash	1,343,088	1,372,738
Marketable securities	5,030,448	-
Trade receivables, net	13,325,559	13,133,424
Trade receivables, net - related party	548,554	405,493
Inventory, net	6,740,579	6,584,944
Contract assets, net	2,208,569	980,164
Prepaid expenses and other current assets	2,167,209	1,556,432
Total current assets	37,931,036	29,007,498

Property and equipment, net	16,540,949	9,651,996
Right-of-use operating lease assets	2,833,949	2,003,967
Right-of-use finance lease assets	66,518	-
Royalties receivable, net - related party	-	190,475
Digital assets	1,085,163	1,158,238
Intangible assets, net of amortization	2,981,750	-
Goodwill	7,686,141	3,708,347
Other	1,610,868	2,067,755
Total Assets	$70,736,374	$47,788,276

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,566,512	$4,492,859
Sales tax payable	50,887	76,008
Revolving line of credit	2,035,697	3,176,096
Current maturities of long-term liabilities	8,770,319	8,925,497
Operating lease liabilities - short-term	1,249,135	918,391
Finance lease liabilities - short-term	331,818	-
Deposits from customers	548,745	158,344
Accrued expenses	2,555,108	2,223,521
Accrued payable on inventory in transit	174,076	652,179
Contract liabilities	2,348,384	1,655,055
Deferred revenue	1,019,351	1,383,036
Accrued income taxes	574,433	162,173
Total current liabilities	24,224,465	23,823,159
Long-term liabilities
Long-term debt	8,756,025	4,586,779
Long-term operating lease liabilities	1,641,599	1,153,221
Other long-term liabilities	290,000	289,483
Deferred revenue - long-term	371,551	482,978
Warrant liabilities	743,499	8,735,197
Total long-term liabilities	11,802,674	15,247,658
Total liabilities	36,027,139	39,070,817

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock , $0.001 par value, 10,000,000 shares authorized, Series 1, 4,000,000 shares authorized, 2,840,919 shares issued and 2,776,819 shares outstanding as of March 31, 2026 and 2,705,327 shares issued and 2,641,227 shares outstanding as of September 30, 2025 (liquidation value of $10 per share)	2,841	2,705
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2026 and September 30, 2025	50	50
Common stock, $0.001 par value, 70,000,000 shares authorized, 10,078,089 shares issued and outstanding at March 31, 2026 and 830,606 shares issued and outstanding at September 30, 2025	10,078	831
Additional paid-in capital	151,331,793	105,668,565
Accumulated deficit	(119,046,840)	(99,397,741)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at March 31, 2026, and September 30, 2025	(148,291)	(148,291)
Accumulated other comprehensive income	2,559,604	2,591,340
Total stockholders’ equity	34,709,235	8,717,459

Total liabilities and stockholders’ equity	$70,736,374	$47,788,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Revenues	$18,061,367	$27,250,269	$34,194,678	$40,990,168
Cost of revenues	11,214,163	15,084,814	21,725,608	23,122,777
Gross profit	6,847,204	12,165,455	12,469,070	17,867,391
Operating expenses
General and administrative	8,472,383	6,770,742	16,398,974	13,864,031
Research and development	546,858	777,889	1,048,293	1,667,972
Total operating expenses	9,019,241	7,548,631	17,447,267	15,532,003
Operating (loss)/income	(2,172,037)	4,616,824	(4,978,197)	2,335,388
Other income/(expense)
Other income/(expense), net	6,047	(150,165)	41,302	(115,192)
Interest expense	(562,383)	(452,998)	(12,686,078)	(936,911)
Changes in fair value of digital assets	(628,581)	-	(1,098,441)	-
Bargain purchase gain	2,068,047	-	2,068,047	-
Gain/(loss) on exercise of warrant liabilities	16,224	-	(4,658,582)	(15,796,105)
Changes in fair value of warrant liability	2,568,357	4,707,374	2,285,811	(5,312,838)
Total other income/(expense), net	3,467,711	4,104,211	(14,047,941)	(22,161,046)
Net income/(loss) before income taxes	1,295,674	8,721,035	(19,026,138)	(19,825,658)
Income tax expense	73,859	110,525	340,185	231,063
Income/(loss) from continuing operations	1,221,815	8,610,510	(19,366,323)	(20,056,721)
(Loss)/income from discontinued operations, net of tax	(314,767)	26,969	(282,776)	(240,319)
Net income/(loss)	907,048	8,637,479	(19,649,099)	(20,297,040)
Less net income in noncontrolling interest	-	-	-	(180,152)
Net income/(loss) attributable to Cemtrex, Inc. stockholders	$907,048	$8,637,479	$(19,649,099)	$(20,116,888)
Income/(loss) per share - Basic
Continuing Operations	$0.12	$72.19	$(3.11)	$(215.24)
Discontinued Operations	$(0.03)	$0.23	$(0.05)	$(2.60)
Income/(loss) per share - Diluted
Continuing Operations	$0.11	$19.51	$(2.97)	$(48.11)
Discontinued Operations	$(0.03)	$0.06	$(0.04)	$(0.58)
Weighted Average Number of Shares-Basic	9,946,752	118,972	6,247,421	92,450
Weighted Average Number of Shares-Diluted	10,237,983	440,146	6,538,652	413,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Other comprehensive loss
Net income/(loss)	$907,048	$8,637,479	$(19,649,099)	$(20,297,040)
Foreign currency translation gain/(loss)	687,749	(423,482)	(31,736)	(554,921)
Comprehensive income/(loss)	1,594,797	8,213,997	(19,680,835)	(20,851,961)
Less net loss in noncontrolling interest	-	-	-	(180,152)
Comprehensive income/(loss) attributable to Cemtrex, Inc. stockholders	$1,594,797	$8,213,997	$(19,680,835)	$(20,671,809)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series C Par Value $0.001		Common Stock Par Value $0.001		Additional		Treasury Stock, 64,100 shares of Series 1	Accumulated other	Cemtrex
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Preferred Stock	Comprehensive Income	Stockholders’ Equity
Balance at September 30, 2025	2,705,327	$2,705	50,000	$50	830,606	$831	$105,668,565	$(99,397,741)	$(148,291)	$2,591,340	$8,717,459
Foreign currency translation loss										(719,485)	(719,485)
Dividends paid in Series 1 preferred shares	135,592	136					(136)				-
Shares issued to pay debt					3,000,296	3,001	19,639,282				19,642,283
Exercise of Series A warrants					29,943	30	211,068				211,098
Exercise of Series B warrants					2,316,480	2,317	15,802,537				15,804,854
Shares issued in offering					2,355,556	2,356	5,988,171				5,990,527
Issuance of roundup shares					67,671	66	(66)				-
Net loss								(20,556,147)			(20,556,147)
Balance at December 31, 2025	2,840,919	$2,841	50,000	$50	8,600,552	$8,601	$147,309,421	$(119,953,888)	$(148,291)	$1,871,855	$29,090,589
Foreign currency translation gain										687,749	687,749
Exercise of Series B warrants					8,030	8	23,841				23,849
Shares issued in offering					1,469,507	1,469	3,998,531				4,000,000
Net income								907,048			907,048
Balance at March 31, 2026	2,840,919	$2,841	50,000	$50	10,078,089	$10,078	$151,331,793	$(119,046,840)	$(148,291)	$2,559,604	$34,709,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

	Preferred Stock Series 1 Par Value $0.001		Preferred Stock Series C Par Value $0.001		Common Stock Par Value $0.001		Additional		Treasury Stock, 64,100 shares of	Accumulated other	Cemtrex	Non-
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Series 1 Preferred Stock	Comprehensive Income	Stockholders’ Equity	controlling interest
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	946	$1	$73,262,549	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165
Foreign currency translation loss										(131,439)	(131,439)
Share-based compensation							4,087				4,087
Dividends paid in Series 1 preferred shares	123,167	123					(123)				-
Exercise of Series A warrants					88,492	89	21,515,688				21,515,777
Exercise of Series B warrants					22,244	22	1,095,709				1,095,731
Issuance of roundup shares					7,299	7	(7)				-
Loss attributable to noncontrolling interest											-	(180,152)
Net loss								(28,754,367)			(28,754,367)
Balance at December 31, 2024	2,579,994	$2,580	50,000	$50	118,981	$119	$95,877,903	$(100,109,753)	$(148,291)	$2,817,858	$(1,559,534)	$70,013
Foreign currency translation loss										(423,482)	(423,482)
Share-based compensation							3,096				3,096
Rounding shares					1						-
Elimination of non-controlling interest								70,013			70,013	(70,013)
Net income								8,637,479			8,637,479
Balance at March 31, 2025	2,579,994	2,580	50,000	50	118,982	119	95,880,999	(91,402,261)	(148,291)	2,394,376	6,727,572	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended March 31,
Cash Flows from Operating Activities	2026	2025

Net loss	(19,649,099)	(20,297,040)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,015,907	648,025
(Gain)/loss on disposal of property and equipment	(1,007)	19,668
Noncash lease expense	580,751	461,490
Interest on finance leases	496	-
Loss on marketable securities	69,552	-
Credit loss (recovery)/expense	(2,409)	10,572
Loss on write-off of related party receivables	215,779	-
Contract modification - related party	-	280,545
Share-based compensation	-	7,183
Bargain purchase gain	(2,068,047)	-
Write-off of demonstration equipment	441,624	-
Interest expense paid in equity shares	11,798,283	-
Accrued interest on notes payable	341,982	530,404
Non-cash royalty income	(243,525)	(71,464)
Amortization of original issue discounts on notes payable	221,875	16,667
Loan origination costs	25,000	5,000
Receipt of SOL from staking	(31,683)	-
Non-cash transaction fees	6,884	-
Unrealized loss on digital assets	1,098,441	-
Loss on exercise of warrant liabilities	4,658,582	15,796,105
Changes in fair value of warrant liability	(2,285,811)	5,312,838

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	1,014,607	(1,536,888)
Trade receivables - related party	35,160	66,057
Inventory	142,207	851,764
Contract assets	(566,550)	(171,413)
Prepaid expenses and other current assets	(492,520)	(569,401)
Other assets	15,263	173,497
Accounts payable	(696,851)	(518,330)
Sales tax payable	(25,121)	(69,054)
Operating lease liabilities	(582,108)	(464,886)
Deposits from customers	140,401	(225,560)
Accrued expenses	(586,966)	972,123
Contract liabilities	160,792	670,221
Deferred revenue	(475,112)	(266,217)
Income taxes payable	412,260	(38,617)
Other liabilities	517	7,243
Net cash (used in)/provided by operating activities	(5,310,446)	1,600,532

Cash Flows from Investing Activities
Purchase of property and equipment	(336,782)	(1,359,963)
Proceeds from sale of property and equipment	19,592	13,511
Royalties on related party revenues	40,000	10,000
Purchase of marketable securities	(5,100,000)	-
Acquisitions, net of cash acquired	(7,594,695)	-
Investment in digital assets	(1,000,567)	-
Investment in MasterpieceVR	-	(100,000)
Net cash used by investing activities	(13,972,452)	(1,436,452)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	10,511,864	18,925,223
Payments on revolving line of credit	(12,048,307)	(19,182,809)
Payments on debt	(250,767)	(240,510)
Finance lease liabilities	(6,897)
Payments on Paycheck Protection Program Loans	-	(20,247)
Proceeds from notes payable	7,000,000	500,000
Proceeds from warrant exercises	5,675,332	1,050,597
Proceeds from offerings	10,000,000	-
Expenses on offerings	(9,473)	-
Net cash provided by financing activities	20,871,752	1,032,254

Effect of currency translation	(25,777)	(550,693)
Net increase in cash, cash equivalents, and restricted cash	1,588,854	1,196,334
Cash, cash equivalents, and restricted cash at beginning of period	6,347,041	5,420,392
Cash, cash equivalents, and restricted cash at end of period	$7,910,118	$6,066,033

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash	March 31, 2026	March 31, 2025
Cash and cash equivalents	$6,567,030	$4,538,405
Restricted cash	1,343,088	1,527,628
Total cash, cash equivalents, and restricted cash	$7,910,118	$6,066,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended
	March 31,
Supplemental Disclosure of Cash Flow Information:	2026	2025
Cash paid during the period for interest	$323,938	$389,840
Cash paid during the period for income taxes, net of refunds	$107,621	$269,680

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay notes payable	$19,642,283	$-
Noncash dividends	$136	$123
Financing of Building Purchase	$3,920,000	$-
Financing of Acquisitions	$600,000	$-
Noncash recognition of new leases	$750,580	$204,726
Series A Warrant Exercises	$211,098	$21,515,777
Series B Warrant Exercises	$15,828,703	$-

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

The Company’s reporting segments consist of Security, Industrial Services, and Aerospace and Defense. Additionally, the Company’s operational structure also reports unallocated corporate expenses.

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

Industrial Services

Cemtrex’s Industrial Services segment operates under the brand, Advanced Industrial Services (“AIS”), which offers single-source expertise and services for rigging, millwrighting, in plant maintenance, equipment erection, relocation, and disassembly to diversified customers. AIS installs high precision equipment in a wide variety of industrial markets like automotive, printing & graphics, industrial automation, packaging, and chemicals, among others. AIS is a leading provider of reliability-driven maintenance and contracting solutions for machinery, packaging, printing, chemical, and other manufacturing markets. We help customers seeking to achieve greater plant and asset utilization and efficiency by cutting costs and increasing production from existing assets, including small projects to major capital investments, turnarounds, maintenance, specialty welding services, and high-quality scaffolding and platforms.

Aerospace and Defense

Cemtrex’s Aerospace and Defense segment operates under the brand Invocon, Inc., which offers designing, manufacturing, and supporting advanced instrumentation, wireless sensing, and telemetry systems deployed across satellites, launch vehicles, target missiles, and space-based platforms. Its technologies support numerous government and prime contractor programs, including multiple Space Shuttle and International Space Station systems, and the company maintains long-standing relationships across the Missile Defense Agency and leading aerospace and defense primes.

Common Stock Reverse Stock Split

On October 2, 2024, November 26, 2024, and September 29, 2025, the Company completed 60:1, 35:1, and 15:1 respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

Acquisitions

The Company accounts for business combinations are using the acquisition method. The consideration transferred is measured at fair value, which is calculated as the sum of the acquisition-date fair values of the assets transferred, liabilities incurred, and equity interests issued. Acquisition-related costs are expensed as incurred. Identifiable assets acquired and liabilities assumed are measured at their acquisition-date fair values.

On January 8, 2026, the Company completed the acquisition of Invocon, Inc. (“Invocon”). As a result of the transaction, Invocon became a wholly owned subsidiary of the Company. The purchase price of $7,060,000 was paid in cash at closing. Invocon will be the launch of the Company’s Aerospace and Defense segment with reporting results beginning in the second quarter of fiscal year 2026. This acquisition is part of the Company’s strategy to grow through strategic acquisitions in stable market sectors.

The purchase price allocation presented below is still preliminary but has been developed based on an estimate of fair values of Invocon’s identifiable tangible and intangible assets acquired and liabilities assumed as of January 8, 2026. The final allocation of the purchase price will be determined within one year from the closing date of the Invocon acquisition.

The acquisition of Invocon was accounted for as a business combination under ASC 805 using the acquisition method of accounting. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the Invocon acquisition date.

The Company determined that developed technology was the primary intangible acquired. Under ASC 820-10-55-3A, fair value should reflect market participant assumptions and the asset’s ability to generate cash flows, supporting an income approach and also states the Multi-Period Excess Earnings Method (“MPEEM”) is typically applied when the subject intangible asset is the primary driver of earnings. Because the developed technology is the primary driver of earnings, the MPEEM appropriately isolates its economic contribution after deducting contributory asset charges. Significant assumptions utilized included projected cash flows, royalty rates, risk free rate commensurate with the period to determine the value of developed software and tradenames.

The consideration transferred and preliminary allocation of Invocon’s tangible and intangible assets and liabilities, are as follows:

Preliminary
Consideration Transferred:
Cash	$7,060,000
Less cash acquired	(389,193)
Total consideration transferred	$6,670,807

Purchase Price Allocation:
Accounts receivable	98,981
Prepaid expenses	71,661
Contract assets	127,465
Property and equipment	779
Right-of-use assets	650,650
Intangible assets	3,130,000
Accounts payable	(158,056)
Accrued expenses	(338,531)
Contract liabilities	(239,286)
Lease liabilities	(650,650)
Goodwill	3,977,794
Total consideration transferred	$6,670,807

The pro forma summary below presents the results of operations as if the Invocon acquisition occurred on October 1, 2024. Proforma adjustments for the three and six months ended March 31, 2026, includes $(2,214), and $393,750 respectively, of interest expense from the Company’s $7,025,000 note payable used to fund the transaction, income tax benefit of $2,663, and $148,251 of amortization on recognized intangible assets for the three months ended March 31, 2026, and six months ended March 31, 2026. Proforma adjustments for the three and six months ended March 31, 2025, includes $165,475, and $(393,750), respectively, of interest expense from the Company’s $7,025,000 note payable used to fund the transaction, $25,000 of legal fees related to the acquisition, $148,251 of amortization on recognized intangible assets and income tax expense of $727 for the three months ended March 31, 2025, $321,502 of amortization on recognized intangible assets and $171,604 of income tax expense for the six months ended March 31, 2025. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this proforma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Cemtrex’s future consolidated results of operations.

	Unaudited	Unaudited	Unaudited	Unaudited
	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Revenues	$18,865,872	$28,309,447	$34,999,183	$42,943,216
Net income/(loss)	$408,543	$8,226,096	$(20,543,568)	$(21,150,249)

On February 5, 2026, the Company, through its subsidiary AIS, acquired substantially all the assets of Richland Industries LLC (“Richland”), an industrial services and fabrication company located in Tennessee. In connection with the transaction, AIS established a new subsidiary, AIS Tennessee, Inc (“AIS – TN”), as part of the Company’s Industrial Services Segment. The acquisition was made to bring in vital services that AIS had previously outsourced. The purchase price of $600,000 was paid via a note payable issued by Fulton Bank. This note carries interest of 6.09% and matures on February 1, 2031. In addition, the Company purchased Richland’s primary facility for $4,900,000 via a $3,920,000 mortgage issued by Fulton Bank and the balance including taxes, closing costs, and fees in cash. This mortgage has carries interest of SOFR plus 2.75% and matures on February 1, 2041.

The acquisition of Richland was accounted for as a business combination under ASC 805 using the acquisition method of accounting. The assets and liabilities acquired, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the Richland acquisition date.

The purchase price allocation presented below is still preliminary but has been developed based on an estimate of fair values of Richland identifiable tangible and intangible assets acquired and liabilities assumed as of February 5, 2026. The final allocation of the purchase price will be determined within one year from the closing date of the Richland acquisition.

The consideration transferred and preliminary allocation of AIS - TN tangible and intangible assets and liabilities, are as follows:

Preliminary
Consideration Transferred:
Cash	$1,176,593
Note payable to finance acquisition	4,520,000
Less cash acquired	(252,705)
Total consideration transferred	$5,443,888

Purchase Price Allocation:
Accounts receivable	1,105,352
Prepaid expenses	46,596
Inventory	308,247
Contract assets	534,390
Property and equipment	7,443,593
Right-of-use assets	76,021
Other assets	4,188
Accounts payable	(606,439)
Letter of credit	(396,022)
Accrued expenses	(122,522)
Contract liabilities	(293,251)
Lease liabilities	(338,218)
Long-term debt	(250,000)
Bargain purchase gain	(2,068,047)
Total consideration transferred	$5,443,888

The pro forma summary below presents the results of operations as if the Richland acquisition occurred on October 1, 2024. Proforma adjustments for the three and six months ended March 31, 2026, includes $10,008, and $13,976, respectively, of interest expense from the Company’s 600,000 note payable used to fund the transaction, and income tax benefit of $22,537 for the three months ended March 31, 2026, and $114,432 of income tax benefit for the six months ended March 31, 2026. Proforma adjustments for the three and six months ended March 31, 2025, includes $9,347, and $18,564, respectively, of interest expense from the Company’s 600,000 note payable used to fund the transaction, and income tax benefit of $37,364 for the three months ended March 31, 2025, and $63,230 of income tax expense for the six months ended March 31, 2025. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this proforma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Cemtrex’s future consolidated results of operations.

	Unaudited	Unaudited	Unaudited	Unaudited
	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Revenues	$18,511,558	$30,403,614	$37,031,105	$47,451,363
Net(loss)/income	$380,868	$8,316,781	$(20,517,585)	$(21,716,395)

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

The Company has incurred substantial net losses attributable to Cemtrex, Inc. stockholders of $28,112,368 and $7,229,491 for fiscal years 2025 and 2024, respectively and a net losses attributable to Cemtrex, Inc. stockholders of $19,649,099 for the six months ended March 31, 2026, and has debt obligations over the next fiscal year of $10,806,016 that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While the Company’s losses and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. These transactions add additional significant non-operational expenses which are non-cash in nature. The Company has $7,910,118 in cash and cash equivalents and restricted cash as of March 31, 2026. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of March 31, 2026, has available capacity of approximately $1,100,000, (ii) continually reevaluate our pricing model on the Company’s Vicon brand to improve margins on those products, (iii) raised $5,675,332 through the exercise of our Series B warrants during the six months ended March 31, 2026 (iv) raised $10,000,000 in gross proceeds in equity offering during the six months ended March 31, 2026 (v) Invested approximately $5,000,000 of the Company’s surplus cash in various marketable securities to generate income on those investments. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans, if successful, would be sufficient to meet the capital demands of the Company’s current operations for at least the next twelve months, there is no guarantee that the Company will succeed.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard on October 1, 2025. The Company does not believe that this will have a material effect on the unaudited condensed consolidated financial statements.

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

In April 2026, the FASB issued Accounting Standards Update No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this Update clarify that PIK dividends on equity-classified preferred stock should be initially measured at the amount specified in the agreement, generally calculated by multiplying the PIK dividend rate by the liquidation value of the preferred stock outstanding. The standard is effective for the Company for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact the adoption of ASU 2026-01 may have on the Company’s unaudited consolidated financial statements.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Correction of an Immaterial Error in Previously Issued Financial Statements

Subsequent to the issuance of our financial statements for the quarter ended March 31, 2026, an immaterial error was identified and has been corrected in our historical information related to the net income/(loss) in noncontrolling interest. On February 24, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation for Vicon Industries Inc. This amendment effected a reverse stock split which exchanged 98,521 for 6 shares of common stock and reduces the number of authorized common shares from 75,000,000 to 15,000.

The effects of the correction to the individual effected line items in our Consolidated Statement of Operations are as follows:

	For the three months ended March 31, 2025
	As previously reported	Corrections	As corrected

Less net income/(loss) in noncontrolling interest	254,537	(254,537)	-
Net income/(loss) attributable to Cemtrex, Inc. stockholders	$8,382,942	$254,537	$8,637,479

	For the six months ended March 31, 2025
	As previously reported	Corrections	As corrected

Less net income/(loss) in noncontrolling interest	74,385	(254,537)	(180,152)
Net income/(loss) attributable to Cemtrex, Inc. stockholders	$(20,371,425)	$254,537	$(20,116,888)

NOTE 3 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three and six months ended March 31, 2026, and 2025:

	For the three months ended		For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Over time	71%	40%	71%	49%
Point-in-time	29%	60%	29%	51%

NOTE 4 – INCOME/(LOSS) PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options, and warrants. For the three and six months ended March 31, 2026, and 2025, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Options	7	7	7	7
Warrants	1,068,339	3,318,556	1,068,339	3,318,556

For the three and six months ended March 31, 2026, and 2025, loss per share basic and diluted for continuing operations are calculated as follows:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income/(loss)	$907,048	$8,637,479	$(19,649,099)	$(20,297,040)
Less(loss)/income from discontinued operations, net of tax	(314,767)	26,969	(282,776)	(240,319)
Less net loss in noncontrolling interest	-	-	-	(180,152)
Preferred stock dividends	46,918	21,949	46,918	21,949
Net income/(loss) applicable to common shareholders	1,174,983	8,588,561	(19,413,241)	(19,898,158)
Weighted Average Number of Shares-Basic	9,946,752	118,972	6,247,421	92,450
Weighted Average Number of Shares-Diluted	10,237,983	440,146	6,538,652	413,624
Loss per share - Basic - Continuing Operations	$0.12	$72.19	$(3.11)	$(215.24)
Loss per share - Diluted - Continuing Operations	$0.11	$19.51	$(2.97)	$(48.11)
Loss per share - Basic - Discontinued Operations	$(0.03)	$0.23	$(0.05)	$(2.60)
Loss per share - Diluted - Discontinued Operations	$(0.03)	$0.06	$(0.04)	$(0.58)

In accordance with ASC 260-45-13, the common shares underlying the Series A Warrants under the alternative cashless exercise have been included in the calculation of the weighted average shares.

NOTE 5 – SEGMENT INFORMATION

The Company reports and evaluates financial information for three reportable segments: the Security segment, Industrial Services segment, and the Aerospace and Defense segment. The Chief Operating Decision Maker (“CODM”) for all segments is Saagar Govil, the CEO of the Company.

Unallocated corporate expenses mainly relate to payroll and benefits for corporate officers, investor relation expenses, accounting expenses related to audit and taxes, legal expenses related to corporate matters, interest expense on notes payable, and Series A and B Warrants transaction losses.

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Three months ended March 31, 2026
	Reportable Segments
	Security	Industrial Services	Aerospace and Defense	Corporate	Consolidated
External revenues	$5,776,557	$11,038,046	$1,232,592	$14,172	$18,061,367
Cost of revenues	3,245,863	7,256,523	711,777	-	11,214,163
Gross profit	$2,530,694	$3,781,523	$520,815	$14,172	$6,847,204
Operating expenses
General and administrative	3,305,771	2,773,590	762,072	1,115,105	7,956,538
Depreciation and amortization	65,525	302,070	148,250	-	515,845
Research and development	521,579	-	25,279	-	546,858
Operating (loss)/income	$(1,362,181)	$705,863	$(414,786)	$(1,100,933)	$(2,172,037)

Other income/(expense), net	$(51,468)	1,967,994	$-	$1,551,185	$3,467,711

	Three months ended March 31, 2025
	Reportable Segments
	Security	Industrial Services	Aerospace and Defense	Corporate	Consolidated
External revenues	$16,981,152	$10,269,117	$-	$-	$27,250,269
Cost of revenues	8,177,296	6,907,518	-	-	15,084,814
Gross profit	$8,803,856	$3,361,599	$-	$-	$12,165,455
Operating expenses
General and administrative	3,655,756	2,229,023	-	575,661	6,460,440
Depreciation and amortization	85,433	224,869	-	-	310,302
Research and development	777,889	-	-	-	777,889
Operating income/(loss)	$4,284,778	$907,707	$-	$(575,661)	$4,616,824

Other (expense)/income, net	$(493,731)	(110,145)	$-	$4,708,087	$4,104,211

	Six months ended March 31, 2026
	Reportable Segments
	Security	Industrial Services	Aerospace and Defense	Corporate	Consolidated
External revenues	$11,288,085	$21,649,202	$1,232,592	$24,799	$34,194,678
Cost of revenues	6,596,623	14,417,208	711,777	-	21,725,608
Gross profit	$4,691,462	$7,231,994	$520,815	$24,799	$12,469,070
Operating expenses
General and administrative	7,909,694	4,563,329	762,072	2,324,733	15,559,828
Depreciation and amortization	145,561	545,335	148,250	-	839,146
Research and development	1,023,014	-	25,279	-	1,048,293
Operating (loss)/income	$(4,386,807)	$2,123,330	$(414,786)	$(2,299,934)	$(4,978,197)

Other (expense)/income, net	$(115,642)	$1,918,577	$-	$(15,850,876)	$(14,047,941)

	Six months ended March 31, 2025
	Reportable Segments
	Security	Industrial Services	Aerospace and Defense	Corporate	Consolidated
External revenues	$22,434,851	$18,555,317	$-	$-	$40,990,168
Cost of revenues	10,791,236	12,331,541	-	-	23,122,777
Gross profit	$11,643,615	$6,223,776	$-	$-	$17,867,391
Operating expenses
General and administrative	7,415,054	3,990,426	-	1,810,526	13,216,006
Depreciation and amortization	171,456	476,569	-	-	648,025
Research and development	1,667,972	-	-	-	1,667,972
Operating income/(loss)	$2,389,133	$1,756,781	$-	$(1,810,526)	$2,335,388

Other (expense)/income, net	$(886,648)	$(188,371)	$-	$(21,086,027)	$(22,161,046)

The following table summarizes the Company’s identifiable assets by segment as of March 31, 2026, and September 30, 2025.

	March 31, 2026	September 30, 2025

Identifiable Assets
Security	$14,568,187	$17,334,365
Industrial Services	34,001,213	25,865,577
Aerospace and Defense	8,466,640	-
Corporate	13,700,334	4,588,334
Total Assets	$70,736,374	$47,788,276

NOTE 6 – RESTRICTED CASH

A subsidiary of the Company participates in a consortium in order to self-insure group care coverage for its employees. The plan is administrated by Benecon Group, and the Company makes monthly deposits in a trust account to cover medical claims and any administrative costs associated with the plan. Additionally, there was restricted cash in escrow per the purchase agreement with Heisey Mechanical Ltd. Additionally, there are funds in escrow related to bond requirements on certain public projects and deposit guarantees.

The Company’s restricted cash as of March 31, 2026, and September 30, 2025, are summarized below.

	March 31, 2026	September 30, 2025

Benecon group	$972,865	$839,215
Heisey escrow	-	100,000
Bond escrow	304,145	366,319
Deposit guarantees	66,078	67,204
	$1,343,088	$1,372,738

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

The Company’s fair value liabilities at March 31, 2026, and September 30, 2025, are as follows.

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2026
Assets
Digital assets - SOL	$1,085,163	$-	$-	$1,085,163
Marketable Securities	$5,030,448	$-	$-	$5,030,448
Liabilities
Warrant liabilities	$196,823	$546,676	$-	$743,499

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2025

Assets
Digital assets - SOL	$1,158,238	$-	$-	$1,158,238
Liabilities
Warrant liabilities	$833,854	$7,901,343	$-	$8,735,197

Digital Assets – SOL

On July 29, 2025, and January 7, 2026, the Company invested $998,642, and 1,000,567, respectively, in Solana (SOL) and staked our holdings. SOL is a fungible crypto asset that meets the criteria for an intangible asset, resides on a distributed ledger, is secured by cryptography, and does not grant enforceable rights to underlying goods or services to its holder. The digital assets were measured at fair value after acquisition, with changes reported in net income. Staking earnings are recorded as revenue.

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

The Company’s digital assets as of March 31, 2026, and September 30, 2025, are as follows.

	March 31, 2026	September 30, 2025
Units - SOL	13,058	5,549
Cost Per Unit	$155.74	$181.70
Cost Basis	$2,033,595	$1,008,229
Fair Value	$1,085,163	$1,158,238

The following table is a summary of our digital assets as of March 31, 2026.

Fair Value, September 30, 2025	$1,158,238
Cash purchase	1,000,567
Receipt of SOL from staking	31,683
Non-cash transaction fees	(6,884)
Unrealized loss	(1,098,441)
Fair Value, March 31, 2026	$1,085,163

Marketable Securities

Marketable securities utilizing Level 1 inputs include active exchange-traded equity securities and equity index funds, as these securities all have quoted prices in active markets. These marketable securities are trading securities and are recorded at fair value. Unrealized gains and losses are reported under the caption other income/(expense), net on the Company’s Condensed Consolidated Statements of Operations.

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

At March 31, 2026, and September 30, 2025, the following inputs were used in the Black-Scholes model.

	March 31, 2026	September 30, 2025
Expected term	3.09 Years	3.59 Years
Risk-free interest rate	3.81%	3.61%
Expected volatility	185.85%	178.98%
Expected dividend yield	0.00%	0.00%
Exercise Price	$2.25	$5.30

The following table summarizes information on warrant liabilities as of March 31, 2026.

	Series A Warrants	Series B Warrants	Total
Warrant Liabilities at September 30, 2025	$833,854	$7,901,343	$8,735,197
Warrants Issued	-	-	-
Warrants Exercised	(97,614)	(5,608,273)	(5,705,887)
Fair market revaluation	(539,417)	(1,746,394)	(2,285,811)
Warrant Liabilities at March 31, 2026	$196,823	$546,676	$743,499

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consisted of the following:

	March 31, 2026	September 30, 2025

Trade receivables	$13,475,565	$13,285,839
Allowance for credit losses	(150,006)	(152,415)
	$13,325,559	$13,133,424

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	September 30, 2025

Prepaid expenses	$1,307,009	$1,327,463
Prepaid inventory	334,286	81,820
Deferred costs	379,797	132,434
Short-term investments	-	14,715
Prepaid income taxes	146,117	-
Prepaid expenses and other current assets total	$2,167,209	$1,556,432

NOTE 10 – INVENTORY, NET

Inventory, net consisted of the following:

	March 31, 2026	September 30, 2025

Raw materials	$680,252	$609,304
Work in progress	464,337	364,907
Finished goods	5,595,990	5,610,733
Inventory, net	6,740,579	6,584,944

The Company maintained an allowance for obsolete inventories of $1,019,828 and $1,034,798 at March 31, 2026, and September 30, 2025, respectively.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	March 31, 2026	September 30, 2025

Land	$1,854,511	$945,279
Building and leasehold improvements	8,744,992	4,482,978
Furniture and office equipment	650,194	625,995
Computers and software	2,654,119	2,685,331
Machinery and equipment	16,443,751	13,927,502
	30,347,567	22,667,085
Less: Accumulated depreciation	(13,806,618)	(13,015,089)
Property and equipment, net	$16,540,949	$9,651,996

Depreciation expense for the three months ended March 31, 2026, and 2025, was $458,939 and $319,507, respectively, depreciation expense for the six months ended March 31, 2026, and 2025, was $877,126 and $666,252, respectively, and is recorded in cost of revenues and general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by segment, were as follows:

	Security	Industrial Services	Aerospace and Defense	Consolidated
Balance at September 30, 2025	$-	$3,708,347	$-	$3,708,347
Impairment /adjustments	-	-	-	-
Acquisitions	-	-	3,977,794	3,977,794
Balance at March 31, 2026	$-	$3,708,347	$3,977,794	$7,686,141

As of March 31, 2026, and September 30, 2025, accumulated impairment losses of $3,846,475 have been recorded related to the Security segment.

On January 8, 2026, the Company acquired Invocon, as part of the fair market evaluation for the purchase price accounting, the company recognized intangible assets in the form of the company trade name and internal developed technologies.

Changes in the carrying amount of intangible assets, by segment, were as follows:

	Security	Industrial Services	Aerospace and Defense	Consolidated
Balance at September 30, 2025	$-	$-	$-	$-
Acquisitions	-	-	3,130,000	3,130,000
Amortization	-	-	(148,250)	(148,250)
Balance at March 31, 2026	$-	$-	$2,981,750	$2,981,750

NOTE 13 – OTHER ASSETS

On November 13, 2020, and January 19, 2022, Cemtrex made $500,000 in investments, on July 18, 2023, and October 5, 2023, made additional $100,000 in investments, and on October 17, 2024, and November 18, 2024, made additional $50,000 in investments on each respective date, via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying unaudited condensed consolidated balance sheet and the Company accounts for this investment and records it at cost. No impairment has been recorded for the six months ended March 31, 2026, and 2025.

Other assets consisted of the following:

	March 31, 2026	September 30, 2025
Rental deposits	$259,619	$262,201
Investment in Masterpiece VR	1,300,000	1,300,000
Other deposits	51,249	63,930
Demonstration equipment supplied to resellers	-	441,624
Other assets total	$1,610,868	$2,067,755

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31, 2026	September 30, 2025
Accrued expenses	$1,305,722	$442,344
Accrued payroll and payroll taxes	1,026,684	1,558,475
Accrued warranty	222,702	222,702
Accrued expenses total	$2,555,108	$2,223,521

NOTE 15 – DEFERRED REVENUE

The Company’s deferred revenue for the three and six months ended March 31, 2026, and 2025, were as follows:

	For the three months ended		For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Deferred revenue at beginning of period	$1,683,471	$1,766,705	$1,866,014	$1,955,635
Net additions:
Deferred software revenues	233,696	445,382	607,796	809,527
Recognized as revenue:
Deferred software revenues	(526,265)	(522,669)	(1,082,908)	(1,075,744)
Deferred revenue at end of period	1,390,902	1,689,418	1,390,902	1,689,418
Less: current portion	1,019,351	1,179,536	1,019,351	1,179,536
Long-term deferred revenue at end of period	$371,551	$509,882	$371,551	$509,882

For the three months ended March 31, 2026, and 2025, the Company recognized revenue of $495,402 and $501,666, respectively. For the six months ended March 31, 2026, and 2025, the Company recognized revenue of $914,003, and $885,962, respectively, that was previously included in the beginning balance of deferred revenues.

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

The following is a summary of the Company’s uncompleted contracts:

	March 31, 2025	September 30, 2025
Costs incurred on uncompleted contracts	$21,695,817	$10,344,923
Estimated gross profit	6,457,872	4,025,531
	28,153,689	14,370,454
Applicable billings to date	(28,293,504)	(15,045,345)
Net earnings in excess of billings/(billing in excess of costs)	$(139,815)	$(674,891)

For the three and six months ended March 31, 2026, and 2025, the Company recognized revenue of $130,471 and $342,725, and $1,402,348 and $1,103,156, respectively, that was previously included in the beginning balance of contract liabilities.

The following table summarizes the net activity of the contract assets and contract liabilities for the three and six months ended March 31, 2026, and 2025.

	For the three months ended		For the six months ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$1,697,691	$1,541,241	$980,164	$985,207
Changes in revenue billed, contract price or cost estimates	(151,007)	(384,621)	566,520	171,413
Contract assets acquired in acquisition	661,885	-	661,885	-
Contract asset, net, ending balance	$2,208,569	$1,156,620	$2,208,569	$1,156,620
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(1,542,262)	$(1,279,187)	(1,655,055)	$(1,254,204)
Changes in revenue billed, contract price or cost estimates	(273,585)	(645,238)	(160,792)	(670,221)
Contract liabilities acquired in acquisition	(532,537)	-	(532,537)	-
Contract liability, ending balance	$(2,348,384)	$(1,924,425)	$(2,348,384)	$(1,924,425)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$155,429	$262,054	$(674,891)	$(268,997)
Changes in revenue billed, contract price or cost estimates	(424,592)	(1,029,859)	405,728	(498,808)
Net billings in excess of costs acquired in acquisition	129,348	-	129,348	-
Net (earnings in excess of billings)/costs in excess of billings, ending balance	$(139,815)	$(767,805)	$(139,815)	$(767,805)

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

As of March 31, 2026, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $664,000, all of which is considered short-term and is presented on the Company’s unaudited Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party. The Company has taken a $381,550 allowance for expected credit losses against these royalties.

As of March 31, 2026, there was $548,554 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $282,450 is the net due on the royalties on CXR Inc.’s revenues. The remaining $266,104 is related to the services provided by Vicon Security Technologies Pvt Ltd. (formerly Cemtrex Technologies Pvt. Ltd.) in the normal course of business. During the year ended September 30, 2025, the Company recorded $60,628 in current expected credit losses on receivables due from CXR Inc.

NOTE 18 – EXPECTED CREDIT LOSSES

The following table summarized the Company’s activity for expected credit losses for the six months ended March 31, 2026.

	Trade receivables, net	Contract assets, net	Royalties receivable, net - related party
As of September 30, 2025	$152,415	$9,704	$165,771
Provision	-	10,395	215,779
Recovery	(2,409)	-	-
Write-off	-	-	-
As of March 31, 2026	$150,006	$20,099	$381,550

NOTE 19 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3.23 years at March 31, 2026, and 3.30 years at March 31, 2025. The weighted average discount rate used to measure lease liabilities was approximately 6.16% at March 31, 2026, and 6.22% at March 31, 2025. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company has a single lease that is classified as a finance lease for equipment acquired as part of the Richland acquisition. The remaining term of this lease is 0.58 years with a discount rate of 1.76% as of March 31, 2026.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s security segment leases approximately 350 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $2,075 per month. Short-term rent expense was $12,840 for the six months ended March 31, 2026, and $25,671 for the six months ended March 31, 2025.

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the unaudited condensed consolidated balance sheet at March 31, 2026, is set forth below:

Years ending September 30,	Finance Leases	Operating Leases
Remainder of 2026	$335,027	$728,754
2027	-	1,170,804
2028	-	560,383
2029	-	372,750
2030 and thereafter	-	380,672
Undiscounted lease payments	335,027	3,213,363
Amount representing interest	(3,209)	(322,629)
Discounted lease payments	331,818	2,890,734
Less short-term lease liabilities	331,818	1,249,135
Long-term lease liabilities	$-	$1,641,599

Lease costs for the three and six months ended March 31, 2026, and 2025 are set forth below:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating lease costs:
Amortization of right-of-use assets	313,479	206,795	571,248	461,490
Interest on lease obligations	5,624	1,820	10,860	3,396
Operating lease costs total	319,103	208,615	582,108	464,886
Finance lease costs
Amortization of right-of-use assets	9,503	-	9,503	-
Interest on lease obligations	496	-	496	-
Finance lease costs total	9,999	-	9,999	-
Short-term lease costs	6,420	11,265	12,840	25,671
Total lease cost	$335,522	$219,880	$604,947	$490,557

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$319,103	$208,615	$582,108	$464,886
Finance lease	$6,897	$-	$6,897	$-

NOTE 20 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A.. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) matures twenty-four months from the closing date, and if not specifically terminated, renews for one-year periods.  This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of March 31, 2026, the Company had enough eligible assets to access approximately $3,100,000 of the credit line. The Company was in compliance with all loan covenants as of March 31, 2026. As of March 31, 2026, and September 30, 2025, this loan had a balance of $2,035,697, and $3,176,096, respectively.

Notes payable

On November 7, 2025, the Company issued a note payable to Streeterville Capital, LLC in the amount of $7,025,000. This note carries interest between November 7, 2025, and December 31, 2025, of SOFR (3.87% as of December 31, 2025), after December 31, 2025, 8%, This Note matures eighteen (18) months from the issuance date with redemptions of up to $700,000 a month beginning at six (6) months from the issuance date. After deduction of legal fees of $25,000, the Company received $7,000,000 in cash. Additionally, this note contains an additional interest provision that if this note is outstanding on January 1, 2026, a one-time additional interest fee of $1,050,00 which is being amortized over the remaining life of the loan, as of March 31, 2026, there is $853,125 of unamortized interest. As of March 31, 2026, this note had a balance of $8,281,006.

On February 5, 2026, the company issued a promissory note to Fulton Bank in the amount of $600,000 for the purchase of Richland Industries, LLC. This note carries interest of 6.09% requires 60 monthly payments of interest and principal and matures on February 1, 2031. As of March 31, 2026, the note had a balance of $590,787.

On February 5, 2026, the Company acquired a mortgage in the amount of $3,920,000 from Fulton Bank to finance the purchase of the property formerly owned by Richland Industries, LLC. The mortgage carries interest at the Secured Overnight Financing Rate (SOFR) plus 2.75% and matures on February 1, 2046. As of March 31, 2026, this loan had a balance of $3,912,200.

The following table outlines the Company’s secured liabilities:

			March 31,	September 30,
	Interest Rate	Maturity	2026	2025
Fulton Bank - $312,000 fund equipment for AIS. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.05% as of March 31, 2026 and 6.61% as of September 30, 2025).	9/30/2029	228,921	257,704

Fulton Bank mortgage $2,476,000. This loan is secured by the underlying asset.	SOFR plus 2.62% (6.30% on March 31, 2026 and 6.86% on September 30, 2025).	1/28/2040	1,989,603	2,034,048

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (6.48% as of March 31, 2026 and 7.04% as of September 30, 2025).	9/30/2043	1,129,836	1,146,630

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by Cemtrex; matures in 2030.	SOFR plus 2.80% per annum (6.48% as of March 31, 2026 and 7.04% as of September 30, 2025).	7/1/2030	1,469,944	1,613,677

Fulton Bank (AIS - TN) - $3,920,000 mortgage loan; requires monthly principal and interest payments through January 1, 2046 with a final payment of remaining principal on February 1, 2046; The loan is collateralized by 1905 Mines Rd. and guaranteed by AIS and Cemtrex.	SOFR plus 2.75% per annum (6.43% as of March 31, 2026).	2/1/2046	3,912,200	-

Fulton Bank (AIS - TN) - $600,000. promissory note related to purchase of AIS - TN; requires 60 monthly principal and interest payments; The note is collateralized by the AIS - TN assets and guaranteed by AIS and Cemtrex; matures in 2031.	6.09%	2/1/2031	590,787	-

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of September 30, 2025 and September 30, 2024.	8%	2/22/2027	138,072	7,871,777

Note payable - $580,000. Less original issue discount $75,000 and legal fees $5,000,net cash received $500,000. Unamortized original issue discount balance of $33,333 as of September 30, 2025.	8%	5/21/2026	647,433	621,773

Note payable - $7,025,000. Less legal fees $25,000,net cash received $7,000,000. A $1,050,000 additional interest provision was recorded on January 1, 2026	Between November 7, 2025 and December 31, 2025, SOFR (3.87% as of December 31, 2025), after December 31, 2025, 8%	5/6/2027	8,281,006	-

Less: Unamortized original issue discount			(861,458)	(33,333)
Total debt			$17,526,344	$13,512,276
Less: Current maturities			(8,770,319)	(8,925,497)
Long-term debt			$8,756,025	$4,586,779

NOTE 21 – STOCKHOLDERS’ EQUITY

Series 1 Preferred Stock

The Company’s Series 1 Preferred Stock is quoted on the OTC Markets OTCID tier under the symbol “CETXP.”

During the six months ended March 31, 2026, 135,592 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of March 31, 2026, and September 30, 2025, there were 2,840,919 and 2,705,327 shares of Series 1 Preferred Stock issued and 2,776,819 and 2,641,227 shares of Series 1 Preferred Stock outstanding, respectively.

Common Stock

On October 2, 2024, November 26, 2024, and September 29, 2025, the Company completed a 60:1, 35:1, and 15:1 respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

During the six months ended March 31, 2026, 29,943 shares of common stock were issued for the exercise 9,981 Series A Warrants, under the Alternative Cashless Exercise option as adjusted for exercise price adjustments. During the three months ended March 31, 2026, no Series A Warrants were exercised.

During the six months ended March 31, 2026, there 67,671 shares of common stock issued for rounding on the September 29, 2025, reverse stock split. During the three months ended March 31, 2026, no rounding shares were issued.

During the three and six months ended March 31, 2026, 8,030, and 2,324,510 shares of common stock were issued for the exercise of 8,030, and 2,324,510 Series B Warrants, respectively which generated $5,675,332 in proceeds.

During the six months ended March 31, 2026, 3,000,296 shares of the Company’s common stock have been issued to satisfy $7,759,168 of notes payable, $84,832 in accrued interest, and $11,798,283 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended. During the three months ended March 31, 2026, no shares were issued to satisfy debt.

Series A and Series B Warrants

The following table summarizes information about shares issuable under warrants outstanding as of March 31, 2026.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2025	1,667,106	$4.84	3.37
Warrants granted	-
Warrants exercised	(2,354,453)	$2.41
Warrants forfeited	-
Warrants cancelled	-
Exercise price adjustments	2,062,572
Outstanding at March 31, 2026	1,375,225	$1.73	2.52

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

For the six months ended March 31, 2026, and 2025 the company recognized a loss on the fair value of the common shares issued for the exercised warrants of $4,658,582 and a loss of $15,796,105, respectively, which represents the difference between the fair value of the shares issued and the value of the warrants exercised.

For the six months ended March 31, 2026, and 2025 the company recognized a loss on changes in fair value of warrant liability of $688,671, and $10,020,212, respectively, which represents the change in the fair value of the of the warrants unexercised at the measurement period.

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

NOTE 22 – SHARE-BASED COMPENSATION

For the six months ended March 31, 2026, and 2025, the Company recognized $0 and $7,183 of share-based compensation expense on its outstanding options, respectively. As of March 31, 2026, there was no unrecognized share-based compensation expense.

During the six months ended March 31, 2026, no options were granted, cancelled, or forfeited.

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

NOTE 24 – INCOME TAXES

For the three and six months ended March 31, 2026, and 2025, the Company recorded an income tax expense of approximately $73,859 and $110,525, 340,185, and 231,063, respectively. These taxes are related to our international operations and state taxes of certain subsidiaries.

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

The Company’s effective tax rates for the three and six months ended March 31, 2026, and 2025, were (5.7%) and 1.27%, (1.79%) and (1.17%) respectively.

NOTE 25 – SUBSEQUENT EVENTS

On April 7, 2026, the Company issued 864,588 shares of the Company’s common stock to satisfy $580,000 of notes payable, $68,441 in accrued interest, and $466,878 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 17, 2026, the Company issued 150,000 shares of the Company’s common stock were issued for the exercise of 150,000 Series B Warrants which generated $112,500 in proceeds.

On May 8, 2026, the Company issued 29,157 shares of the Company’s common stock to satisfy $25,000 of accrued interest on notes payable, and $950 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Aerospace and Defense

Cemtrex’s Aerospace and Defense segment operates under the brand Invocon, which offers designing, manufacturing, and supporting advanced instrumentation, wireless sensing, and telemetry systems deployed across satellites, launch vehicles, target missiles, and space-based platforms. Its technologies support numerous government and prime contractor programs, including multiple Space Shuttle and International Space Station systems, and the company maintains long-standing relationships across the Missile Defense Agency and leading aerospace and defense primes.

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

Results of Operations – For the three months ended March 31, 2026, and 2025

Revenues

The Company’s Security segment revenues for the three months ended March 31, 2026, decreased by $11,204,595 or 66% to $5,776,557 from $16,981,152 for the three months ended March 31, 2025. This decrease is mainly due to a large sale valued at $10,375,000 for security technology products under our Vicon brand during the quarter ended March 31, 2025.

The Company’s Industrial Services segment revenues for the three months ended March 31, 2026, increased by $768,929 or 7%, to $11,038,046 from $10,269,117, for the three months ended March 31, 2025. This increase is mainly due to the revenues from the acquisition of Richland, LLC.

The Company’s newly established Aerospace and Defense segment generated revenues of $1,232,592 for the three months ended March 31, 2026

There was unallocated revenue under the Corporate segment of $14,172 for the three months ended March 31, 2026. This revenue is related to the Company’s investment in digital assets.

Gross Profit

Gross Profit for the three months ended March 31, 2026, was $6,847,204 or 38% of revenues as compared to gross profit of $12,165,455 or 45% of revenues for the three months ended March 31, 2025.

Gross profit in our Security segment was $2,530,694 or 44% of the segment’s revenues for the three months ended March 31, 2026, as compared to gross profit of $8,803,856 or 52% of the segment’s revenues for the period ended March 31, 2025. Gross profit in our security segment decreased as a result of the large sale mentioned above, additionally gross profits have been impacted by tariffs and fuel surcharges on shipping. The Company is currently evaluating the potential impact of tariff refunds on future gross profit percentages.

Gross profit in our Industrial Services segment was $3,781,523 or 34% of the segment’s revenues for the three months ended March 31, 2026, as compared to gross profit of $3,361,599 or 33% of the segment’s revenues for the period ended March 31, 2025. Gross profit increased in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was mainly due to the acquisition of Richland, LLC which lowered outsourcing costs now provided by AIS – TN, formerly Richland LLC.

Gross profit in the Company’s newly established Aerospace and Defense segment was 520,815 or 42% of revenues for the three months ended March 31, 2026

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026, increased $1,701,641 or 25% to $8,472,383 from $6,770,742 for the three months ended March 31, 2025. The increase in general and administrative expenses is mainly related to the additional expenses related to the acquisition of Invocon and Richland.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2026, were $546,858 compared to $777,889 for the three months ended March 31, 2025, a decrease of $231,031 or 30%. Research and Development expenses are related to the Security segment’s development of next generation solutions associated with security and surveillance systems software and the Aerospace and Defense segment’s development and improvement of their products.

Bargain Purchase Gain

As discussed in Note 1 of the Form 10-Q, the acquisition of Richland, LLC resulted in a bargain purchase gain of 2,068,047 based on the preliminary purchase price allocation. The purchase price allocation is still preliminary but has been developed based on an estimate of fair values of Richland’s identifiable tangible and intangible assets acquired and liabilities assumed as of February 5, 2026. The final allocation of the purchase price will be determined within one year from the closing date of the Invocon acquisition.

Other Income/Expense

Other income for the three months ended March 31, 2026, was $3,467,711, as compared to $4,104,211 for the three months ended March 31, 2025. Other income for the three months ended March 31, 2026, was mainly driven by the bargain purchase gain mentioned above, gain on the exercise of warrant liabilities and the change in the fair value of warrant liabilities, offset by interest expense and the change in the fair value of the Company’s digital assets. Other income for the three months ended March 31, 2025, was mainly driven by the change in the fair value of warrant liabilities.

Provision for Income Taxes

During the three months ended March 31, 2026, and 2025, the Company had income tax expense from continuing operations of $73,859 and $110,525, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the three months ended March 31, 2026, and 2025, was 5.7% and 1.27% respectively.

Results of Operations – For the six months ended March 31, 2026, and 2025

Revenues

The Company’s Security segment revenues for the six months ended March 31, 2026, decreased by $11,146,766 or 50% to $11,288,085 from $22,434,851 for the six months ended March 31, 2025. This decrease is mainly due to a large sale valued at $10,375,000 for security technology products under our Vicon brand during the quarter ended March 31, 2025.

The Company’s Industrial Services segment revenues for the six months ended March 31, 2026, increased by $3,093,885 or 17%, to $21,649,202 from $18,555,317, for the six months ended March 31, 2025. This increase is mainly due to the revenues from the acquisition of Richland LLC.

The Company’s newly established Aerospace and Defense segment generated revenues of $1,232,592 for the six months ended March 31, 2026

There was unallocated revenue under the Corporate segment of $24,799 for the six months ended March 31, 2026. This revenue is related to the Company’s investment in digital assets.

Gross Profit

Gross Profit for the six months ended March 31, 2026, was $12,469,070 or 36% of revenues as compared to gross profit of $17,867,391 or 44% of revenues for the six months ended March 31, 2025.

Gross profit in our Security segment was $4,691,462 or 42% of the segment’s revenues for the six months ended March 31, 2026, as compared to gross profit of $11,643,615 or 52% of the segment’s revenues for the period ended March 31, 2025. Gross profit in our security segment decreased as a result of the large sale mentioned above, additionally gross profits have been impacted by tariffs and fuel surcharges on shipping. The Company is currently evaluating the potential impact of tariff refunds on future gross profit percentages.

Gross profit in our Industrial Services segment was $7,231,994 or 33% of the segment’s revenues for the six months ended March 31, 2026, as compared to gross profit of $6,223,776 or 34% of the segment’s revenues for the period ended March 31, 2025. Gross profit increased in the six months ended March 31, 2026, compared to the six months ended March 31, 2025, was mainly due to the acquisition of Richland, LLC which lowered outsourcing costs now provided by AIS – TN, formerly Richland LLC.

Gross profit in the Company’s newly established Aerospace and Defense segment was 520,815 or 42% of revenues for the six months ended March 31, 2026

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2026, increased $2,534,943 or 18% to $16,398,974 from $13,864,031 for the six months ended March 31, 2025. The increase in general and administrative expenses is mainly related to the additional expenses related to the acquisition of Invocon and Richland.

Research and Development Expenses

Research and Development expenses for the six months ended March 31, 2026, were $1,048,293 compared to $1,667,972 for the six months ended March 31, 2025, a decrease of $619,697or 37%. Research and Development expenses are related to the Security segment’s development of next generation solutions associated with security and surveillance systems software and the Aerospace and Defense segment’s development and improvement of their products.

Bargain Purchase Gain

As discussed in Note 1 of the Form 10-Q, the acquisition of Richland, LLC resulted in a bargain purchase gain of 2,068,047 based on the preliminary purchase price allocation. The purchase price allocation is still preliminary but has been developed based on an estimate of fair values of Richland’s identifiable tangible and intangible assets acquired and liabilities assumed as of February 5, 2026. The final allocation of the purchase price will be determined within one year from the closing date of the Invocon acquisition.

Other Income/Expense

Other expense for the six months ended March 31, 2026, was $14,047,941, as compared to $22,161,046 for the six months ended March 31, 2025. Other expense for the six months ended March 31, 2026, was mainly driven by the bargain purchase gain mentioned above, loss on the exercise of warrant liabilities, interest expense, and the change in the fair value of the Company’s digital assets. Other expense for the six months ended March 31, 2025, was mainly driven by the loss on excess fair value and change in the fair value of warrant liabilities.

Provision for Income Taxes

During the six months ended March 31, 2026, and 2025, the Company had income tax expense from continuing operations of $340,185 and $231,063, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the six months ended March 31, 2026, and 2025, was (1.79%) and (1.17%) respectively.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $13,706,571 at March 31, 2026, compared to working capital of $5,184,339 at September 30, 2025. This includes cash and cash equivalents and restricted cash of $7,910,118 at March 31, 2026, and $6,347,041 at September 30, 2025. The increase in working capital was primarily due to cash raised in the equity offerings and Series B Warrant exercises and the payment of the Company’s debt through equity.

Cash used by operating activities for the six months ended March 31, 2026, was $5,310,446 compared to providing $1,600,532 for the six months ended March 31, 2025. Our operating cash flow was mainly the result of our net loss, less the non-cash adjustments, combined with operating changes in contract assets, prepaid expenses and other current assets, accounts payable, operating lease liabilities, accrued expenses, and deferred revenues.

Trade receivables increased by $192,135 or 1% to $13,325,559 at March 31, 2026, from $13,133,424 at September 30, 2025. The modest increase in trade receivables is attributable to the acquisitions of Richland and Invocon.

Cash used by investing activities for the six months ended March 31, 2026, was $13,972,452 compared to $1,436,452 for the three months ended March 31, 2025. Investing activities for the six months ended March 31, 2026, were driven by the Company’s purchase of property and equipment, investment in marketable securities, the acquisition of Richland and Invocon, and investment in digital assets. Investing activities for the six months ended March 31, 2025, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR.

Cash provided by financing activities for the six months ended March 31, 2026, was $20,871,752 compared to $1,032,254 for the six months ended March 31, 2025. Financing activities for the six months ended March 31, 2026, were primarily driven by the proceeds from equity offerings, proceeds of notes payable, and proceeds from the exercise of the Company’s Series B Warrants. Financing activities for the six months ended March 31, 2025, were primarily driven by the proceeds from the Company’s revolving line of credit, notes payable, and proceeds from the exercise of the Company’s Series B Warrants.

The Company’s working capital may not be sufficient to cover operating costs which indicates substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $7,910,118 in cash and cash equivalents and restricted cash as of March 31, 2026. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of March 31, 2026, has available capacity of approximately $1,100,000, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products, (iii) raised $5,675,332 through the exercise of our Series B warrants during the six months ended March 31, 2026 (iv) raised $10,000,000 in gross proceeds in equity offering during the six months ended March 31, 2026 (v) Invested approximately $5,000,000 of the Company’s surplus cash in various marketable securities to generate income on those investments.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on their evaluation, our management has concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended September 30, 2025, filed with the SEC on December 29, 2025, and amended on January 16, 2026. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe, are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or Quarterly Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and Quarterly Reports, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Preferred Stock

During the six months ended March 31, 2026, 135,592 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

Common Stock

During the six months ended March 31, 2026, 3,000,296 shares of the Company’s common stock have been issued to satisfy $7,728,163 of notes payable, $115,837 in accrued interest, and $11,798,283 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
2.2	Asset Purchase Agreement, between AIS Tennessee, Inc., Richland Industries, LLC, and Joseph Wheland	Form 8-K	2/11/2026
2.3	Share Purchase Agreement, dated November 13, 2025	Form 8-K	11/19/2025
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Amendment to Certificate of Incorporation	Form 8-K	9/30/2024
3.9	Amendment to Certificate of Incorporation	Form 8-K	11/21/2024
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/24/2025
3.11	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.12	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.13	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.14	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.15	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.16	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.17	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.18	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.19	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
10.20	Amendment to Certificate of Incorporation	Form 8-K	9/30/2024
10.21	Amendment to Certificate of Incorporation	Form 8-K	11/21/2024
10.22	Amendment to Certificate of Incorporation	Form 8-K	9/24/2025
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Underwriting Agreement, dated May 28, 2025 with Aegis Capital Corp.	Form 8-K	5/29/2025
10.2	Securities Purchase Agreement, dated December 11, 2025	Form 8-K	12/11/2025
10.3	Securities Purchase Agreement, dated December 23, 2025	Form 8-K	12/23/2025
10.4	Securities Purchase Agreement, dated January 9, 2026	Form 8-K	1/9/2026
10.5	Sales Agreement between AIS Leasing Company and RI Real Estate, LLC	Form 8-K	2/11/2026
21.1	Subsidiaries of the Registrant			X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
97.1	Clawback Policy	Form 10-K	12/29/2025
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/4/2022
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: May 15, 2026	By:	/s/ Saagar Govil .
Saagar Govil
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

Dated: May 15, 2026		/s/ Paul J. Wyckoff .
Paul J. Wyckoff
Chief Financial Officer and Principal Financial Officer

