Form 10-Q
period 2026-06-30
CEMTREX INC
filed 2026-08-14
CIK 1435064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 12, 2026, the issuer had 1,721,141 shares of common stock issued and outstanding.

Table of Contents

CEMTREX, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	September 30,
Assets	2026	2025
Current assets
Cash and cash equivalents	$7,972,128	$4,974,303
Restricted cash	1,329,612	1,372,738
Marketable securities	3,701,907	-
Trade receivables, net	12,520,180	13,133,424
Trade receivables, net - related party	436,453	405,493
Inventory, net	8,035,295	6,584,944
Contract assets, net	1,659,157	980,164
Prepaid expenses and other current assets	1,847,892	1,556,432
Total current assets	37,502,624	29,007,498

Property and equipment, net	16,612,511	9,651,996
Right-of-use operating lease assets	2,750,789	2,003,967
Right-of-use financing lease assets	38,010	-
Royalties receivable, net - related party	-	190,475
Digital assets	970,519	1,158,238
Goodwill	7,686,141	3,708,347
Intangible assets, net of amortization	2,833,500	-
Other	1,611,263	2,067,755
Total Assets	$70,005,357	$47,788,276

Liabilities & Stockholders’ Equity
Current liabilities
Accounts payable	$4,877,828	$4,492,859
Sales tax payable	60,056	76,008
Revolving line of credit	2,392,830	3,176,096
Current maturities of long-term liabilities	8,055,879	8,925,497
Operating lease liabilities - short-term	1,213,307	918,391
Financing lease liabilities - short-term	312,560	-
Deposits from customers	569,933	158,344
Accrued expenses	2,295,479	2,223,521
Accrued payable on inventory in transit	756,241	652,179
Contract liabilities	2,520,458	1,655,055
Deferred revenue	838,154	1,383,036
Accrued income taxes	454,510	162,173
Total current liabilities	24,347,235	23,823,159
Long-term liabilities
Long-term debt	8,577,988	4,586,779
Long-term operating lease liabilities	1,585,473	1,153,221
Other long-term liabilities	290,000	289,483
Deferred revenue - long-term	341,058	482,978
Warrant liabilities	2,866,152	8,735,197
Total long-term liabilities	13,660,671	15,247,658
Total liabilities	38,007,906	39,070,817

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Series 1, 4,000,000 shares authorized, 2,983,141 shares issued and 2,919,041 shares outstanding as of June 30, 2026 and 2,705,327 shares issued and 2,641,227 shares outstanding as of September 30, 2025 (liquidation value of $10 per share)	2,983	2,705
Series C, 100,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2026 and September 30, 2025	50	50
Common stock, $0.001 par value, 70,000,000 shares authorized, 1,259,716 shares issued and outstanding at June 30, 2026 and 23,413 shares issued and outstanding at September 30, 2025	1,260	83
Additional paid-in capital	153,092,747	105,669,313
Accumulated deficit	(123,526,332)	(99,397,741)
Treasury stock, 64,100 shares of Series 1 Preferred Stock at June 30, 2026, and September 30, 2025	(148,291)	(148,291)
Accumulated other comprehensive income	2,575,034	2,591,340
Total stockholders’ equity	31,997,451	8,717,459

Total liabilities and stockholders’ equity	$70,005,357	$47,788,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$18,440,210	$16,965,658	$52,634,888	$57,955,826
Cost of revenues	10,743,420	9,595,152	32,469,028	32,717,929
Gross profit	7,696,790	7,370,506	20,165,860	25,237,897
Operating expenses
General and administrative	8,464,742	7,626,342	24,863,716	21,490,373
Research and development	425,190	386,565	1,473,483	2,054,537
Total operating expenses	8,889,932	8,012,907	26,337,199	23,544,910
Operating (loss)/income	(1,193,142)	(642,401)	(6,171,339)	1,692,987
Other income/(expense)
Other income/(expense), net	87,678	68,002	221,830	(47,190)
Bargain purchase gain	-	-	2,068,047	-
Interest expense	(1,083,729)	(461,504)	(13,769,807)	(1,398,415)
Changes in fair value of digital assets	(127,264)	-	(1,225,705)	-
Unrealized loss on marketable Securities	(31,834)	-	(124,684)	-
Gain on Sale of marketable securities	52,952	-	52,952	-
Gain/(loss) on exercise of warrant liabilities	6,837	74,008	(4,651,745)	(15,722,097)
Changes in fair value of warrant liability	(2,199,991)	(3,615,437)	85,820	(8,928,275)
Total other income/(expense), net	(3,295,351)	(3,934,931)	(17,343,292)	(26,095,977)
Net loss before income taxes	(4,488,493)	(4,577,332)	(23,514,631)	(24,402,990)
Income tax (benefit)/expense	(119,001)	14,035	221,184	245,098
Loss from continuing operations	(4,369,492)	(4,591,367)	(23,735,815)	(24,648,088)
Loss from discontinued operations, net of tax	(110,000)	(42,280)	(392,776)	(282,599)
Net loss	(4,479,492)	(4,633,647)	(24,128,591)	(24,930,687)
Less net loss in noncontrolling interest	-	-	-	(180,152)
Less preferred stock dividends	-	-	46,918	21,949
Net loss attributable to Cemtrex, Inc. stockholders	$(4,479,492)	$(4,633,647)	$(24,175,509)	$(24,772,484)
Loss per share attributable to Cemtrex, Inc. stockholders - Basic and diluted
Continuing Operations	$(3.19)	$(5.16)	$(22.99)	$(27.63)
Discontinued Operations	$(0.08)	$(0.05)	$(0.38)	$(0.32)
Loss per share attributable to Cemtrex, Inc. stockholders - Basic and diluted	$(3.27)	$(5.21)	$(23.37)	$(27.95)
Weighted Average Number of Shares-Basic and diluted	1,371,250	890,432	1,034,475	886,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Other comprehensive loss
Net loss	$(4,479,492)	$(4,633,647)	$(24,128,591)	$(24,930,687)
Foreign currency translation gain/(loss)	15,430	233,086	(16,306)	(321,835)
Comprehensive loss	(4,464,062)	(4,400,561)	(24,144,897)	(25,252,522)
Less net loss in noncontrolling interest	-	-	-	(180,152)
Comprehensive loss attributable to Cemtrex, Inc. stockholders	$(4,464,062)	$(4,400,561)	$(24,144,897)	$(25,072,370)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

									Treasury Stock,
	Preferred Stock		Preferred Stock						64,100
	Series 1		Series C		Common Stock				shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Additional		Series 1	other	Cemtrex
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity
Balance at September 30, 2025	2,705,327	$2,705	50,000	$50	83,061	$83	$105,669,313	$(99,397,741)	$(148,291)	$2,591,340	$8,717,459
Foreign currency translation loss										(719,485)	(719,485)
Dividends paid in Series 1 preferred shares	135,592	136					(136)				-
Shares issued to pay debt					300,046	300	19,641,983				19,642,283
Exercise of Series A warrants					2,995	3	211,095				211,098
Exercise of Series B warrants					231,652	232	15,804,622				15,804,854
Shares issued in offering					235,556	235	5,990,292				5,990,527
Issuance of roundup shares					6,768	7	(7)				-
Net loss								(20,556,147)			(20,556,147)
Balance at December 31, 2025	2,840,919	$2,841	50,000	$50	860,078	$860	$147,317,162	$(119,953,888)	$(148,291)	$1,871,855	$29,090,589
Foreign currency translation gain										687,749	687,749
Exercise of Series B warrants					805	1	23,848				23,849
Shares issued in offering					146,951	147	3,999,853				4,000,000
Net income								907,048			907,048
Balance at March 31, 2026	2,840,919	$2,841	50,000	$50	1,007,834	$1,008	$151,340,863	$(119,046,840)	$(148,291)	$2,559,604	$34,709,235
Foreign currency translation gain										15,430	15,430
Dividends paid in Series 1 preferred shares	142,222	142					(142)				-
Exercise of Series B warrants					15,000	15	182,985				183,000
Shares issued to pay debt					182,142	182	1,569,096				1,569,278
Issuance of roundup shares					54,740	55	(55)				-
Net loss								(4,479,492)			(4,479,492)
Balance at June 30, 2026	2,983,141	$2,983	50,000	$50	1,259,716	$1,260	$153,092,747	$(123,526,332)	$(148,291)	$2,575,034	$31,997,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Continued)

(Unaudited)

									Treasury Stock,
	Preferred Stock		Preferred Stock						64,100
	Series 1		Series C		Common Stock				shares of	Accumulated
	Par Value $0.001		Par Value $0.001		Par Value $0.001		Additional		Series 1	other	Cemtrex	Non-
	Number of		Number of		Number of		Paid-in	Accumulated	Preferred	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity	interest
Balance at September 30, 2024	2,456,827	$2,457	50,000	$50	95	$-	$73,262,550	$(71,355,386)	$(148,291)	$2,949,297	$4,710,677	$250,165
Foreign currency translation loss										(131,439)	(131,439)
Share-based compensation							4,087				4,087
Dividends paid in Series 1 preferred shares	123,167	123					(123)				-
Exercise of Series A warrants					8,858	7	21,515,770				21,515,777
Exercise of Series B warrants					2,225	4	1,095,727				1,095,731
Issuance of roundup shares					731	1	(1)				-
Loss attributable to noncontrolling interest											-	(180,152)
Net loss								(28,754,367)			(28,754,367)
Balance at December 31, 2024	2,579,994	$2,580	50,000	$50	11,909	$12	$95,878,010	$(100,109,753)	$(148,291)	$2,817,858	$(1,559,534)	$70,013
Foreign currency translation loss										(423,482)	(423,482)
Share-based compensation							3,096				3,096
Rounding shares					1	-	-				-
Elimination of non-controlling interest								70,013			70,013	(70,013)
Net income								8,637,479			8,637,479
Balance at March 31, 2025	2,579,994	$2,580	50,000	$50	11,910	$12	$95,881,106	$(91,402,261)	$(148,291)	$2,394,376	$6,727,572	$-
Foreign currency translation gain										233,086	233,086
Share-based compensation							3,097				3,097
Dividends paid in Series 1 preferred shares	129,111	129					(129)				-
Cancelation of 3,778 shares of Series 1 Preferred Shares	(3,778)	(4)					4				-
Shares issued in offering					8,334	8	1,058,942				1,058,950
Shares issued in over allotment exercise					1,250	1	172,499				172,500
Series B Warrant exercises					1,919	2	290,436				290,438
Net loss								(4,633,647)			(4,633,647)
Balance at June 30, 2025	2,705,327	$2,705	50,000	$50	23,413	$23	$97,405,955	$(96,035,908)	$(148,291)	$2,627,462	$3,851,996	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30,
Cash Flows from Operating Activities	2026	2025

Net loss	$(24,128,591)	$(24,930,687)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,730,617	960,930
Loss on disposal of property and equipment	39,694	19,668
Noncash lease expense	886,942	684,360
Interest on finance leases	1,928	-
Loss on marketable securities	71,732	-
Credit loss expense	39,956	55,222
Loss on write-off of related party receivables	110,000	-
Contract modification - related party	-	280,545
Share-based compensation	-	10,280
Bargain purchase gain	(2,068,047)	-
Write-off of demonstration equipment	441,624	-
Interest expense paid in equity shares	12,269,120	-
Accrued interest on notes payable	511,568	803,030
Non-cash royalty income	(27,746)	(48,668)
Amortization of original issue discounts on notes payable	427,083	29,167
Loan origination costs	25,000	5,000
Receipt of SOL from staking	(47,704)	-
Non-cash transaction fees	10,285	-
Unrealized loss on digital assets	1,225,705	-
Loss on exercise of warrant liabilities	4,651,745	15,722,096
Changes in fair value of warrant liability	(85,820)	8,928,275

Changes in operating assets and liabilities net of effects from acquisition of subsidiaries:
Trade receivables	1,929,565	(1,534,474)
Trade receivables - related party	37,261	87,116
Inventory	(1,152,509)	1,162,286
Contract assets	(17,138)	387,056
Prepaid expenses and other current assets	(173,203)	(98,976)
Other assets	14,868	125,035
Accounts payable	(385,535)	295,378
Sales tax payable	(15,952)	(58,449)
Operating lease liabilities	(906,596)	(692,804)
Deposits from customers	161,589	(146,744)
Accrued expenses	(264,430)	60,159
Contract liabilities	180,922	1,455,386
Deferred revenue	(686,802)	(135,687)
Income taxes payable	292,337	(24,582)
Other liabilities	517	10,864
Net cash (used in)/provided by operating activities	(4,900,015)	3,410,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cemtrex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

Cash Flows from Investing Activities
Purchase of property and equipment	(966,783)	(1,435,743)
Proceeds from sale of property and equipment	17,133	13,511
Royalties on related party revenues	40,000	40,000
Purchase of marketable securities	(9,732,488)	-
Proceeds from sale of marketable securities	5,958,849	-
Acquisitions, net of cash acquired	(7,594,695)	-
Investment in digital assets	(1,000,567)	-
Investment in MasterpieceVR	-	(100,000)
Net cash used by investing activities	(13,278,551)	(1,482,232)

Cash Flows from Financing Activities
Proceeds on revolving line of credit	14,694,166	23,424,024
Payments on revolving line of credit	(15,873,476)	(24,509,177)
Payments on debt	(419,597)	(985,212)
Financing lease liabilities	(27,587)	-
Payments on Paycheck Protection Program Loans	-	(50,628)
Proceeds on Loan from CEO	-	200,000
Proceeds on bank loans	-	500,000
Proceeds from notes payable	7,000,000	1,307,354
Proceeds from warrant exercises	5,787,831	-
Proceeds from offerings	10,000,000	1,463,550
Expenses on offerings	(9,473)	(232,100)
Net cash provided by financing activities	21,151,864	1,117,811

Effect of currency translation	(18,599)	(321,394)
Net increase in cash, cash equivalents, and restricted cash	2,954,699	2,724,967
Cash, cash equivalents, and restricted cash at beginning of period	6,347,041	5,420,392
Cash, cash equivalents, and restricted cash at end of period	$9,301,740	$8,145,359

Balance Sheet Accounts Included in Cash, Cash Equivalents, and Restricted Cash	June 30, 2026	June 30, 2025
Cash and cash equivalents	$7,972,128	$7,032,530
Restricted cash	1,329,612	1,112,829
Total cash, cash equivalents, and restricted cash	$9,301,740	$8,145,359

	For the nine months ended
	June 30,
Supplemental Disclosure of Cash Flow Information:	2026	2025
Cash paid during the period for interest	$562,036	$1,777,081
Cash paid during the period for income taxes, net of refunds	$78,305	$237,943

Supplemental Schedule of Non-Cash Investing and Financing Activities
Shares issued to pay notes payable	$21,211,561	$-
Noncash dividends	$136	$252
Financing of Building Purchase	$3,920,000	$-
Financing of Acquisitions	$600,000	$-
Noncash recognition of new leases	$983,114	$720,104
Series A Warrant Exercises	$211,098	$21,515,777
Series B Warrant Exercises	$16,011,703	$1,386,169

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

Common Stock Reverse Stock Split

On September 29, 2025, and June 5, 2026, the Company completed 15:1, and 10:1 respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

Acquisitions

The Company accounts for business combinations using the acquisition method. The consideration transferred is measured at fair value, which is calculated as the sum of the acquisition-date fair values of the assets transferred, liabilities incurred, and equity interests issued. Acquisition-related costs are expensed as incurred. Identifiable assets acquired and liabilities assumed are measured at their acquisition-date fair values.

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

The acquisition of Invocon was accounted for as a business combination under ASC 805 using the acquisition method of accounting. The assets acquired and liabilities assumed, affected for adjustments to reflect fair values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s condensed consolidated financial statements from the Invocon acquisition date.

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

The consideration transferred, preliminary, and as adjusted as of June 30, 2026, allocation of Invocon’s tangible and intangible assets and liabilities, are as follows:

	Preliminary	Adjusted
Consideration Transferred:
Cash	$7,060,000	$7,060,000
Less cash acquired	(389,193)	(389,193)
Total consideration transferred	$6,670,807	$6,670,807

Purchase Price Allocation:
Accounts receivable	98,981	250,925
Prepaid expenses	71,661	71,661
Contract assets	127,465	127,465
Property and equipment	779	779
Right-of-use assets	650,650	650,650
Intangible assets	3,130,000	3,130,000
Accounts payable	(158,056)	(158,056)
Accrued expenses	(338,531)	(338,531)
Contract liabilities	(239,286)	(391,230)
Lease liabilities	(650,650)	(650,650)
Goodwill	3,977,794	3,977,794
Total consideration transferred	$6,670,807	$6,670,807

The pro forma summary below presents the results of operations as if the Invocon acquisition occurred on October 1, 2024. Proforma adjustments for the three and nine months ended June 30, 2026, include $188,425, and $347,028, respectively, of interest expense from the Company’s $7,025,000 note payable used to fund the transaction, income tax benefit of $2,663, and $148,251 of amortization on recognized intangible assets. Proforma adjustments for the three and nine months ended June 30, 2025, includes $25,000 of legal fees related to the acquisition, $344,631 and $989,462, respectively, of interest expense from the Company’s $7,025,000 note payable used to fund the transaction, $148,251, and $444,753, respectively, and amortization on recognized intangible assets and income tax benefit of $1,218, and $166,932, respectively. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this proforma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Cemtrex’s future consolidated results of operations.

	Unaudited	Unaudited	Unaudited	Unaudited
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$18,440,210	$18,052,810	$53,439,393	$60,996,026
Net loss	$(4,291,067)	$(5,287,674)	$(25,023,256)	$(26,621,412)

On February 5, 2026, the Company, through its subsidiary AIS, acquired substantially all the assets of Richland Industries LLC (“Richland”), an industrial services and fabrication company located in Tennessee. In connection with the transaction, AIS established a new subsidiary, AIS Tennessee, Inc (“AIS – TN”), as part of the Company’s Industrial Services Segment. The purchase price of $600,000 was paid via a note payable issued by Fulton Bank. This note carries interest of 6.09% and matures on February 1, 2031. In addition, the Company purchased Richland’s primary facility for $4,900,000 via a $3,920,000 mortgage issued by Fulton Bank and the balance including taxes, closing costs, and fees in cash. This mortgage has carries interest of SOFR plus 2.75% and matures on February 1, 2046.

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

The purchase price allocation presented below is still preliminary but has been developed based on an estimate of fair values of AIS - TN identifiable tangible and intangible assets acquired, and liabilities assumed as of February 5, 2026. The final allocation of the purchase price will be determined within one year from the closing date of the Invocon acquisition.

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

The pro forma summary below presents the results of operations as if the Richland acquisition occurred on October 1, 2024. Proforma adjustments for the three and nine months ended June 30, 2026, includes $(15,677), and $(4,940), respectively, of interest expense from the Company’s 600,000 note payable used to fund the transaction, and income tax benefit of $129,258 for the nine months ended June 30, 2026. Proforma adjustments for the three and nine months ended June 30, 2025, includes $9,597, and $28,250, respectively, of interest expense from the Company’s 600,000 note payable used to fund the transaction, and income tax benefit of $39,702 for the three months ended June 30, 2025, and $9,197 for the nine months ended June 30, 2025. The pro forma summary uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may have differed significantly from this proforma financial information. The pro forma information does not reflect any cost savings, operating synergies or revenue enhancements that might have been achieved from combining the operations. The unaudited pro forma summary is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations had the acquisition been completed as of the date presented, nor should it be considered indicative of Cemtrex’s future consolidated results of operations.

	Unaudited	Unaudited	Unaudited	Unaudited
	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$18,440,210	$19,134,373	$56,392,929	$65,664,122
Net loss	$(4,479,492)	$(5,191,722)	$(25,961,185)	$(26,387,637)

Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Pursuant to the requirements of the ASC 205, management must evaluate whether there are conditions or events considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

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

The Company has incurred substantial net losses attributable to Cemtrex, Inc. stockholders of $28,112,368 and $7,229,491 for fiscal years 2025 and 2024, respectively and a net losses attributable to Cemtrex, Inc. stockholders of $24,175,509 for the nine months ended June 30, 2026, and has debt obligations over the next fiscal year of $10,448,709 that raise substantial doubt with respect to the Company’s ability to continue as a going concern.

While the Company’s losses and current debt indicate a substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. These transactions add additional significant non-operational expenses which are non-cash in nature. The Company has $9,301,740 in cash and cash equivalents and restricted cash as of June 30, 2026. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of June 30, 2026, has available capacity of approximately $622,000, (ii) continually reevaluate our pricing model on the Company’s Vicon brand to improve margins on those products, (iii) raised $5,787,831 through the exercise of our Series B warrants during the nine months ended June 30, 2026 (iv) raised $10,000,000 in gross proceeds in equity offering during the nine months ended June 30, 2026. In the event additional capital is raised through equity offerings and/or debt is satisfied with equity, it may have a dilutive effect on our existing stockholders. While the Company believes these plans, if successful, would be sufficient to meet the capital demands of the Company’s current operations for at least the next twelve months, there is no guarantee that the Company will succeed.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission (‘SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

Correction of an Immaterial Error in Previously Issued Financial Statements

Subsequent to the issuance of our financial statements for the quarter ended June 30, 2025, an immaterial error was identified and has been corrected in our historical information related to the net income/(loss) in noncontrolling interest. On February 24, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation for Vicon Industries Inc. This amendment effected a reverse stock split which exchanged 98,521 for 6 shares of common stock and reduced the number of authorized common shares from 75,000,000 to 15,000. Additionally, in accordance with ASC 260-10-45-13, The Company did not disclose on the face of it’s income statement the preferred stock dividends, the Company did however, disclose the dividends in a note to the financial statements.

The effects of the correction to the individual effected line items in our Consolidated Statement of Operations are as follows:

	For the three months ended June 30, 2025
	As previously reported	Corrections	As corrected

Less net income/(loss) in noncontrolling interest	(90,312)	90,312	-
Net income/(loss) attributable to Cemtrex, Inc. stockholders	$(4,543,335)	$(90,312)	$(4,633,647)

	For the nine months ended June 30, 2025
	As previously reported	Corrections	As corrected

Less net income/(loss) in noncontrolling interest	(15,927)	(164,225)	(180,152)
Less preferred stock dividends	-	21,949	21,949
Net income/(loss) attributable to Cemtrex, Inc. stockholders	$(24,914,760)	$164,225	$(24,772,484)

NOTE 3 – REVENUE

The following table illustrates the approximate disaggregation of the Company’s revenue based off timing of revenue recognition for the three and nine months ended June 30, 2026, and 2025:

	For the three months ended		For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Over time	74%	59%	72%	52%
Point-in-time	26%	41%	28%	48%

NOTE 4 – LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options, and warrants. For the three and nine months ended June 30, 2026, and 2025, the following items were excluded from the computation of diluted net loss per common share as their effect is anti-dilutive:

	For the three months ended		For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Options	7	7	7	7
Warrants	774,220	11,413,951	774,220	11,413,951

For the three and nine months ended June 30, 2026, and 2025, loss per share basic and diluted for continuing operations are calculated as follows:

	For the three months		For the nine months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(4,479,492)	$(4,633,647)	$(24,128,591)	$(24,930,687)
Less loss from discontinued operations, net of tax	(110,000)	(42,280)	(392,776)	(282,599)
Less net loss in noncontrolling interest	-	-	-	(180,152)
Preferred stock dividends	-	-	46,918	21,949
Loss from continuing operations attributable to Cemtrex, Inc. stockholders	$(4,369,492)	$(4,591,367)	$(23,782,733)	$(24,489,885)
Weighted Average Number of Shares-Basic and diluted	1,371,250	890,432	1,034,475	886,336
Loss per share - Basic and diluted - Continuing Operations	$(3.19)	$(5.16)	$(22.99)	$(27.63)
Loss per share – Basic and diluted - Discontinued Operations	$(0.08)	$(0.05)	$(0.38)	$(0.32)

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

The following tables summarize the Company’s reportable segment information and unallocated corporate expenses:

	Three months ended June 30, 2026
	Reportable Segments
	Security	Industrial Services	Aerospace and Defense	Corporate	Consolidated
External revenues	$6,251,494	$9,973,792	$2,202,305	$12,619	$18,440,210
Cost of revenues	3,185,013	7,271,351	287,056	-	10,743,420
Gross profit	$3,066,481	$2,702,441	$1,915,249	$12,619	$7,696,790
Operating expenses
General and administrative	2,876,215	3,068,242	715,161	1,223,473	7,883,091
Depreciation and amortization	85,094	344,997	148,250	3,310	581,651
Research and development	376,843	-	48,347	-	425,190
Operating (loss)/income	$(271,671)	$(710,798)	$1,003,491	$(1,214,164)	$(1,193,142)

Other expense, net	$(61,685)	(165,497)	$-	$(3,068,169)	$(3,295,351)

	Three months ended June 30, 2025
	Reportable Segments
	Security	Industrial Services	Aerospace and Defense	Corporate	Consolidated
External revenues	$7,581,814	$9,383,844	$-	$-	$16,965,658
Cost of revenues	3,628,252	5,966,900	-	-	9,595,152
Gross profit	$3,953,562	$3,416,944	$-	$-	$7,370,506
Operating expenses
General and administrative	4,202,304	2,371,501	-	739,632	7,313,437
Depreciation and amortization	87,290	225,615	-	-	312,905
Research and development	386,565	-	-	-	386,565
Operating (loss)/income	$(722,597)	$819,828	$-	$(739,632)	$(642,401)

Other expense, net	$(359,260)	(2,363,574)	$-	$(1,212,097)	$(3,934,931)

	Nine months ended June 30, 2026
	Reportable Segments
	Security	Industrial Services	Aerospace and Defense	Corporate	Consolidated
External revenues	$17,539,579	$31,622,994	$3,434,897	$37,418	$52,634,888
Cost of revenues	9,781,636	21,688,559	998,833	-	32,469,028
Gross profit	$7,757,943	$9,934,435	$2,436,064	$37,418	$20,165,860
Operating expenses
General and administrative	10,785,909	7,631,571	1,477,233	3,548,206	23,442,919
Depreciation and amortization	230,655	890,332	296,500	3,310	1,420,797
Research and development	1,399,857	-	73,626	-	1,473,483
Operating (loss)/income	$(4,658,478)	$1,412,532	$588,705	$(3,514,098)	$(6,171,339)

Other (expense)/income, net	$(177,327)	$1,753,080	$-	$(18,919,045)	$(17,343,292)

	Nine months ended June 30, 2025
	Reportable Segments
	Security	Industrial Services	Aerospace and Defense	Corporate	Consolidated
External revenues	$30,016,665	$27,939,161	$-	$-	$57,955,826
Cost of revenues	14,419,488	18,298,441	-	-	32,717,929
Gross profit	$15,597,177	$9,640,720	$-	$-	$25,237,897
Operating expenses
General and administrative	11,617,358	6,361,927	-	2,550,158	20,529,443
Depreciation and amortization	258,746	702,184	-	-	960,930
Research and development	2,054,537	-	-	-	2,054,537
Operating income/(loss)	$1,666,536	$2,576,609	$-	$(2,550,158)	$1,692,987

Other expense, net	$(1,245,908)	$(2,551,945)	$-	$(22,298,124)	$(26,095,977)

The following table summarizes the Company’s identifiable assets by segment as of June 30, 2026, and September 30, 2025.

	June 30,	September 30,
	2026	2025
Identifiable Assets
Security	$17,032,475	$17,334,365
Industrial Services	36,235,027	25,865,577
Aerospace and Defense	9,443,131	-
Corporate	7,294,724	4,588,334
Total Assets	$70,005,357	$47,788,276

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

The Company’s restricted cash as of June 30, 2026, and September 30, 2025, are summarized below.

	June 30,	September 30,
	2026	2025
Benecon group	$1,028,922	$839,215
Heisey escrow	-	100,000
Bond escrow	234,541	366,319
Deposit guarantees	66,149	67,204
	$1,329,612	$1,372,738

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

The Company’s fair value liabilities at June 30, 2026, and September 30, 2025, are as follows.

	As of June 30, 2026
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Digital assets - SOL	$970,519	$-	$-	$970,519
Marketable Securities	$3,701,907	$-	$-	$3,701,907
Liabilities
Warrant liabilities	$733,640	$2,132,512	$-	$2,866,152

	As of September 30, 2025
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Digital assets - SOL	$1,158,238	$-	$-	$1,158,238
Liabilities
Warrant liabilities	$833,854	$7,901,343	$-	$8,735,197

Digital Assets – SOL

On July 29, 2025, and January 7, 2026, the Company invested $998,642, and $1,000,567, respectively, in Solana (SOL) and staked our holdings. SOL is a fungible crypto asset that meets the criteria for an intangible asset, resides on a distributed ledger, is secured by cryptography, and does not grant enforceable rights to underlying goods or services to its holder. The digital assets were measured at fair value after acquisition, with changes reported in net income. Staking earnings are recorded as revenue.

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

The Company’s digital assets as of June 30, 2026, and September 30, 2025, are as follows.

	June 30, 2026	September 30, 2025
Units - SOL	13,200	5,549
Cost Per Unit	$155.02	$181.70
Cost Basis	$2,046,214	$1,008,229
Fair Value	$970,519	$1,158,238

The following table is a summary of our digital assets as of June 30, 2026.

Fair Value, September 30, 2025	$1,158,238
Cash purchase	1,000,567
Receipt of SOL from staking	47,704
Non-cash transaction fees	(10,285)
Unrealized loss	(1,225,705)
Fair Value, June 30, 2026	$970,519

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

At June 30, 2026, and September 30, 2025, the following inputs were used in the Black-Scholes model.

	June 30, 2026	September 30, 2025
Expected term	2.84 Years	3.59 Years
Risk-free interest rate	3.81%	3.61%
Expected volatility	196.19%	178.98%
Expected dividend yield	0.00%	0.00%
Exercise price	$2.96	$5.30

The following table summarizes information on warrant liabilities as of June 30, 2026.

	Series A Warrants	Series B Warrants	Total
Warrant liabilities at September 30, 2025	$833,854	$7,901,343	$8,735,197
Warrants issued	-	-	-
Warrants exercised	(97,614)	(5,685,611)	(5,783,225)
Fair market revaluation	(2,600)	(83,220)	(85,820)
Warrant liabilities at June 30, 2026	$733,640	$2,132,512	$2,866,152

NOTE 8 – TRADE RECEIVABLES, NET

Trade receivables, net consisted of the following:

	June 30,	September 30,
	2026	2025
Trade receivables	$12,712,551	$13,285,839
Allowance for credit losses	(192,371)	(152,415)
	$12,520,180	$13,133,424

Trade receivables include amounts due for shipped products and services rendered.

Allowance for credit losses include estimated losses resulting from the inability of our customers to make the required payments.

NOTE 9 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	September 30, 2025

Prepaid expenses	$1,481,868	$1,327,463
Prepaid inventory	184,489	81,820
Deferred costs	31,987	132,434
Short-term investments	-	14,715
Prepaid income taxes	149,548	-
Prepaid expenses and other current assets total	$1,847,892	$1,556,432

NOTE 10 – INVENTORY, NET

Inventory, net consisted of the following:

	June 30,	September 30,
	2026	2025
Raw materials	$705,073	$609,304
Work in progress	321,025	364,907
Finished goods	7,009,197	5,610,733
Inventory, net	$8,035,295	$6,584,944

The Company maintained an allowance for obsolete inventories of $1,019,356 and $1,034,798 at June 30, 2026, and September 30, 2025, respectively.

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows:

	June 30,	September 30,
	2026	2025
Land	$1,854,511	$945,279
Building and leasehold improvements	8,825,374	4,482,978
Furniture and office equipment	650,776	625,995
Computers and software	2,654,119	2,685,331
Machinery and equipment	16,909,309	13,927,502
	30,894,089	22,667,085
Less: accumulated depreciation	(14,281,578)	(13,015,089)
Property and equipment, net	$16,612,511	$9,651,996

Depreciation expense for the three-months ended June 30, 2026, and 2025, was $518,980 and $312,905, respectively, depreciation expense for the nine months ended June 30, 2026, and 2025, was $1,396,106 and $960,930, respectively, and is recorded in cost of revenues and general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by segment, were as follows:

	Security	Industrial Services	Aerospace and Defense	Consolidated
Balance at September 30, 2025	$-	$3,708,347	$-	$3,708,347
Impairment /adjustments	-	-	-	-
Acquisitions	-	-	3,977,794	3,977,794
Balance at June 30, 2026	$-	$3,708,347	$3,977,794	$7,686,141

As of June 30, 2026, and September 30, 2025, accumulated impairment losses of $3,846,475 have been recorded related to the Security segment.

On January 8, 2026, the Company acquired Invocon, as part of the fair market evaluation for the purchase price accounting, the company recognized intangible assets in the form of the company trade name and internal developed technologies. The company trade name will be amortized over a ten-year period and the internal developed technologies will be amortized over a five-year period.

Changes in the carrying amount of intangible assets, by segment, were as follows:

	Security	Industrial Services	Aerospace and Defense	Consolidated
Balance at September 30, 2025	$-	$-	$-	$-
Acquisitions	-	-	3,130,000	3,130,000
Amortization	-	-	(296,500)	(296,500)
Balance at June 30, 2026	$-	$-	$2,833,500	$2,833,500

NOTE 13 – OTHER ASSETS

On various dates between November 2020, and November 2024, the Company invested $1,300,000, via a simple agreement for future equity (“SAFE”) in MasterpieceVR. The SAFE provides that the Company will automatically receive shares of the entity based on the conversion rate of future equity rounds up to a valuation cap, as defined. MasterpieceVR is a software company that is developing software for content creation using virtual reality. The investment is included in other assets in the accompanying unaudited condensed consolidated balance sheet and the Company accounts for this investment and records it at cost. No impairment has been recorded for the nine months ended June 30, 2026, and 2025.

Other assets consisted of the following:

	June 30, 2026	September 30, 2025
Rental deposits	$259,448	$262,201
Investment in Masterpiece VR	1,300,000	1,300,000
Other deposits	51,815	63,930
Demonstration equipment supplied to resellers	-	441,624
Other assets total	$1,611,263	$2,067,755

NOTE 14 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2026	September 30, 2025
Accrued expenses	$1,174,389	$442,344
Accrued payroll and payroll taxes	898,388	1,558,475
Accrued warranty	222,702	222,702
Accrued expenses total	$2,295,479	$2,223,521

NOTE 15 – DEFERRED REVENUE

The Company’s deferred revenue for the three and nine months ended June 30, 2026, and 2025, were as follows:

	For the three months ended		For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Deferred revenue at beginning of period	$1,390,902	$1,689,418	$1,866,014	$1,955,635
Net additions:
Deferred software revenues	257,898	661,917	865,694	1,471,444
Recognized as revenue:
Deferred software revenues	(469,588)	(531,387)	(1,552,496)	(1,607,131)
Deferred revenue at end of period	1,179,212	1,819,948	1,179,212	1,819,948
Less: current portion	838,154	1,329,902	838,154	1,329,902
Long-term deferred revenue at end of period	$341,058	$490,046	$341,058	$490,046

For the three months ended June 30, 2026, and 2025, the Company recognized revenue of $432,636, and $453,205, respectively. For the nine months ended June 30, 2026, and 2025, the Company recognized revenue of $1,216,413, and $1,167,080, respectively, that was previously included in the beginning balance of deferred revenues.

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

The following is a summary of the Company’s uncompleted contracts:

	June 30, 2026	September 30, 2025
Costs incurred on uncompleted contracts	$24,096,533	$10,344,923
Estimated gross profit	8,086,942	4,025,531
	32,183,475	14,370,454
Applicable billings to date	(33,044,776)	(15,045,345)
Net billings in excess of costs	$(861,301)	$(674,891)

For the three and nine months ended June 30, 2026, the Company recognized revenue of $76,842 and $1,479,190, and for the three and nine months ended June 30, 2025, the Company recognized revenue of $0 and $18,625 respectively, that was previously included in the beginning balance of contract liabilities.

The following table summarizes the net activity of the contract assets and contract liabilities for the three and nine months ended June 30, 2026, and 2025.

	For the three months ended		For the nine months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Contract asset, beginning balance	$2,208,539	$1,156,620	$980,164	$985,207
Changes in revenue billed, contract price or cost estimates	(549,382)	(558,469)	17,138	(387,056)
Contract assets acquired in acquisition	-	-	661,855	-
Contract asset, net, ending balance	$1,659,157	$598,151	$1,659,157	$598,151
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Contract liability, beginning balance	(2,500,328)	$(1,924,425)	(1,655,055)	$(1,254,204)
Changes in revenue billed, contract price or cost estimates	(20,130)	(785,165)	(180,922)	(1,455,386)
Contract liabilities acquired in acquisition	-	-	(684,481)	-
Contract liability, ending balance	$(2,520,458)	$(2,709,590)	$(2,520,458)	$(2,709,590)
Net Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts
Net billings in excess of costs, beginning balance	$(291,789)	$(767,805)	$(674,891)	$(268,997)
Changes in revenue billed, contract price or cost estimates	(569,512)	(1,343,634)	(163,784)	(1,842,442)
Net billings in excess of costs acquired in acquisition	-	-	(22,626)	-
Net (earnings in excess of billings)/costs in excess of billings, ending balance	$(861,301)	$(2,111,439)	$(861,301)	$(2,111,439)

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

As of June 30, 2026, there was $436,453 in trade receivables due from the Cemtrex XR successor company, CXR, Inc. Of these receivables $172,450 is the net due on the royalties on CXR Inc.’s revenues. The remaining $264,003 is related to the services provided by Vicon Security Technologies Pvt Ltd. (formerly Cemtrex Technologies Pvt. Ltd.) in the normal course of business. During the year ended September 30, 2025, the Company recorded $110,000 in current expected credit losses on receivables due from CXR Inc.

As of June 30, 2026, there were royalties receivable from the sale of Cemtrex, XR, Inc. of $448,221, all of which is considered short-term and is presented on the Company’s unaudited Condensed Consolidated Balance Sheet under the caption “Trade receivables, net – related party”. The Company has taken a $275,771 allowance for expected credit losses against these royalties.

NOTE 18 – EXPECTED CREDIT LOSSES

The following table summarized the Company’s activity for expected credit losses for the nine months ended June 30, 2026.

	Trade receivables, net	Contract assets, net	Royalties receivable, net - related party
As of September 30, 2025	$152,415	$9,704	$165,771
Provision	39,956	7,302	110,000
Recovery	-	-	-
Write-off	-	-	-
As of June 30, 2026	$192,371	$17,006	$275,771

NOTE 19 – LEASES

The Company is party to contracts where we lease property from others under contracts classified as operating leases. The Company primarily leases office and operating facilities, vehicles, and office equipment. The weighted average remaining term of our operating leases was approximately 3.06 years at June 30, 2026, and 2.91 years at June 30, 2025. The weighted average discount rate used to measure lease liabilities was approximately 5.99% at June 30, 2026, and 6.56% at June 30, 2025. The Company used the rate implicit in the lease, where known, or its incremental borrowing rate as the rate used to discount the future lease payments.

The Company has a single lease that is classified as a finance lease for equipment acquired as part of the Richland acquisition. The remaining term of this lease is 0.33 years with a discount rate of 1.76% as of June 30, 2026.

The Company has elected not to recognize lease assets and liabilities for leases with a term of 12 months or less.

The Company’s security segment leases approximately 350 square feet of office space in Clovis, CA on a month-to-month lease at a rent of $2,140 per month. Short-term rent expense was $19,260 for the nine months ended June 30, 2026, and $27,870 for the nine months ended June 30, 2025.

A reconciliation of undiscounted cash flows to finance and operating lease liabilities recognized in the unaudited condensed consolidated balance sheet at June 30, 2026, is set forth below:

Years ending September 30,	Finance Leases	Operating Leases
Remainder of 2026	$20,690	$366,877
2027	293,647	1,232,076
2028	-	621,889
2029	-	434,257
2030 and thereafter	-	430,324
Undiscounted lease payments	314,337	3,085,423
Amount representing interest	(1,777)	(286,643)
Discounted lease payments	312,560	2,798,780
Less short-term lease liabilities	312,560	1,213,307
Long-term lease liabilities	$-	$1,585,473

Lease costs for the three and nine months ended June 30, 2026, and 2025 are set forth below:

	For the three months ended June 30,		For the nine months ended June 30,
	2026	2025	2026	2025
Operating lease costs:
Amortization of right-of-use assets	$315,694	$222,870	$886,942	$684,360
Interest on lease obligations	8,794	5,048	19,654	8,444
Operating lease costs total	324,488	227,918	906,596	692,804
Finance lease costs
Amortization of right-of-use assets	28,508	-	38,011	-
Interest on lease obligations	1,432	-	1,928	-
Finance lease costs total	29,940	-	39,939	-
Short-term lease costs	6,420	7,337	19,260	33,008
Total lease cost	$360,848	$235,255	$965,795	$725,812

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$324,488	$208,615	$906,596	$692,804
Financing lease	$20,690	$-	$27,587	$-

NOTE 20 – LINES OF CREDIT AND LONG-TERM LIABILITIES

Revolving line of credit

On October 5, 2023, the Company obtained a revolving line of credit in the amount of $5,000,000 from Pathward, N.A.. The interest rate will be a rate which is equal to three percentage points (3%) in excess of that rate shown in the Wall Street Journal as the prime rate (the “Effective Rate”) matures twenty-four months from the closing date, and if not specifically terminated, renews for one-year periods. This loan is secured by the Company’s eligible accounts receivable and eligible finished goods inventory. The Company’s ability to borrow against the line of credit is limited by the value of the eligible assets. As of June 30, 2026, the Company had enough eligible assets to access approximately $3,015,000 of the credit line. The Company was in compliance with all loan covenants as of June 30, 2026. As of June 30, 2026, and September 30, 2025, this loan had a balance of $2,392,830, and $3,176,096, respectively.

Notes payable

On November 7, 2025, the Company issued a note payable to Streeterville Capital, LLC in the amount of $7,025,000. This note carries interest between November 7, 2025, and December 31, 2025, of SOFR (3.87% as of December 31, 2025), after December 31, 2025, 8%, This Note matures eighteen (18) months from the issuance date with redemptions beginning at six (6) months from the issuance date. After deduction of legal fees of $25,000, the Company received $7,000,000 in cash. Additionally, this note contains an additional interest provision that if this note is outstanding on January 1, 2026, a one-time additional interest fee of $1,050,000 which is being amortized over the remaining life of the loan, as of June 30, 2026, there is $656,250 of unamortized interest. As of June 30, 2026, this note had a balance of $7,996,765.

On February 5, 2026, the company issued a promissory note to Fulton Bank in the amount of $600,000 for the purchase of Richland Industries, LLC. This note carries interest of 6.09% requires 60 monthly payments of interest and principal and matures on February 1, 2031. As of June 30, 2026, the note had a balance of $564,902.

On February 5, 2026, the Company acquired a mortgage in the amount of $3,920,000 from Fulton Bank to finance the purchase of the property formerly owned by Richland Industries, LLC. The mortgage carries interest at the Secured Overnight Financing Rate (SOFR) plus 2.75% and matures on February 1, 2046. As of June 30, 2026, this loan had a balance of $3,888,800.

The following table outlines the Company’s secured liabilities:

	Interest Rate	Maturity	June 30, 2026	September 30, 2025
Fulton Bank - $312,000 fund equipment for AIS. This loan is secured by certain assets of the Company.	SOFR plus 2.37% (6.05% as of June 30, 2026 and 6.61% as of September 30, 2025).	9/30/2029	214,165	257,704

Fulton Bank mortgage $2,476,000. This loan is secured by the underlying asset.	SOFR plus 2.62% (6.30% on June 30, 2026 and 6.86% on September 30, 2025).	1/28/2040	1,967,176	2,034,048

Fulton Bank (HEISEY) - $1,200,000 mortgage loan; requires monthly principal and interest payments through August 1, 2043 with a final payment of remaining principal on September 1, 2043; The loan is collateralized by 615 Florence Street and 740 Barber Street and guaranteed by AIS and Cemtrex.	SOFR plus 2.80% per annum (6.48% as of June 30, 2026 and 7.04% as of September 30, 2025).	9/30/2043	1,121,269	1,146,630

Fulton Bank (HEISEY) - $2,160,000. promissory note related to purchase of Heisey; requires 84 monthly principal and interest payments; The note is collateralized by the Heisey assets and guaranteed by Cemtrex; matures in 2030.	SOFR plus 2.80% per annum (6.48% as of June 30, 2026 and 7.04% as of September 30, 2025).	7/1/2030	1,396,148	1,613,677

Fulton Bank (AIS - TN) - $3,920,000 mortgage loan; requires monthly principal and interest payments through January 1, 2046 with a final payment of remaining principal on February 1, 2046; The loan is collateralized by 1905 Mines Rd. and guaranteed by AIS and Cemtrex.	SOFR plus 2.75% per annum (6.43% as of June 30, 2026).	2/1/2046	3,888,800

Fulton Bank (AIS - TN) - $600,000. promissory note related to purchase of AIS - TN; requires 60 monthly principal and interest payments; The note is collateralized by the AIS - TN assets and guaranteed by AIS and Cemtrex; matures in 2031.	6.09%	2/1/2031	564,902

Note payable - $9,205,000. Less original issue discount $1,200,000 and legal fees $5,000,net cash received $8,000,000. 28,572 shares of common stock valued at $700,400 recognized as additional original issue discount. Unamortized original issue discount balance of $0 as of September 30, 2025 and September 30, 2024.	8%	2/22/2027	140,892	7,871,777

Note payable - $580,000. Less original issue discount $75,000 and legal fees $5,000,net cash received $500,000. Unamortized original issue discount balance of $33,333 as of September 30, 2025.	8%	5/21/2026	-	621,773

Note payable - $7,025,000. Less legal fees $25,000,net cash received $7,000,000. A $1,050,000 additional interest provision was recorded on January 1, 2026	Between November 7, 2025 and December 31, 2025, SOFR (3.87% as of December 31, 2025), after December 31, 2025, 8%	5/6/2027	7,996,765	-

Less: Unamortized original issue discount			(656,250)	(33,333)
Total debt			$16,633,867	$13,512,276
Less: Current maturities			(8,055,879)	(8,925,497)
Long-term debt			$8,577,988	$4,586,779

NOTE 21 – STOCKHOLDERS’ EQUITY

Series 1 Preferred Stock

The Company’s Series 1 Preferred Stock is quoted on the OTC Markets OTCID tier under the symbol “CETXP.”

During the nine months ended June 30, 2026, 277,814 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

As of June 30, 2026, and September 30, 2025, there were 2,983,141 and 2,705,327 shares of Series 1 Preferred Stock issued and 2,919,041 and 2,641,227 shares of Series 1 Preferred Stock outstanding, respectively.

Common Stock

On September 29, 2025, and June 5, 2026, the Company completed a 15:1 and 10:1, respectively, reverse stock split on its common stock. All share and per share data have been retroactively adjusted for the reverse splits.

During the nine months ended June 30, 2026, 2,995 shares of common stock were issued for the exercise 2,995 Series A Warrants, under the Alternative Cashless Exercise option as adjusted for exercise price adjustments. During the three months ended June 30, 2026, no Series A Warrants were exercised.

During the nine months ended June 30, 2026, 61,508 shares of common stock issued for rounding on the September 29, 2025, and the June 5, 2026, reverse stock splits. During the three months ended June 30, 2026, 54,740 shares of common stock issued for rounding on the June 5, 2026 reverse split.

During the three and nine months ended June 30, 2026, 15,000, and 247,457 shares of common stock were issued for the exercise of 150,000, and 2,474,510 Series B Warrants, respectively which generated $5,787,831 in proceeds.

During the nine months ended June 30, 2026, 482,188 shares of the Company’s common stock have been issued to satisfy $8,430,895 of notes payable, $511,546 in accrued interest, and $12,269,120 of excess value of shares issued recorded as interest expense. During the three months ended June 30, 2026, 182,142 shares of the Company’s common stock have been issued to satisfy $668,889 of notes payable, $429,552 in accrued interest, and $470,387 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Series A and Series B Warrants

The following table summarizes information about shares issuable under warrants outstanding as of June 30, 2026.

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at September 30, 2025	1,667,106	$4.84	3.37
Warrants granted	-
Warrants exercised	(2,504,453)	$2.31
Warrants forfeited	-
Warrants cancelled	-
Exercise price adjustments	1,852,896
Outstanding at June 30, 2026	1,015,549	$2.26	2.25

On October 13, 2025, the Company issued shares of common stock to relieve debt. At the time, the Company had 147,234 Series A Warrants and 1,519,782 Series B Warrants outstanding at an exercise price of $5.304. According to the terms of the Series A and Series B warrants, in the event of an issuance below the current exercise price, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the public offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On October 17, 2025, it was determined that the exercise price has reset to $4.56.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	147,324	$260,467	57,120
Series B Warrants	1,519,782	$8,061,006	1,767,778

On December 11, 2025, the Company closed on a Securities Purchase agreement of common stock. At the time, the Company had 57,120 Series A Warrants and 1,757,778 Series B Warrants outstanding at an exercise price of $4.56. According to the terms of the Series A and Series B warrants, in the event of a public offering, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the public offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On December 17, 2025, it was determined that the exercise price has reset to $2.433.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	57,120	$260,467	107,058
Series B Warrants	1,757,778	$8,015,406	3,294,469

On December 30, 2025, the Company closed on a Securities Purchase agreement of common stock. At the time, the Company had 78,489 Series A Warrants and 987,987 Series B Warrants outstanding at an exercise price of $2.433. According to the terms of the Series A and Series B warrants, in the event of a public offering, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the public offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On January 6, 2026, it was determined that the exercise price has reset to $2.25.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	78,489	$236,183	104,792
Series B Warrants	987,987	$2,403,749	1,068,339

On April 7, 2026, the Company issued shares of common stock to relieve debt. At the time, the Company had 78,489 Series A Warrants and 987,987 Series B Warrants outstanding at an exercise price of $2.25. According to the terms of the Series A and Series B warrants, in the event of an issuance below the current exercise price, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the public offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On April 13, 2026, it was determined that the exercise price has reset to $0.75.

The following table illustrates the adjustment.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	78,489	$236,183	314,911
Series B Warrants	987,987	$2,385,681	3,180,914

On June 5, 2026, the Company effected a 10:1 reverse stock split. At the time, the Company had 314,911 Series A Warrants and 3,030,914 Series B Warrants outstanding at an exercise price of $0.75. in the event of a reverse stock split, the exercise price resets to the lowest VWAP during the period commencing five (5) consecutive trading days immediately preceding and the five (5) consecutive trading days commencing on the reverse stock split effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On June 11, 2026, it was determined that the exercise price has reset to $4.3051.

The following table illustrates the adjustment

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	314,911	$236,183	54,861
Series B Warrants	3,030,914	$2,273,181	528,015

On June 25, 2026, the Company issued shares of common stock to relieve debt. At the time, the Company had 314,911 Series A Warrants and 3,030,914 Series B Warrants outstanding at an exercise price of $4.3051. According to the terms of the Series A and Series B warrants, in the event of an issuance below the current exercise price, the exercise price resets to the lower of (i) the public offering price, or (ii) the lowest VWAP during the period commencing five (5) consecutive trading days commencing on the public offering effective date and the number of warrants are adjusted as to keep the aggregate value of the warrants then outstanding remains unchanged. On July 1, 2026, it was determined that the exercise price has reset to $2.936.

	Warrants outstanding	Aggregate Value	Adjusted number of warrants outstanding
Series A Warrants	54,861	$236,183	80,443
Series B Warrants	528,015	$2,273,181	774,220

For the three months ended June 30, 2026, and 2025, the company recognized a gain on the fair value of common shares issued for the exercised warrants of $6,837, and $74,008, respectively. For the nine months ended June 30, 2026, and 2025, the company recognized a loss on the fair value of the common shares issued for the exercised warrants of $4,651,745 and $15,722,097, respectively, which represents the difference between the fair value of the shares issued and the value of the warrants exercised.

For the three months ended June 30, 2026, and 2025 the company recognized a loss on changes in fair value of warrant liability of $2,199,991, and $3,615,437, respectively. For the nine months ended June 30, 2026, and 2025 the company recognized a gain on changes in fair value of warrant liability of $85,820, and a loss of $8,928,275, respectively. This represents the change in the fair value of the warrants unexercised at the measurement period.

Equity Offerings

On December 11, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering securities consisting of shares of the Company’s common stock, par value $0.001 per share, and/or pre-funded warrants to purchase shares of Common Stock at $3.00 per share/warrant for aggregate gross proceeds of $2,000,000. The Offering closed on December 11, 2025. The Company issued 31,000 shares of common stock and prefunded warrants to purchase 35,667 shares of common stock. The Prefunded warrants were immediately exercised, and the Company issued 66,667 shares of common stock in the aggregate.

On December 23, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering securities consisting of shares of the Company’s common stock, par value $0.001 per share, and/or pre-funded warrants to purchase shares of Common Stock at $2.50 per share/warrant for aggregate gross proceeds of $2,000,000. The Offering closed on December 23, 2025. The Company issued 33,000 shares of common stock and prefunded warrants to purchase 47,000 shares of common stock. The Prefunded warrants were immediately exercised, and the Company issued 80,000 shares of common stock in the aggregate.

On December 30, 2025, the Company entered into a Securities Purchase Agreement with a single accredited institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering securities consisting of shares of the Company’s common stock, par value $0.001 per share, and/or pre-funded warrants to purchase shares of Common Stock at $2.25 per share/warrant for aggregate gross proceeds of $2,000,000. The Offering closed on December 30, 2025. The Company issued 33,000 shares of common stock and prefunded warrants to purchase 54,889 shares of common stock. The Prefunded warrants were immediately exercised, and the Company issued 88,889 shares of common stock in the aggregate.

On January 9, 2026, Cemtrex, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering (the “Offering”), securities consisting of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and/or pre-funded warrants to purchase shares of Common Stock (the “Pre-Funded Warrants”), for aggregate gross proceeds of $4,000,000. The Offering closed on January 9, 2026. The Company issued 40,000 shares of common stock and prefunded warrants to purchase 106,951 shares of common stock; all the prefunded warrants were immediately exercised, and the Company issued 146,951 shares of common stock in the aggregate.

NOTE 22 – SHARE-BASED COMPENSATION

For the nine months ended June 30, 2026, and 2025, the Company recognized $0 and $10,280 of share-based compensation expense on its outstanding options, respectively. As of June 30, 2026, there was no unrecognized share-based compensation expense.

During the nine months ended June 30, 2026, no options were granted, cancelled, or forfeited.

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

NOTE 24 – INCOME TAXES

For the three and nine months ended June 30, 2026, the Company recorded an income tax benefit of approximately $119,001 and an income tax expense of $221,184, respectively. For the three and nine months ended June 30, 2025, the Company recorded an income tax expense of 14,035, and 282,599, respectively. These taxes are related to our international operations and state taxes of certain subsidiaries.

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

The Company’s effective tax rates for the three and nine months ended June 30, 2026, and 2025, were 2.65% and (0.31)%, (0.94)% and (1.0)% respectively.

NOTE 25 – SUBSEQUENT EVENTS

Completion of Acquisition

On July 1, 2026, the Company, through its wholly owned subsidiary AIS, completed the acquisition of substantially all of the assets of Plant Engineering Services, Inc, an Indiana corporation (“PES”) pursuant to an Asset Purchase Agreement dated July 1, 2026 (the “Asset Purchase Agreement”) by and among AIS Engineering, Inc., a newly formed wholly owned subsidiary of AIS (“Buyer”), PES, and Mark Bohler, an individual residing in state of Indiana (“the “Owner” and collectively with the PES, the “Seller Parties”).

As a result of the transaction, PES’s business operations have been integrated into the Company’s Industrial Services Segment, and Buyer has become the owner of the acquired assets

The purchase price for the business assets was $3,500,000, in cash, subject to a customary working capital adjustment, plus the assumption of certain liabilities. Additionally, the Seller Parties are eligible to receive up to approximately $1,750,000 in contingent earnout consideration over a three-year period based on the achievement of specified gross profit targets.

Issuance of common shares to satisfy notes payable

On July 2, 2026, 461,425 shares of the Company’s common stock have been issued to satisfy $1,277,791 of notes payable, $14,209 in accrued interest, and $78,432 of excess value of shares issued recorded as interest expense.

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

The Company’s reporting segments consist of Security, Industrial Services and Aerospace and Defense. Additionally, the Company’s operational structure also reports unallocated corporate expenses.

Security

Cemtrex’s Security segment operates under the brand, Vicon Industries, Inc. (“Vicon”), which provides end-to-end security solutions to meet the toughest corporate, industrial, and governmental security challenges. Vicon’s products include browser-based video monitoring systems and analytics-based recognition systems, cameras, servers, and access control systems for every aspect of security and surveillance in industrial and commercial facilities, federal prisons, hospitals, universities, schools, and federal and state government offices. Vicon provides innovative, mission critical security and video surveillance solutions utilizing Artificial Intelligence (AI) based data algorithms.

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

Results of Operations – For the three months ended June 30, 2026, and 2025

The Company’s Security segment revenues for the three months ended June 30, 2026, decreased by $1,330,320 or 18% to $6,251,494 from $7,581,814 for the three months ended June 30, 2025. This decrease is mainly due to delays in shipping from increased production time on some of our component products. The Company is currently purchasing additional inventory to overcome this supply issue.

The Company’s Industrial Services segment revenues for the three months ended June 30, 2026, increased by $589,948 or 6%, to $9,973,792 from $9,383,844, for the three months ended June 30, 2025. This increase is mainly due to the revenues from the acquisition of Richland, LLC.

The Company’s newly established Aerospace and Defense segment generated revenues of $2,202,305 for the three months ended June 30, 2026.

There was unallocated revenue to Corporate of $12,619 for the three months ended June 30, 2026. This revenue is related to the Company’s investment in digital assets.

Gross Profit

Gross Profit for the three months ended June 30, 2026, was $7,696,790 or 42% of revenues as compared to gross profit of $7,370,506 or 43% of revenues for the three months ended June 30, 2025.

Gross profit in our Security segment was $3,066,481 or 49% of the segment’s revenues for the three months ended June 30, 2026, as compared to gross profit of $3,953,562 or 52% of the segment’s revenues for the three-month period ended June 30, 2025. Gross profit in our security segment decreased mainly due to increased costs on some of our component products, additionally gross profits have been impacted by tariffs and fuel surcharges on shipping. The Company has applied for tariff refunds and is waiting on the amount to be refunded.

Gross profit in our Industrial Services segment was $2,702,441 or 27% of the segment’s revenues for the three months ended June 30, 2026, as compared to gross profit of $3,416,944 or 36% of the segment’s revenues for the three-month period ended June 30, 2025. Gross profit decreased in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as the Company works to increase efficiency for its recent acquisition, Richland, LLC.

Gross profit in the Company’s newly established Aerospace and Defense segment was $1,915,249 or 87% of revenues for the three months ended June 30, 2026.

General and Administrative Expenses

General and administrative expenses, including depreciation and amortization expenses, for the three months ended June 30, 2026, increased $838,400 or 11% to $8,464,742 from $7,626,342 for the three months ended June 30, 2025. The increase in general and administrative expenses is mainly related to the additional expenses related to the acquisition of Invocon and Richland.

Research and Development Expenses

Research and Development expenses for the three months ended June 30, 2026, were $425,190 compared to $386,565 for the three months ended June 30, 2025, an increase of $38,625 or 10%. Research and Development expenses are related to the Security segment’s development of next generation solutions associated with security and surveillance systems software and the Aerospace and Defense segment’s development and improvement of their products.

Other Income/Expense

Other expense for the three months ended June 30, 2026, was $3,295,351 as compared to $3,934,931 for the three months ended June 30, 2025. Other expense for the three months ended June 30, 2026, was mainly driven by the change in the fair value of warrant liabilities, and interest expense. Other expense for the three months ended June 30, 2025, was mainly driven by the change in the fair value of warrant liabilities.

Provision for Income Taxes

During the three months ended June 30, 2026, and 2025, the Company had an income tax benefit from continuing operations of $119,001 and an income tax expense of $14,035, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the three months ended June 30, 2026, and 2025, was 2.65% and (0.31)% respectively.

Results of Operations – For the nine months ended June 30, 2026, and 2025

Revenues

The Company’s Security segment revenues for the nine months ended June 30, 2026, decreased by $12,477,086 or 42% to $17,539,579 from $30,016,665 for the nine months ended June 30, 2025. This decrease is mainly due to a large sale valued at $10,375,000 for security technology products under our Vicon brand during the prior nine-month period ended June 30, 2025.

The Company’s Industrial Services segment revenues for the nine months ended June 30, 2026, increased by $3,683,833 or 13%, to $31,622,994 from $27,939,161, for the nine months ended June 30, 2025. This increase is mainly due to the revenues from the acquisition of Richland LLC.

The Company’s newly established Aerospace and Defense segment generated revenues of $3,434,897 for the nine months ended June 30, 2026.

There was unallocated revenue to Corporate of $37,418 for the nine months ended June 30, 2026. This revenue is related to the Company’s investment in digital assets.

Gross Profit

Gross Profit for the nine months ended June 30, 2026, was $20,165,860 or 38% of revenues as compared to gross profit of $25,237,897 or 44% of revenues for the nine months ended June 30, 2025.

Gross profit in our Security segment was $7,757,943 or 44% of the segment’s revenues for the nine months ended June 30, 2026, as compared to gross profit of $15,597,177 or 52% of the segment’s revenues for the nine-month period ended June 30, 2025. Gross profit in our security segment decreased as a result of the large sale mentioned above, additionally gross profits have been impacted by increased costs, tariffs and fuel surcharges on shipping. The Company is currently evaluating the potential impact of tariff refunds on future gross profit percentages.

Gross profit in our Industrial Services segment was $9,934,435 or 31% of the segment’s revenues for the nine months ended June 30, 2026, as compared to gross profit of $9,640,720 or 35% of the segment’s revenues for the nine-month period ended June 30, 2025. Gross profit increased in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, mainly due to the acquisition of Richland, LLC.

Gross profit in the Company’s newly established Aerospace and Defense segment was $2,436,064 or 71% of revenues for the nine months ended June 30, 2026

General and Administrative Expenses

General and administrative expenses, including depreciation and amortization expenses, for the nine months ended June 30, 2026, increased $3,373,343 or 16% to $24,863,716 from $21,490,373 for the nine months ended June 30, 2025. The increase in general and administrative expenses is mainly related to the additional expenses related to the acquisition of Invocon and Richland.

Research and Development Expenses

Research and Development expenses for the nine months ended June 30, 2026, were $1,473,483 compared to $2,054,537 for the nine months ended June 30, 2025, a decrease of $581,054, or 28%. Research and Development expenses are related to the Security segment’s development of next generation solutions associated with security and surveillance systems software and the Aerospace and Defense segment’s development and improvement of their products.

Bargain Purchase Gain

As discussed in Note 1 of this Form 10-Q, the acquisition of Richland, LLC resulted in a bargain purchase gain of $2,068,047 based on the preliminary purchase price allocation. The purchase price allocation is still preliminary but has been developed based on an estimate of fair values of Richland’s identifiable tangible and intangible assets acquired and liabilities assumed as of February 5, 2026. The final allocation of the purchase price will be determined within one year from the closing date of the Richland acquisition.

Other Income/Expense

Other expense for the nine months ended June 30, 2026, was $17,343,292, as compared to $26,095,977 for the nine months ended June 30, 2025. Other expense for the nine months ended June 30, 2026, was mainly driven by interest expense related to the discount on common shares issued for the relief on notes payable, loss on the exercise of warrant liabilities, and the change in the fair value of the Company’s digital assets. Other expense for the nine months ended June 30, 2025, was mainly driven by the loss on excess fair value of warrant liabilities.

Provision for Income Taxes

During the nine months ended June 30, 2026, and 2025, the Company had income tax expense from continuing operations of $221,184 and $245,098, respectively. The provision for income tax is estimated based upon the current income projections of the Company, the effective rate of the prior year, and the Company’s current ability to utilize net loss carryforwards. The Company’s effective tax rate for the nine months ended June 30, 2026, and 2025, was (0.94%) and (1.00%) respectively.

Effects of Inflation

The Company’s business and operations have been affected by inflation during the periods for which financial information is presented. In response, the Company has instituted price increases and initiated cost-saving measures to mitigate the effects of inflation on operations.

Liquidity and Capital Resources

Working capital was $13,155,389 at June 30, 2026, compared to working capital of $5,184,339 at September 30, 2025. This includes cash and cash equivalents and restricted cash of $9,301,740 at June 30, 2026, and $6,347,041 at September 30, 2025. The increase in working capital was primarily due to cash raised in the equity offerings and Series B Warrant exercises and the payment of the Company’s debt through equity.

Cash used by operating activities for the nine months ended June 30, 2026, was $4,900,015 compared to providing $3,410,782 for the nine months ended June 30, 2025. Our operating cash flow was mainly the result of our net loss, less the non-cash adjustments, combined with operating changes in inventory, contract assets, prepaid expenses and other current assets, accounts payable, operating lease liabilities, accrued expenses, and deferred revenues.

Trade receivables decreased by $613,244 or 5% to $12,520,180 at June 30, 2026, from $13,133,424 at September 30, 2025. The decrease in trade receivables is attributable to the decrease in sales in the Security segment.

Cash used by investing activities for the nine months ended June 30, 2026, was $13,278,551 compared to $1,482,232 for the nine months ended June 30, 2025. Investing activities for the nine months ended June 30, 2026, were driven by the Company’s purchase of property and equipment, investment in marketable securities, the acquisition of Richland and Invocon, and investment in digital assets. Investing activities for the nine months ended June 30, 2025, were driven by the Company’s purchase of property and equipment and investment in Masterpiece VR.

Cash provided by financing activities for the nine months ended June 30, 2026, was $21,151,864 compared to $1,117,811 for the nine months ended June 30, 2025. Financing activities for the nine months ended June 30, 2026, were primarily driven by the proceeds from equity offerings, proceeds of notes payable and bank loans, and proceeds from the exercise of the Company’s Series B Warrants. Financing activities for the nine months ended June 30, 2025, were primarily driven by the proceeds from the Company’s revolving line of credit, notes payable, and proceeds from the exercise of the Company’s Series B Warrants.

The Company’s working capital may not be sufficient to cover operating costs which indicates substantial doubt regarding the Company’s ability to continue as a going concern, the Company has historically, from time to time, satisfied and may continue to satisfy certain short-term liabilities through the issuance of common stock, thus reducing our cash requirement to meet our operating needs. The Company has $9,301,740 in cash and cash equivalents and restricted cash as of June 30, 2026. Additionally, the Company has (i) secured a line of credit for its Vicon brand to fund operations, which as of June 30, 2026, has available capacity of approximately $622,106, (ii) continually reevaluate our pricing model on our Vicon brand to improve margins on those products, (iii) raised $5,787,831 through the exercise of our Series B warrants during the nine months ended June 30, 2026 (iv) raised $10,000,000 in gross proceeds in equity offering during the nine months ended June 30, 2026.

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

Our CEO and our CFO have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on their evaluation, our management has concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (filed with the Securities and Exchange Commission on December 29, 2025, and amended on January 16, 2026) continue to apply to our business and operations, except as updated or supplemented below. You should carefully consider those risk factors, together with the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before making an investment decision regarding our securities. The risks described below and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially and adversely affect our business, financial condition, or results of operations.

Risk Related to Our Continued Listing on The Nasdaq Capital Market – New $5 Million Market Value of Listed Securities Requirement

Our common stock is listed on The Nasdaq Capital Market. On July 22, 2026, the Securities and Exchange Commission approved a new Nasdaq continued listing requirement (Nasdaq Listing Rules 5450(a)(3) and 5550(a)(6)) that requires all companies listed on the Nasdaq Global Select Market, Nasdaq Global Market, and Nasdaq Capital Market to maintain a Market Value of Listed Securities (“MVLS”) of at least $5 million. MVLS is calculated as the consolidated closing bid price of our common stock multiplied by the number of shares of our common stock outstanding.

As of August 12, 2026, our common stock was trading at approximately $3.05 per share. Based on approximately 1,721,141 shares of common stock outstanding as of August 12, 2026, our MVLS was approximately $5.249 million, which is above the $5 million threshold. If our MVLS falls below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination, and our common stock will be immediately subject to suspension from trading on Nasdaq and delisting proceedings. Unlike most other Nasdaq continued listing deficiencies, the new MVLS requirement provides no cure or compliance period.

A request for a hearing before a Nasdaq Hearings Panel will not stay the suspension of trading. The Hearings Panel’s authority is limited; it may reverse a determination only if made in error or, in limited circumstances, grant an exception of up to 180 days for us to demonstrate compliance with Nasdaq’s more stringent initial listing standards. If our common stock is delisted from Nasdaq, it would likely trade only in the over-the-counter market, which could result in reduced liquidity, increased price volatility, decreased institutional interest, and material adverse effects on our ability to raise additional capital. There can be no assurance that we will be able to regain or maintain compliance with the $5 million MVLS requirement, or any other Nasdaq continued listing standard.

On July 29, 2026, we filed with the Securities and Exchange Commission a Notice of Intention to Petition for Review of the order approving the new MVLS requirement (File No. SR-NASDAQ-2026-004), pursuant to Rule 430 of the Commission’s Rules of Practice. As a result of this filing, we are a “person aggrieved” by the approval order. Under Rule 431(e) of the Commission’s Rules of Practice, the filing of the Notice automatically stays the effectiveness of the approval order unless and until the Commission orders otherwise. There can be no assurance that the stay will remain in effect for any particular period of time, that the Commission will grant any petition for review, or that we will be able to regain or maintain compliance with the $5 million MVLS requirement or any other Nasdaq continued listing standard.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Preferred Stock

During the nine months ended June 30, 2026, 277,814 shares of Series 1 Preferred Stock were issued to pay dividends to holders of Series 1 Preferred Stock.

Common Stock

During the nine months ended June 30, 2026, 482,188 shares of the Company’s common stock have been issued to satisfy $8,430,895 of notes payable, $511,546 in accrued interest, and $12,269,120 of excess value of shares issued recorded as interest expense. Such shares were issued pursuant to the exemption contained under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Filing Date	Herewith
2.1	Stock Purchase Agreement, dated December 15, 2015	Form 8-K/A	9/26/2016
2.2	Asset Purchase Agreement, between AIS Tennessee, Inc., Richland Industries, LLC, and Joseph Wheland	Form 8-K	2/11/2026
2.3	Share Purchase Agreement, dated November 13, 2025	Form 8-K	11/19/2025
2.4	Asset Purchase Agreement, between AIS Engineering, Inc., Plant Engineering Services, Inc, and Mark Bohler, dated July 1, 2026	Form 8-K	7/6/2026
3.1	Certificate of Incorporation filed with the State of Delaware.	Form 10-12G	5/22/2008
3.2	Bylaws	Form 10-12G	5/22/2008
3.3	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.4	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.5	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.6	Amendment to Certificate of Incorporation	Form 10-12G	5/22/2008
3.7	Amendment to Certificate of Incorporation	Form 8-K	8/22/2016
3.8	Amendment to Certificate of Incorporation	Form 8-K	9/30/2024
3.9	Amendment to Certificate of Incorporation	Form 8-K	11/21/2024
3.10	Amendment to Certificate of Incorporation	Form 8-K	9/24/2025
3.11	Certificate of Designation of the Series A Preferred Shares	Form 8-K	9/10/2009
3.12	Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	1/24/2017
3.13	Amendment to Certificate of Incorporation	Form 8-K	9/8/2017
3.14	Certificate of Correction to the Certificate of Amendment	Form 8-K	6/12/2019
3.15	Amended Certificate of Designation of the Series 1 Preferred Shares	Form 8-K	4/1/2020
3.16	Amendment to Certificate of Incorporation	Form 10-K	1/5/2021
3.17	Certificate of Correction to the Certificate of Amendment	Form 10-Q	5/28/2021
3.18	Amendment to Certificate of Incorporation	Form 8-K	1/20/2023
3.19	Amendment to Certificate of Incorporation	Form 8-K	8/2/2024
3.20	Amendment to Certificate of Incorporation	Form 8-K	9/30/2024
3.21	Amendment to Certificate of Incorporation	Form 8-K	11/21/2024
3.22	Amendment to Certificate of Incorporation	Form 8-K	9/24/2025
3.23	Amendment to Certificate of Incorporation	Form 8-K	6/2/2026
4.1	Form of Subscription Rights Certificate	Form S-1	8/29/2016
4.2	Form of Series 1 Preferred Stock Certificate	Form S-1/A	11/23/2016
4.3	Form of Series 1 Warrant	Form S-1/A	12/7/2016
4.4	Form of Common Stock Purchase Warrant	Form 8-K	3/22/2019
4.5	Form of Prefunded Warrant	Form 8-K	5/3/2024
4.6	Form of Series A Common Stock Purchase Warrant	Form 8-K	5/3/2024
4.7	Form of Series B Common Stock Purchase Warrant	Form 8-K	5/3/2024
5.1	Opinion of the Doney Law Firm	Form S-1/A	4/30/2024
10.1	Underwriting Agreement, dated May 28, 2025 with Aegis Capital Corp.	Form 8-K	5/29/2025
10.2	Securities Purchase Agreement, dated December 11, 2025	Form 8-K	12/11/2025
10.3	Securities Purchase Agreement, dated December 23, 2025	Form 8-K	12/23/2025
10.4	Securities Purchase Agreement, dated January 9, 2026	Form 8-K	1/9/2026
10.5	Sales Agreement between AIS Leasing Company and RI Real Estate, LLC	Form 8-K	2/11/2026
21.1	Subsidiaries of the Registrant	Form 10-Q	5/15/2026
31.1	Certification of Chief Executive Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
31.2	Certification of Interim Chief Financial Officer and Principal Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
32.2	Certification of Interim Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.			X
97.1	Clawback Policy	Form 10-K	12/29/2025
99.1	Order pursuant to Section 8A of the Securities Act – dated September 30, 2022.	Form 8-K	10/4/2022
101.INS	Inline XBRL Instance Document			X
101.SCH	Inline XBRL Taxonomy Extension Schema			X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase			X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase			X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase			X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase			X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Cemtrex, Inc.

Dated: August 14, 2026	By:	/s/ Saagar Govil
Saagar Govil
Chairman of the Board, CEO,
President and Secretary (Principal Executive Officer)

Dated: August 14, 2026		/s/ Paul J. Wyckoff
Paul J. Wyckoff
Chief Financial Officer
and Principal Financial Officer

